Form 10-Q
period 1996-03-31
UNIMARK GROUP INC
filed 1996-05-15
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

MARK (ONE)
      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

                                       or

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________ to ____________________


                         Commission file number 0-26096


                            THE UNIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                     75-2436543
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


              UNIMARK HOUSE
            124 MCMAKIN ROAD
             LEWISVILLE, TEXAS                                75067
     (Address of principal executive offices)               (Zip Code)



      Registrant's telephone number, including area code:  (817) 491-2992


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  .   No     .
    -----      -----

 As of May 10, 1996, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value:  6,861,833  shares

                                     INDEX


                            THE UNIMARK GROUP, INC.


                                                                                                         PAGE
  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)
      Condensed Consolidated Balance Sheets - December 31, 1995 and
      March 31, 1996 ............................................................................          3
      Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1995 and
      1996 ......................................................................................          4
      Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995
      and 1996 ..................................................................................          5
      Notes to Condensed Consolidated Financial Statements - March 31, 1996 .....................          6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
  Operations ....................................................................................          8


  PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .....................................................         12

  Signatures .....................................................................................        14

                            THE UNIMARK GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,               MARCH 31,
                                                                                        1995                      1996
                                                                                    -------------------------------------
                                                                                      (Note 2)                (UNAUDITED)
                                                                                      (In thousands, except share data)
                 ASSETS

                 Current assets:
                   Cash and cash equivalents                                              $   6,286              $      1,703
                   Accounts receivable                                                        4,484                     5,866
                   Receivable from related parties                                               90                     1,919
                   Inventories                                                                6,182                     7,448
                   Taxes receivable                                                             824                       751
                   Deferred income taxes                                                         81                        68
                   Prepaid expenses                                                             300                       232
                                                                                          -----------            --------------
                          Total current assets                                               18,247                    17,987

                 Property, plant and equipment, net                                           7,689                    10,304
                 Deferred income taxes                                                          338                       132
                 Other assets                                                                   224                       767
                                                                                          -----------            --------------
                                                                                          $  26,498               $    29,190
                                                                                          ===========            ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                 Current liabilities:
                   Short-term borrowings                                                      3,545              $      4,259
                   Current portion of long-term debt                                            183                       150
                   Accounts payable                                                           4,356                     3,417
                   Accrued expenses                                                             943                     1,690
                   Income taxes payable                                                          13                       217
                   Deferred income taxes                                                      1,726                     2,072
                                                                                          -----------            --------------
                          Total current liabilities                                          10,766                    11,805

                 Long-term debt, less current portion                                           699                       932
                 Deferred income taxes                                                           55                        55

                 Shareholders' equity:
                   Common stock, $0.01 par value:
                     Authorized shares - 20,000,000
                     Issued and outstanding shares - 5,918,050 in
                     1995 and 5,983,310 in 1996                                                  59                        60
                   Additional paid-in capital                                                13,035                    13,538
                   Retained earnings                                                          1,884                     2,800
                                                                                          -----------            --------------
                                                                                             14,978                    16,398
                                                                                          -----------            --------------
                                                                                          $  26,498               $    29,190
                                                                                          ===========            ==============


           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        1995                      1996
                                                                                     ---------------             ------------
                                                                                     (In thousands, except per share data)
                 Net sales                                                                 $   8,483                $  11,278
                 Cost of products sold                                                         5,927                    7,197
                                                                                     ---------------             ------------
                                                                                               2,556                    4,081

                 Selling, general and administrative expenses                                  1,777                    2,739
                                                                                     ---------------             ------------
                 Income from operations                                                          779                    1,342

                 Other income (expense):
                   Interest expense                                                            (122)                    (104)
                   Interest income                                                                94                      184
                   Foreign currency transaction gain (loss)                                    (123)                     (51)
                   Other                                                                           4                        3
                                                                                     ---------------             ------------
                                                                                               (147)                       32
                                                                                     ---------------             ------------

                 Income before income taxes                                                      632                    1,374

                 Income tax expense (benefit)                                                  (165)                      458
                                                                                     ---------------             ------------

                 Net income                                                               $      797                 $    916
                                                                                     ===============             ============

                 Earnings per share:
                   Primary                                                                   $  0.16                  $  0.14
                                                                                     ===============             ============
                   Fully diluted
                                                                                             $  0.16                  $  0.14
                                                                                     ===============             ============


           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          1995                       1996
                                                                                      -------------              ------------
                                                                                                (In thousands)
                 OPERATING ACTIVITIES
                 Net income                                                                $    797                  $    916
                 Adjustments to reconcile net income to net cash provided by operating activities:
                   Depreciation and amortization                                                 86                       238
                   Deferred income taxes                                                      (181)                       531
                   Changes in operating assets and liabilities:
                     Receivables                                                                670                   (2,881)
                     Inventories                                                                190                   (1,180)
                     Prepaid expenses                                                          (30)                        79
                     Accounts payable and accrued expenses                                      168                     (521)
                     Income taxes payable                                                     (120)                       201
                                                                                      -------------              ------------
                 Net cash provided by (used in) operating activities                          1,580                   (2,617)

                 INVESTING ACTIVITIES
                 Purchase of Deli-Bon shares                                                                            (986)
                 Acquisition costs for Deli-Bon                                                                          (64)
                 Purchases of property, plant and equipment                                   (321)                   (1,884)
                 Other                                                                          (9)                     (104)
                                                                                      -------------              ------------
                 Net cash used in investing activities                                        (330)                   (3,038)

                 FINANCING ACTIVITIES
                 Net proceeds from issuance of common stock                                                               504
                 Net (decrease) increase in short-term borrowings                              (40)                       714
                 Payments of long-term debt                                                   (198)                     (146)
                                                                                      -------------              ------------
                 Net cash provided by (used in) financing activities                          (238)                     1,072
                                                                                      -------------              ------------

                 Net increase (decrease) in cash and cash equivalents                         1,012                   (4,583)
                 Cash and cash equivalents at beginning of period                               803                     6,286
                                                                                      -------------              ------------
                 Cash and cash equivalents at end of period                                $  1,815                  $  1,703
                                                                                      =============              ============


           See notes to condensed consolidated financial statements.

                           THE UNIMARK GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements at March 31, 1996, and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's annual report on Form 10-KSB incorporated by reference. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of future financial results.

NOTE  2  -  YEAR END FINANCIAL STATEMENT

The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE  3  -  EARNINGS PER SHARE

Earnings per share was calculated based on the weighted average number of common and common equivalent shares outstanding. The modified treasury stock method was utilized to measure the dilutive effect of options and warrants in 1995.

NOTE  4  -  RELATED PARTY TRANSACTIONS

Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). Interest rates available on the renewal of the portion of IHMSA's debt which recently became due have increased significantly due in large part to economic conditions in Mexico. Since, under the terms of the operating agreement, the Company would incur any increase in the interest payments, the Company elected to advance funds to IHMSA to retire the portion of the debt that recently became due instead of renew it. At March 31, 1996, advances to IHMSA of $1.8 million are included in the balance receivable from related parties. IHMSA is presently working to secure acceptable long-term financing. It is anticipated that IHMSA will refinance the debt and repay the balance owed to UniMark before the end of the year.

NOTE  5  -  ACQUISITION OF DELI-BON

On January 3, 1996, the Company acquired, in a purchase transaction, all the outstanding shares of capital stock of Les Produits Deli-Bon Inc. ("Deli-Bon"), a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. Total consideration given for the purchase of the shares included approximately (i) $787,000 in cash, (ii) a $49,000 six-month promissory note and (iii) 28,510 shares of common stock. The Company's consolidated statement of income for the three month period ended March 31, 1996 includes the results of operations of Deli-Bon since the date of
acquisition.   Pro forma revenues and net income for the
three months ended March 31, 1995, assuming the acquisition of Deli-Bon had occurred on January 1, 1995, are not materially different from historical results of operations reported herein.

NOTE  6  -  SUBSEQUENT EVENTS

On May 9, 1996, the Company acquired all the outstanding shares of capital stock of Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"), in exchange for 782,614 shares of UniMark common stock in a purchase transaction. In addition, UniMark agreed to pay up to an additional $8 million during the next four years if GISE achieves certain financial operating targets. GISE operates two juice plants in the heart of major citrus growing regions in Mexico.

Also on May 9, 1996, the Company acquired all the outstanding shares of capital stock of Simply Fresh Fruit, Inc. ("Simply Fresh"), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of UniMark common stock and (iii) a five-year covenant not to compete in the amount of $1,000,000 in a purchase transaction. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California.

On May 9, 1996 the Company obtained a 120-day $3,000,000 loan from a bank in Mexico at an annual interest rate of 11.37%. Of this amount, $2,500,000 was utilized in the Simply Fresh acquisition and the remaining amount is to be used for working capital and general corporate purposes. The Company intends to repay the loan with the net proceeds from the sale of common stock described below.

On May 10, 1996, the Company filed a registration statement (Form S-1) with the Securities and Exchange Commission relating to its proposed offering of 2,000,000 shares of common stock, 1,400,000 of which are being offered by UniMark and 600,000 of which are being offered by certain present shareholders. The Company intends to use the net proceeds of the offering for capital expenditures, agricultural development, repayment of indebtedness, acquisition of a juice plant, working capital and other general corporate purposes, which may include further acquisitions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CONVERSION TO US GAAP

The Company conducts substantially all of its operations through its wholly-owned operating subsidiaries: UniMark Foods, UniMark International, ICMOSA and Deli-Bon. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating six citrus processing plants and various citrus groves throughout Mexico. ICMOSA maintains its accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles ("Mexican GAAP") and is subject to Mexican income tax laws. ICMOSA's financial statements have been converted to United States generally accepted accounting principles ("US GAAP") and United States dollars ("US$").

Deli-Bon is a Canadian corporation with its headquarters located in Quebec City, Quebec, whose principal activities consist of operating a fruit processing and distribution facility. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") and is subject to Canadian income tax laws. Deli-Bon's financial statements have been converted to U.S. GAAP and US$.

Unless otherwise indicated, all dollar amounts included herein are set forth in US$ in accordance with US GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the three month periods ended March 31, 1995 and 1996.

                                                                       Percentage of Revenues
                                                                       ----------------------
                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      1995                  1996
                                                                     ------                 ------
                Net sales                                            100.0%                 100.0%
                Cost of products sold                                 69.9                   63.8
                                                                     ------                 ------
                Gross profit                                          30.1                   36.2

                Selling, general and administrative expenses          20.9                   24.3
                                                                     ------                 ------
                Income from operations                                 9.2                   11.9

                Other income (expense):
                    Interest expense                                  (1.4)                   (.9)
                    Interest income                                    1.1                    1.6
                    Foreign currency transaction gain (loss)          (1.4)                   (.5)
                                                                     ------                 ------
                Income before income taxes                             7.5                   12.2

                Income tax expense (credit)                           (1.9)                   4.1
                                                                     ------                 ------

                Net income                                             9.4%                   8.1%
                                                                     ======                 ======

Three Months Ended March 31, 1995 and 1996

Net sales increased $2.8 million, or 33%, from $8.5 million in 1995 to $11.3 million in 1996. This increase was due primarily to a 45% increase in export sales to Japan from $3.3 million in 1995 to $4.8 million in 1996. The increase in sales to Japan resulted primarily from an expansion of UniMark's Japanese customer base and product lines. In addition, sales to North American markets increased 25% from $5.2 million in 1995 to $6.5 million in 1996 resulting from the expansion of product lines, increased distribution and the Deli-Bon acquisition.

Gross profit as a percentage of net sales increased from 30.1% in 1995 to 36.2% in 1996. This increase resulted primarily from reduced processing costs obtained through greater production efficiencies and volume. In addition, import duties between Mexico and the U.S. decreased as a result of the North American Free Trade Agreement.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 20.9% in 1995 to 24.3% in 1996. This increase resulted primarily from increased delivery, storage and other related marketing expenses associated with the increase in sales and the operation of an additional processing and distribution facility in Canada.

Interest expense decreased from 1.4% of net sales in 1995 to 0.9% of net sales in 1996 as a result of lower interest rates and levels of debt. Actual interest expense was $122,000 in 1995 and $104,000 in 1996.

Interest income of $94,000 in 1995 and $184,000 in 1996 was earned from the temporary investment of excess cash funds.

Foreign currency transaction gains and losses result primarily from the translation of net monetary assets or net monetary liabilities denominated in Mexican pesos into U.S. dollars. This translation resulted in a net loss of $123,000 in 1995 and a net loss of $51,000 in 1996.

Income taxes. U.S. income tax expense was $85,000 in 1995 and a benefit of $88,000 in 1996. In Mexico, an income tax benefit of $250,000 was recognized in 1995 while income tax expense of $564,000 was recognized in 1996. A Canadian income tax benefit of $18,000 was recognized in 1996. The income tax benefits resulted primarily from the recognition of future benefits of tax losses generated.

Net income, as a result of the foregoing, increased 15% from $797,000 in 1995 to $916,000 in 1996.

STATUTORY EMPLOYEE PROFIT SHARING

All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the condensed consolidated financial statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

EXCHANGE RATE FLUCTUATIONS

UniMark procures and hand processes substantially all of its products in Mexico through its wholly owned subsidiary, ICMOSA, for export to the United States, Canada and Japan. Generally, the cost of fruit procured in Mexico reflects the spot market price for citrus in the United States. All of UniMark's sales are denominated in U.S. dollars. As such, UniMark does not anticipate sales revenues and fruit costs to be materially affected by changes in the valuation of the Mexican peso. Labor and certain other production costs are peso denominated. Consequently, these costs are impacted by fluctuations in the value of the peso relative to the U.S. dollar. Presently, the Company does not engage in any hedging transactions.

UniMark's consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that ICMOSA has peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized.

UniMark's consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of ICMOSA's net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a transaction loss to the extent there are net deferred tax assets or a transaction gain to the extent there are net deferred tax liabilities.

SEASONALITY

A substantial portion of UniMark's exports to Japan is processed and shipped during the first and fourth quarter each year. In addition, the demand for UniMark's chilled citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangoes, peaches, plums, nectarines and others are not readily available for sales in supermarkets in North America. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, cash and temporary cash investments totaled $1.7 million, a decrease of $4.6 million from year end 1995. Operating activities utilized cash of $2.6 million during the three month period ended March 31, 1996 primarily resulting from an increase in related party receivables and an increase in inventory levels.

During the three month period ended March 31, 1996, the Company utilized cash of $3.2 million in investing activities. Of this amount, $1.9 million was expended on capital equipment and improvements to plant facilities and approximately $1.0 million was utilized in the acquisition of Deli-Bon.

Net cash generated by financing activities was $1.3 million for the three month period ended March 31, 1996. Included in financing activities were net proceeds from the issuance of common stock, changes in short-term borrowings and payments of long-term debt.

During the three month period ended March 31, 1996, the Company issued (i) 28,510 shares of common stock in the acquisition of Deli-Bon; (ii) 33,750 shares of common stock upon the exercise of 6,750 Representatives' IPO Warrants and the 13,500 underlying Warrants, and (iii) 3,000 shares of common stock on the exercise of employee stock options. Net proceeds to UniMark on the issuance of these 65,260 shares of common stock were $504,000.

Cash was generated from an increase in short-term borrowings under existing credit facilities of $714,000 during the three month period ended March 31, 1996. The Company has established revolving credit facilities with Bank of America, N.A., Rabobank and Caisse Populaire for short-term debt of up to $3.0 million in the United States, up to $6.0 million in Mexico and up to $250,000 in Canada. At March 31, 1996, the United States revolving credit facility had an outstanding balance of $1.4 million, the Mexico revolving credit facility had an outstanding balance of $2.7 million and the Canada revolving credit facility had an outstanding balance of $103,000. Cash was also used to make regularly scheduled payments of long-term debt of $146,000 during the three month period ended March 31, 1996.

In May 1996, in connection with the Simply Fresh Acquisition, the Company borrowed $3.0 million pursuant to a 120-day bank loan with Confia, S.A., Institucion de Banca Multiple, Abaco Grupo Financiero, S.A. de C.V. ("Confia"). This loan is expected to be repaid from the net proceeds from the sale of common stock described below.

On May 10, 1996, the Company filed a registration statement (Form S-1) with the Securities and Exchange Commission relating to its proposed offering of 1,400,000 shares of common stock by the Company and 600,000 shares by certain existing shareholders. The company intends to use the net proceeds of the offering for capital expenditures, agricultural development, repayment of indebtedness, acquisition of a juice plant, working capital and other general corporate purposes, which may include further acquisitions.

The Company's future cash requirements for 1996 and beyond will depend primarily upon the level of sales; expenditures for capital equipment and improvements; the timing of inventory purchases and new product introductions and business acquisition opportunities. The Company believes that anticipated revenue from operations and existing capital resources will be adequate for its working capital requirements for at least the next twelve months.

                        EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits
         11      Statement Re: Computation of Per Share Earnings

B.       Reports on Form 8-K

         1. The Company filed a current report on Form 8-K, dated January 3, 1996 (the "Deli-Bon Form 8-K") and an Amendment No. 1 to the Deli-Bon Form 8-K on March 16, 1996, reporting the acquisition of Les Produits Deli-Bon, Inc. Financial statements filed with Amendment No. 1 to the Deli-Bon Form 8-K were:

                 PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                 The UniMark Group, Inc. and Les Produits Deli-Bon Inc.
                 Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1995 (Unaudited) Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 1995 (Unaudited) Notes to Pro Forma Condensed Consolidated Financial Information (Unaudited)

                 HISTORICAL FINANCIAL INFORMATION

                 The UniMark Group, Inc.
                 Report of Independent Auditors
                 Consolidated Balance Sheets as of December 31, 1995 Consolidated Statements of Income for the years ended December 31, 1994 and 1995 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995 Notes to Consolidated Financial Statements

                 Les Produits Deli-Bon Inc.
                 Auditors' Report
                 Balance Sheet as of January 31, 1995 and January 2, 1996 Statement of Earnings for the year ended January 31, 1995 and the eleven month period ended January 2, 1996 Statement of Retained Earnings for the year ended January 31, 1995 and the eleven month period ended January 2, 1996 Statement of Changes in Financial Position for the year ended January 31, 1995 and the eleven month period ended January 2, 1996 Notes to Financial Statements


         2. The Company filed a current report on Form 8-K, dated May 10, 1996, reporting the acquisitions of Grupo Industrial Santa
                 Engracia, S.A. de C.V. and Simply Fresh Fruit,         Inc.
                 Financial statements  filed with the report on Form 8-K were:

                 PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                 The UniMark Group, Inc.; Les Produits Deli-Bon Inc.; Grupo Industrial Santa Engracia, S.A. de C.V. and Simply Fresh Fruit, Inc. Introduction to Pro Forma Condensed Consolidated Financial Information Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1995 (Unaudited) Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 1995 (Unaudited) Notes to Pro Forma Condensed Consolidated Financial Information (Unaudited)

                 HISTORICAL FINANCIAL INFORMATION

                 Grupo Industrial Santa Engracia, S.A. de C.V.
                 Reports of Independent Auditors
                 Balance Sheets as of December 31, 1994 and 1995
                 Statements of Operations for the Years Ended December 31, 1993, 1994 and 1995 Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1994 and 1995 Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995 Notes to Financial Statements

                 Simply Fresh Fruit, Inc.
                 Report of Independent Auditors
                 Balance Sheet as of December 31, 1995
                 Statement of Income and Retained Earnings for the Year Ended December 31, 1995 Statement of Cash Flows for the Year Ended December 31, 1995 Notes to Financial Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE  UNIMARK  GROUP,  INC.  Registrant



         Date:  May 14, 1996             /s/  JORN BUDDE
                                        -----------------------------------
                                             Jorn Budde, President
                                          (Principal Executive Officer)


         Date:  May 14, 1996             /s/  KEITH FORD
                                        -----------------------------------
                                             Keith Ford, Vice President
                                           (Principal Accounting Officer)

                              INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                      DESCRIPTION
   ------------       -------------------------------------------------------

         11            Statement Re: Computation of Per Share Earnings

         27            Financial Data Schedule