Form 10-Q
period 1996-06-30
UNIMARK GROUP INC
filed 1996-08-12
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

MARK (ONE)
      [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996

                                       or

      [  ]       Transition Report pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

   For the transition period from                   to
                                 -----------------    --------------------


                         Commission file number 0-26096


                            THE UNIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                      75-2436543
   (State of incorporation or organization)               (I.R.S. Employer
                                                          Identification No.)


              UNIMARK HOUSE
            124 MCMAKIN ROAD
             LEWISVILLE, TEXAS                                   75067
(Address of principal executive offices)                       (Zip Code)



      Registrant's telephone number, including area code:  (817) 491-2992


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X  .   No      .
     -----       -----

 As of August 9, 1996, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value:  8,558,333  shares

                                     INDEX


                            THE UNIMARK GROUP, INC.


                                                                                                       PAGE
PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - December 31, 1995 and
         June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

         Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
         June 30, 1995 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995
         and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

         Notes to Condensed Consolidated Financial Statements - June 30, 1996   . . . . . . . . .        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

                            THE UNIMARK GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   December 31,               JUNE 30,
                                                                       1995                     1996
                                                                 ---------------          ---------------
                                                                    (Note 2)                (UNAUDITED)
                                                                     (In thousands, except share data)
                            ASSETS
Current assets:
  Cash and cash equivalents                                           $   6,286                $  16,367
  Accounts receivable, net of allowance of $70 in
      1995 and $118 in 1996                                               4,484                    8,488
  Receivable from related parties                                            90                    1,925
  Inventories                                                             6,182                   15,153
  Taxes receivable                                                          824                    1,283
  Deferred income taxes                                                      81                      402
  Prepaid expenses                                                          300                      606
                                                                      ---------                ---------
         Total current assets                                            18,247                   44,224
Property, plant and equipment, net of accumulated
    depreciation of $1,449 in 1995 and $1,986 in 1996                     7,689                   21,131
Deferred income taxes                                                       338                    1,412
Goodwill                                                                      -                    6,837
Other assets                                                                224                    2,107
                                                                      ---------                ---------
                                                                      $  26,498                $  75,711


             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                   3,545                    6,184
  Current portion of long-term debt                                         183                      771
  Accounts payable                                                        4,356                    7,086
  Accrued expenses                                                          943                    2,295
  Income taxes payable                                                       13                        -
  Deferred income taxes                                                   1,726                    4,116
                                                                      ---------                ---------
         Total current liabilities                                       10,766                   20,452
Long-term debt, less current portion                                        699                    4,268
Deferred income taxes                                                        55                    1,520

Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 5,918,050 in
    1995 and 8,558,333 in 1996                                               59                       86
  Additional paid-in capital                                             13,035                   45,359
  Retained earnings                                                       1,884                    4,026
                                                                      ---------                ---------
                                                                         14,978                   49,471
                                                                      ---------                ---------
                                                                      $  26,498                $  75,711
                                                                      =========                =========

           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                         1995             1996               1995             1996
                                                      ---------        ---------          ----------        ---------
                                                                   (In thousands, except per share data)
Net sales                                             $   9,125        $  18,673          $   17,608        $  29,951
Cost of products sold                                     6,285           12,324              12,212           19,521
                                                      ---------        ---------          ----------        ---------
                                                          2,840            6,349               5,396           10,430

Selling, general and administrative expenses              2,201            4,643               3,978            7,382
                                                      ---------        ---------          ----------        ---------
Income from operations                                      639            1,706               1,418            3,048

Other income (expense):
  Interest expense                                          (56)            (551)               (178)            (655)
  Interest income                                            88              114                 182              298
  Foreign currency transaction gain (loss)                  142              (70)                 19             (121)
  Other                                                       -              (10)                  4               (7)
                                                      ---------        ---------          ----------        ---------
                                                            174             (517)                 27             (485)
                                                      ---------        ---------          ----------        ---------
Income before income taxes                                  813            1,189               1,445            2,563

Income tax expense (benefit)                                263              (37)                 98              421
                                                      ---------        ---------          ----------        ---------

Net income                                            $     550        $   1,226          $    1,347        $   2,142
                                                      =========        =========          ==========        =========

Earnings per share:
  Primary                                             $    0.11        $    0.17          $     0.27        $    0.32
                                                      =========        =========          ==========        =========
  Fully diluted                                       $    0.10        $    0.17          $     0.25        $    0.32
                                                      =========        =========          ==========        =========


           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Six Months Ended
                                                                                      June 30,
                                                                           1995                     1996
                                                                         --------                 --------
                                                                                   (In thousands)
OPERATING ACTIVITIES
Net income                                                               $  1,347                 $  2,142
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                               209                      669
  Deferred income taxes                                                        37                      646
  Changes in operating assets and liabilities:
    Receivables                                                            (2,531)                  (3,355)
    Inventories                                                              (165)                  (4,669)
    Prepaid expenses                                                          (92)                    (187)
    Accounts payable and accrued expenses                                   3,224                      438
    Income taxes payable                                                      (79)                    (195)
                                                                         --------                 --------
Net cash provided by (used in) operating activities                         1,950                   (4,511)

INVESTING ACTIVITIES
Acquisition of Deli-Bon, GISE and Simply Fresh shares                           -                   (2,900)
Purchases of property, plant and equipment                                 (1,083)                  (4,494)
Other                                                                         (39)                    (357)
                                                                         --------                 --------
Net cash used in investing activities                                      (1,122)                  (7,751)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                        588                   22,901
Net decrease in short-term borrowings                                        (840)                    (402)
Payments of long-term debt                                                   (273)                    (156)
                                                                         --------                 --------
Net cash provided by (used in) financing activities                          (525)                  22,343
                                                                         --------                 --------

Net increase in cash and cash equivalents                                     303                   10,081
Cash and cash equivalents at beginning of period                              803                    6,286
                                                                         --------                 --------
Cash and cash equivalents at end of period                               $  1,106                 $ 16,367
                                                                         ========                 ========


           See notes to condensed consolidated financial statements.

                           THE  UNIMARK  GROUP,  INC.

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1  -  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements at June 30, 1996, and for the three and six month periods ended June 30, 1995 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's annual report on Form 10-KSB incorporated by reference. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of future financial results.

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

Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). Interest rates available on the renewal of the portion of IHMSA's debt which recently became due have increased significantly due in large part to economic conditions in Mexico. Since, under the terms of the operating agreement, the Company would incur any increase in the interest payments, the Company elected to advance funds to IHMSA to retire the portion of the debt that recently became due instead of renew it. At June 30, 1996, advances to IHMSA of $1.8 million are included in the balance receivable from related parties. IHMSA is presently working to secure acceptable long-term financing. It is anticipated that IHMSA will refinance the debt and repay the balance owed to UniMark before the end of the year.

NOTE  5  -  ACQUISITIONS

On January 3, 1996, the Company acquired, in a purchase transaction, all the outstanding shares of capital stock of Les Produits Deli-Bon Inc. ("Deli-Bon"), a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. Total consideration given for the purchase of the shares included approximately (i) $787,000 in cash, (ii) a $49,000 six-month promissory note and (iii) 28,510 shares of common stock. The Company's condensed consolidated statement of income for the three and six months ended June 30, 1996 include the results of operations of Deli-Bon since the date of acquisition.

On May 9, 1996, the Company acquired all the outstanding shares of capital stock of Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"), in exchange for 782,614 shares of UniMark common stock in a purchase transaction. In addition, UniMark agreed to pay up to an additional $8 million during the next four years if GISE achieves certain financial operating targets. GISE operates two juice plants in the heart of major citrus growing regions in Mexico. The Company's condensed consolidated statements of income for the three and six months ended June 30, 1996 include the results of operations of GISE since April 1, 1996, the effective date of the acquisition.

Also on May 9, 1996, the Company acquired all the outstanding shares of capital stock of Simply Fresh Fruit, Inc. ("Simply Fresh"), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of UniMark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California. The Company's condensed consolidated statements of income for the three and six months ended June 30, 1996 include the results of operations of Simply Fresh since April 1, 1996, the effective date of the acquisition.

NOTE 6 - SHORT-TERM BORROWINGS

In May, 1996 the Company obtained a 90-day $3,000,000 loan from a bank in Mexico at an annual interest rate of 11.37%. Of this amount, $2,500,000 was utilized in the Simply Fresh acquisition and the remaining amount was used for working capital and general corporate purposes. The Company repaid the loan with the net proceeds from the sale of common stock described below.

NOTE 7 - SECONDARY PUBLIC OFFERING

On June 14, 1996, the Company completed its second public offering whereby it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the Company of approximately $22.3 million. The Company intends to use the net proceeds of the offering for capital expenditures, agricultural development, repayment of indebtedness, acquisition of a juice plant, working capital and other general corporate purposes, which may include further acquisitions.

NOTE 8 - INVENTORIES

Inventories consist of the following (in thousands):

                                                       December 31,             June 30,
                                                           1995                   1996
                                                         --------              ---------
           Finished goods                                $  4,594              $  10,469
           Raw materials and supplies                       1,588                  4,684
                                                         --------              ---------
                            Total                        $  6,182              $  15,153
                                                         ========              =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

CONVERSION TO U.S. GAAP

The Company conducts substantially all of its operations through its wholly-owned operating subsidiaries: UniMark Foods, Inc. ("UniMark Foods"), UniMark International, Inc. ("UniMark International"), Simply Fresh Fruit, Inc. ("Simply Fresh"), Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and Les Produits Deli-Bon, Inc. ("Deli-Bon"). UniMark Foods, UniMark International and Simply Fresh are U.S. corporations.

ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating six citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Ciudad Victoria, Tamaulipas, Mexico, whose principal activities consist of producing citrus concentrates, oils and juices. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles ("Mexican GAAP") and are subject to Mexican income tax laws. ICMOSA's and GISE's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and United States dollars.

Deli-Bon is a Canadian corporation with its headquarters located in Quebec City, Quebec, whose principal activities consist of operating a fruit processing and distribution facility. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") and is subject to Canadian income tax laws. Deli-Bon's financial statements have been converted to U.S. GAAP and U.S. dollars.

Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar. This discussion does not include the results of operations of Deli-Bon prior to its acquisition date (January 3, 1996) or the results of operations of GISE and Simply Fresh prior to the effective date (April 1, 1996) of their acquisition.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the three and six month periods ended June 30, 1995 and 1996.

                                                                 Three Months                 Six Months
                                                                Ended June 30,              Ended June 30,
                                                             --------------------        -------------------
                                                              1995         1996           1995         1996
                                                              ----         ----           ----         ----
       Net sales                                             100.0%       100.0%         100.0%       100.0%
       Cost of products sold                                  68.9         66.0           69.4         65.2
                                                             -----        -----          -----        -----
       Gross profit                                           31.1         34.0           30.6         34.8
       Selling, general and administrative expenses           24.1         24.9           22.6         24.6
                                                             -----        -----          -----        -----
       Income from operations                                  7.0          9.1            8.0         10.2
       Other income (expense):
           Interest expense                                   (0.6)        (2.9)          (1.0)        (2.2)
           Interest income                                     1.0          0.6            1.0          1.0
           Foreign currency transaction gain (loss)            1.5         (0.4)           0.1         (0.4)
                                                             -----        -----          -----        -----
                                                               1.9         (2.7)           0.1         (1.6)
                                                             -----        -----          -----        -----
       Income before income taxes                              8.9          6.4            8.1          8.6
       Income tax expense (benefit)                            2.9         (0.2)           0.5          1.4
                                                             -----        -----          -----        -----
       Net income                                              6.0%         6.6%           7.6%         7.2%
                                                             =====        =====          =====        =====


Three Months Ended June 30, 1995 and 1996

Net sales increased $9.5 million, or 104%, from $9.1 million in 1995 to $18.6 million in 1996. This increase was due primarily to the Company's recent acquisitions and continued growth and expansion of existing product lines.

Gross profit as a percentage of net sales increased from 31.1% in 1995 to 34.0% in 1996. This increase resulted primarily from favorable raw materials costs and greater operational efficiencies.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 24.1% in 1995 to 24.9% in 1996. This increase resulted primarily from the operation of additional processing and distribution facilities as a result of the recent acquisitions.

Interest expense increased from 0.6% of net sales in 1995 to 2.9% of net sales in 1996 as a result of increased levels of debt primarily associated with the recent acquisitions. Actual interest expense was $56,000 in 1995 and $551,000 in 1996.

Interest income of $88,000 in 1995 and $114,000 in 1996 was earned from the temporary investment of excess cash funds.

Foreign currency transaction gains and losses result primarily from the translation of net monetary assets or net monetary liabilities denominated in Mexican pesos into U.S. dollars. This translation resulted in a net gain of $142,000 in 1995 and a net loss of $70,000 in 1996.

Income taxes. In Mexico, income tax expense was $224,000 in 1995 and $20,000 in 1996 as a result of a change in tax status of ICMOSA's agricultural operations. Pursuant to a provision in Mexico's income tax laws, ICMOSA has transferred its fruit growing operations into a new Mexican corporation, AgroMark, S.A. de C.V. ("AgroMark"), effective June 30, 1996 in order to eliminate paying Mexican income taxes on the profits from these operations at a rate of 34%. Instead, AgroMark will only be taxed on subsequent distributions at a rate of 17%. In addition, AgroMark's profits will not be subject to the Mexican 10% statutory employee profit sharing provisions since AgroMark will not have any employees but instead will contract all services from ICMOSA. AgroMark is a wholly owned subsidiary of the UniMark Group, Inc. This change in tax status resulted in a deferred tax benefit of approximately $612,000 and a reduction of administrative expenses of approximately $180,000. U.S. income tax expense was $39,000 in 1995 and a benefit of $63,000 in 1996. Canadian income tax expense was $6,000 in 1996.

Net income, as a result of the foregoing, increased 123% from $550,000 in 1995 to $1,226,000 in 1996.


Six Months Ended June 30, 1995 and 1996

Net sales increased $12.3 million, or 70%, from $17.6 million in 1995 to $29.9 million in 1996. This increase was due primarily to the Company's recent acquisitions and continued growth and expansion of existing product lines.

Gross profit as a percentage of net sales increased from 30.6% in 1995 to 34.8% in 1996. This increase resulted primarily from favorable raw materials costs and greater operational efficiencies.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 22.6% in 1995 to 24.6% in 1996. This increase resulted primarily from the operation of additional processing and distribution facilities as a result of the recent acquisitions.

Interest expense increased from 1.0% of net sales in 1995 to 2.2% of net sales in 1996 as a result of increased levels of debt primarily associated with the recent acquisitions. Actual interest expense was $178,000 in 1995 and $655,000 in 1996.

Interest income of $182,000 in 1995 and $298,000 in 1996 was earned from the temporary investment of excess cash funds.

Foreign currency transaction gains and losses result primarily from the translation of net monetary assets or net monetary liabilities denominated in Mexican pesos into U.S. dollars. This translation resulted in a net gain of $19,000 in 1995 and a net loss of $121,000 in 1996.

Income taxes. In Mexico, an income tax benefit of $26,000 was recognized in 1995 while income tax expense of $584,000 was recognized in 1996. Pursuant to a provision in Mexico's income tax laws, ICMOSA has transferred its fruit growing operations into a new Mexican corporation, AgroMark, S.A. de C.V., effective June 30, 1996 in order to eliminate paying Mexican income tax on the profits from these operations at a rate of 34%. Instead, AgroMark will only be taxed on subsequent distributions at a rate of 17%. In addition, AgroMark's profits will not be subject to the Mexican 10% statutory employee profit sharing provisions since AgroMark will not have any employees but instead will contract all services from ICMOSA. AgroMark is a wholly owned subsidiary of the UniMark Group, Inc. This change in tax status resulted in a deferred tax benefit of approximately $612,000 and a reduction of administrative expenses of approximately $180,000. U.S. income tax expense was $124,000 in 1995 and a benefit of $151,000 in 1996. A Canadian income tax benefit of $12,000 was recognized in 1996. These income tax benefits resulted primarily from the recognition of future benefits of tax losses generated.

Net income, as a result of the foregoing, increased 59% from $1,347,000 in 1995 to $2,142,000 in 1996.


STATUTORY EMPLOYEE PROFIT SHARING

All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's

Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax loss carryforwards do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's selling, general and administrative expenses. The Company's net income on a consolidated basis as shown in the condensed consolidated financial statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

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

DEPENDENCE UPON AVAILABILITY AND PRICE OF FRESH FRUIT

The Company obtains a substantial amount of its raw materials from third-party suppliers throughout various growing regions in Mexico, Texas and California. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of the Company's raw materials or otherwise adversely affect the Company's operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If the Company is unable to pass along the increased raw materials cost, the financial condition and results of operations of the Company could be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, cash and temporary cash investments totaled $16.4 million, an increase of $10.1 million from year end 1995. Operating activities utilized cash of $4.5 million during the six month period ended June 30, 1996 primarily resulting from an increase in related party receivables and an increase in inventory levels resulting primarily from the acquisition of GISE and processing of seasonal fruits.

During the six month period ended June 30, 1996, the Company utilized cash of $7.8 million in investing activities. Of this amount, $4.5 million was expended on capital equipment and improvements to plant facilities and approximately $2.9 million was utilized in the acquisitions of Deli-Bon, GISE and Simply Fresh.

Net cash generated by financing activities was $22.3 million for the six month period ended June 30, 1996. Included in financing activities were net proceeds from the issuance of common stock, changes in short-term borrowings and payments of long-term debt.

During the six month period ended June 30, 1996, the Company issued (i) 28,510 shares of common stock in conjunction with the acquisition of Deli-Bon; (ii) 33,750 shares of common stock upon the exercise of certain underwriters' warrants, and (iii) 27,500 shares of common stock on the exercise of employee and director stock options. Net proceeds to UniMark on the issuance of these 89,760 shares of common stock was approximately $588,000.

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

Also on May 9, 1996, the Company acquired all the outstanding shares of capital stock of Simply Fresh Fruit, Inc. ("Simply Fresh"), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of UniMark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California.

On June 14, 1996, the Company completed its second public offering whereby it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the Company of approximately $22.3 million. The Company intends to use the net proceeds of the offering for capital expenditures, agricultural development, repayment of indebtedness, acquisition of a juice plant, working capital and other general corporate purposes, which may include further acquisitions. As of June 30, 1996, the Company had utilized $3.0 million of these proceeds to repay indebtedness and $5.2 million to reduce borrowings under existing working capital facilities.

Cash was used to reduce short-term borrowings by $402,000 and to make regularly scheduled payments of long-term debt of $156,000 during the six month period ended June 30, 1996. At June 30, 1996, the Company had approximately $2.5 million available under existing U.S. credit facilities and approximately $5.9 million available under existing Mexico credit facilities.

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

         27      Financial Data Schedule

B.       Reports on Form 8-K

         None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE UNIMARK GROUP, INC.
                                        -----------------------
                                             Registrant



         Date:    August 9, 1996            /s/  Jorn Budde
                                        -----------------------
                                         Jorn Budde, President
                                     (Principal Executive Officer)


         Date:     August 9, 1996          /s/  Keith Ford
                                        -----------------------
                                       Keith Ford, Vice President
                                     (Principal Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                      DESCRIPTION
- -------            -------------------------------------------------------------
  11               Statement Re: Computation of Per Share Earnings

  27               Financial Data Schedule