Form 10-Q
period 1996-09-30
UNIMARK GROUP INC
filed 1996-11-13
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  MARK (ONE)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996

                                       or

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to _______________


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
Yes X .   No   .
   ---      ---

     As of November 8, 1996, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 8,561,333 shares

                                     INDEX


                            THE UNIMARK GROUP, INC.


                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - December 31, 1995
        and September  30, 1996  ..........................................    3

        Condensed Consolidated Statements of Operations for the
        Three Months and Nine Months Ended September 30, 1995 and 1996 ....    4

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1995 and 1996 ..........................    5

        Notes to Condensed Consolidated Financial Statements -
        September 30, 1996 ................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................    9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................   15


SIGNATURES ................................................................   15

                            THE UNIMARK GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               December 31,   SEPTEMBER 30,
                                                                   1995           1996
                                                               ------------   ------------
                                                                  (Note 2)     (UNAUDITED)
                                                             (In thousands, except share data)
                             ASSETS
Current assets:
    Cash and cash equivalents                                  $      6,286   $      5,998
    Accounts receivable, net of allowance of $70 in
        1995 and $132 in 1996                                         4,484          7,788
    Receivable from related parties                                      90          1,620
    Inventories                                                       6,182         17,673
    Income and value added taxes receivable                             824          1,974
    Deferred income taxes                                                81            786
    Prepaid expenses                                                    300            661
                                                               ------------   ------------
         Total current assets                                        18,247         36,500
Property, plant and equipment, net of accumulated
    depreciation of $1,449 in 1995 and $ 2,319 in 1996                7,689         24,427
Deferred income taxes                                                   338          1,612
Goodwill                                                               --            6,809
Other intangible assets                                                --            2,297
Other assets                                                            224            952
                                                               ------------   ------------
                                                               $     26,498   $     72,597
                                                               ============   ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                      $      3,545   $      5,770
    Current portion of long-term debt                                   183            672
    Accounts payable                                                  4,356          4,201
    Accrued expenses                                                    943          2,180
    Income taxes payable                                                 13           --
    Deferred income taxes                                             1,726          5,099
                                                               ------------   ------------
         Total current liabilities                                   10,766         17,922
Long-term debt, less current portion                                    699          4,132
Deferred income taxes                                                    55          1,534

Shareholders' equity:
    Common stock, $0.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 5,918,050 in 1995
           and 8,561,333 in 1996                                         59             86
    Additional paid-in capital                                       13,035         45,246
    Retained earnings                                                 1,884          3,677
                                                               ------------   ------------
                                                                     14,978         49,009
                                                               ------------   ------------
                                                               $     26,498   $     72,597
                                                               ============   ============

           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                      1995        1996        1995        1996
                                                    --------    --------    --------    --------
                                                        (In thousands, except per share data)
Net sales                                           $  8,296    $ 14,970    $ 25,904    $ 44,921
Cost of products sold                                  5,415      11,345      17,627      30,866
                                                    --------    --------    --------    --------
                                                       2,881       3,625       8,277      14,055

Selling, general and administrative expenses           1,871       4,406       5,849      11,788
                                                    --------    --------    --------    --------
Income (loss) from operations                          1,010        (781)      2,428       2,267

Other income (expense):
    Interest expense                                     (41)       (344)       (219)       (999)
    Interest income                                       74         177         256         475
    Foreign currency transaction gain (loss)             121         (71)        140        (192)
    Other                                                  4           8           8           1
                                                    --------    --------    --------    --------
                                                         158        (230)        185        (715)
                                                    --------    --------    --------    --------
Income (loss) before income taxes and
    extraordinary item                                 1,168      (1,011)      2,613       1,552
Income tax expense (benefit)                             443        (333)        541          88
                                                    --------    --------    --------    --------
Income (loss) before extraordinary item                  725        (678)      2,072       1,464

Extraordinary item - gain on forgiveness of debt,
    net of applicable income taxes of $259              --           330        --           330
                                                    --------    --------    --------    --------

Net income (loss)                                   $    725    $   (348)   $  2,072    $  1,794
                                                    ========    ========    ========    ========


Earnings (loss) per share:
      Income (loss) before extraordinary item:
          Primary                                   $   0.12    $  (0.08)   $   0.39    $   0.20
                                                    ========    ========    ========    ========
          Fully diluted                             $   0.12    $  (0.08)   $   0.37    $   0.20
                                                    ========    ========    ========    ========
      Net income (loss) :
            Primary                                 $   0.12    $  (0.04)   $   0.39    $   0.24
                                                    ========    ========    ========    ========
            Fully diluted                           $   0.12    $  (0.04)   $   0.37    $   0.24
                                                    ========    ========    ========    ========


           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                          1995        1996
                                                        --------    --------
                                                            (In thousands)

OPERATING ACTIVITIES
Net income                                              $  2,072    $  1,794
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          252       1,231
      Deferred income taxes                                  337       1,059
      Extraordinary gain                                    --          (589)
      Changes in operating assets and liabilities:
         Receivables                                      (2,580)     (3,220)
         Inventories                                      (2,899)     (7,189)
         Prepaid expenses                                   (135)       (240)
         Payables and accrued expenses                     4,682      (2,578)
                                                        --------    --------
Net cash provided by (used in) operating activities        1,729      (9,732)

INVESTING ACTIVITIES
Acquisition of Deli-Bon, GISE and Simply Fresh shares       --        (2,919)
Purchases of property, plant and equipment                (2,461)     (8,154)
Intangibles and other assets                                 (50)     (1,473)
                                                        --------    --------
Net cash used in investing activities                     (2,511)    (12,546)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                     5,593      22,788
Net decrease in short-term borrowings                     (1,090)       (531)
Proceeds from long-term debt                                --           324
Payments of long-term debt                                  (516)       (591)
                                                        --------    --------
Net cash provided by financing activities                  3,987      21,990
                                                        --------    --------

Net increase (decrease) in cash and cash equivalents       3,205        (288)
Cash and cash equivalents at beginning of period             803       6,286
                                                        --------    --------
Cash and cash equivalents at end of period              $  4,008    $  5,998
                                                        ========    ========


           See notes to condensed consolidated financial statements.

                            THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements at September 30, 1996, and for the three and nine month periods ended September 30, 1995 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's annual report on Form 10-KSB incorporated by reference. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of future financial results.

NOTE  2  -  YEAR END FINANCIAL STATEMENT

The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE  3  -  EARNINGS PER SHARE

Earnings per share were calculated based on the weighted average number of common and common equivalent shares outstanding. In 1995, the modified treasury stock method was utilized to measure the dilutive effect of options and warrants.

NOTE  4  -  RELATED PARTY TRANSACTIONS

Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). Interest rates available on the renewal of the portion of IHMSA's debt which became due in 1996 have increased significantly due in large part to economic conditions in Mexico. Since, under the terms of the operating agreement, the Company would incur any increase in the interest payments, the Company elected to advance funds to IHMSA to retire the portion of the debt that recently became due instead of renew it. At September 30, 1996, advances to IHMSA of $1.5 million are included in the balance receivable from related parties. IHMSA is presently working to secure acceptable long-term financing. It is anticipated that IHMSA will refinance the debt and repay the balance owed to UniMark before the end of the year.

NOTE  5  -  ACQUISITIONS

On January 3, 1996, the Company acquired, in a purchase transaction, all the outstanding shares of capital stock of Les Produits Deli-Bon Inc. ("Deli-Bon"), a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. Total consideration given for the purchase of the shares included approximately (i) $787,000 in cash, (ii) a $49,000 six-month promissory note and (iii) 28,510 shares of common stock. The Company's condensed consolidated statement of operations for the three and nine months ended September 30, 1996 include the results of operations of Deli-Bon since the date of acquisition.

On May 9, 1996, the Company acquired all the outstanding shares of capital stock of Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"), in exchange for 782,614 shares of UniMark common stock in a purchase transaction. In addition, UniMark agreed to pay up to an additional $8 million during the next four years if GISE achieves certain financial operating targets. GISE operates two juice plants in the heart of major citrus growing regions in Mexico. The Company's condensed consolidated statements of operations for the three and nine months ended September 30, 1996 include the results of operations of GISE since April 1, 1996, the effective date of the acquisition.

Also on May 9, 1996, the Company acquired all the outstanding shares of capital stock of Simply Fresh Fruit, Inc. ("Simply Fresh"), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of UniMark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California. The Company's condensed consolidated statements of operations for the three and nine months ended September 30, 1996 include the results of operations of Simply Fresh since April 1, 1996, the effective date of the acquisition.

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

NOTE 7 - SECONDARY PUBLIC OFFERING

On June 14, 1996, the Company completed a secondary public offering in which it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the Company of approximately $22.2 million. The Company intends to use the net proceeds of the offering for capital expenditures, agricultural development, repayment of indebtedness, acquisition of a juice plant, working capital and other general corporate purposes, which may include further acquisitions.

NOTE 8 - INVENTORIES

Inventories consist of the following (in thousands):

                                               December 31,      September 30,
                                                  1995               1996
                                                 -------            -------
          Finished goods                         $ 4,594            $11,334
          Raw materials and supplies               1,588              6,339
                                                 -------            -------
                                Total            $ 6,182            $17,673
                                                 =======            =======



NOTE 9 - COMMENCEMENT OF PLANT OPERATIONS IN NORTHEAST UNITED STATES

In August, 1996, the Company commenced plant operations in Lawrence, Massachusetts after purchasing certain assets in a secured party sale from Fleet National Bank and entering into a lease agreement with Gato Realty Trust for a fruit processing plant facility. The Company purchased certain inventory, equipment, vehicles and intangible assets for total cash consideration of approximately $2.4 million. In addition, the Company entered into a lease agreement for a plant facility with an initial lease term of six-years and monthly rental payments of $18,000. The Company also paid initial lease costs of approximately $337,000 in cash.

NOTE 10 - GAIN ON FORGIVENESS OF DEBT

In July 1996, the Mexican government enacted a new program, Acuerdo Para El Financiamiento del Sector Agropecuario y Pesquero ("FINAPE"), whereby certain agricultural and fishing enterprises were eligible for a one time reduction in their existing debt obligations with Mexican banks as a means of stimulating the economy and supporting the Mexican banking system. Pursuant to the provisions of FINAPE, GISE obtained a reduction in the amount of its outstanding debt obligations with Banamex of $4,000,000 pesos or approximately US $532,000.

In August 1996, the Mexican government enacted a second program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME"), with respect to debt reduction for small and medium enterprises. Pursuant to the provisions of FOPIME, ICMOSA obtained a reduction in the amount of its outstanding debt obligations with Union de Credito Allende of approximately US $57,000.

Provisions for Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on these gains from debt forgiveness.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in "Risk Factors", in the Company's Prospectus dated June 14, 1996 as filed with the Securities and Exchange Commission. Statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the three and nine month periods ended September 30, 1995 and 1996.




                                                       Three Months Ended    Nine Months Ended
                                                          September 30,        September  30,
                                                        1995       1996       1995       1996
                                                       ------     ------     ------     ------
Net sales                                               100.0%     100.0%     100.0%     100.0%
Cost of products sold                                    65.3       75.8       68.0       68.7
                                                       ------     ------     ------     ------
Gross profit                                             34.7       24.2       32.0       31.3
Selling, general and administrative expenses             22.6       29.4       22.6       26.3
                                                       ------     ------     ------     ------
Income (loss) from operations                            12.1       (5.2)       9.4        5.0
Other income (expense):
    Interest expense                                     (0.5)      (2.3)      (0.8)      (2.2)
    Interest income                                       0.9        1.2        1.0        1.1
    Foreign currency transaction gain (loss)              1.5       (0.5)       0.5       (0.4)
    Other                                                 --         0.1        --         --
                                                       ------     ------     ------     ------
                                                          1.9       (1.5)       0.7       (1.5)
                                                       ------     ------     ------     ------
 Income (loss) before income taxes and
    extraordinary item                                   14.0       (6.7)      10.1        3.5
Income tax expense (benefit)                              5.3       (2.2)       2.1        0.2
                                                       ------     ------     ------     ------
Income (loss) before extraordinary item                   8.7       (4.5)       8.0        3.3
Extraordinary item, net of applicable income taxes        --         2.2        --         0.7
                                                       ------     ------     ------     ------
Net income (loss)                                         8.7%      (2.3)%      8.0%       4.0%
                                                       ======     ======     ======     ======




Three Months Ended September 30, 1995 and 1996

Net sales increased $6.7 million, or 81%, from $8.3 million in 1995 to $15.0 million in 1996. This increase was due primarily to the Company's recent acquisitions and continued growth and expansion of existing product lines. Although the sales increase was significant, it was lower than anticipated due to a lack of sales to Japan and limited sales of frozen concentrate orange juice.

During the third quarter, the Company experienced a lack of sales to Japan in 1996 as compared to sales of $2.5 million in 1995. Sales to Japan were suspended due to existing inventory levels in Japan and the introduction in Japan of a new competing product line. Although no assurances can be given, the Company currently anticipates continuing shipments to Japan by January, 1997. Sales volume to Japan for the 1997 production season will depend upon, among other things, the acceptance of the new competing product line in Japan, the successful expansion of the Company's existing product line to the Japanese market and the successful introduction of the Company's new frozen citrus products to the Japanese market. Sales of frozen concentrate orange juice by the Company's new GISE subsidiary was approximately $2.5 million or 50% of anticipated sales volume. Due primarily to the effects of the drought in northern Mexico during June and July, GISE experienced higher than expected prices for Valencia oranges and significantly lower production yields. As such, production was curtailed during the third quarter. GISE has since begun production of the early season orange and, although no assurances can be given, the Company anticipates that production will be back to expected levels during the first quarter of 1997.

Gross profit as a percentage of net sales decreased from 34.7 % in 1995 to 24.2 % in 1996. This decrease resulted primarily from higher raw material cost, lower than expected sales volume and costs associated with the commencement of operations at a new processing plant in the Northeast United States.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 22.6% in 1995 to 29.4% in 1996. This increase resulted primarily from the operation of additional processing and distribution facilities as a result of recent acquisitions, the commencement of plant operations at a new facility in the Northeast United States and lower than expected sales volume. Although no assurances can be given, the Company anticipates that SG&A as a percentage of net sales should improve during 1997 as the Company's recent acquisitions become integrated with the Company's existing operations.

Interest expense increased from 0.5% of net sales in 1995 to 2.3% of net sales in 1996 as a result of increased levels of debt primarily associated with recent acquisitions. Actual interest expense was $41,000 in 1995 and $344,000 in 1996.

Interest income of $74,000 in 1995 and $177,000 in 1996 was earned from the temporary investment of excess cash funds.

Foreign currency transaction gains and losses result primarily from the translation of net monetary assets or net monetary liabilities denominated in Mexican pesos into U.S. dollars. This translation resulted in a net gain of $121,000 in 1995 and a net loss of $71,000 in 1996.

Income taxes. The consolidated provision for income taxes was an expense of $443,000 in 1995 and a benefit of $333,000 in 1996. The tax benefit in 1996 resulted from the recognition of future benefits from tax losses generated in the United States and Mexico.

Extraordinary gain. In July 1996, the Mexican government enacted a new program, Acuerdo Para El Financiamiento del Sector Agropecuario y Pesquero ("FINAPE"), whereby certain agricultural and fishing enterprises were eligible for a one time reduction in their existing debt obligations with Mexican banks as a means of stimulating the economy and supporting the Mexican banking system. Pursuant to the provisions of FINAPE, GISE obtained a reduction in the amount of its outstanding debt obligations with Banamex of $4,000,000 pesos or approximately US $532,000.

In August 1996, the Mexican government enacted a second program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME"), with respect to debt reduction for small and medium enterprises. Pursuant to the provisions of FOPIME, ICMOSA obtained a reduction in the amount of its outstanding debt obligations with Union de Credito Allende of approximately US $57,000.

Provisions for Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on these gains from debt forgiveness.

Net income (loss). As a result of the foregoing, the Company experienced a net loss of $348,000 in the third quarter of 1996 as compared to net income of $725,000 in the same period of 1995.


Nine Months Ended September 30, 1995 and 1996

Net sales increased $19 million, or 73%, from $25.9 million in 1995 to $44.9 million in 1996. This increase was due primarily to the Company's recent acquisitions and continued growth and expansion of existing product lines. Although the sales increase was significant, it was less than anticipated due to a lack of sales to Japan and limited sales of frozen concentrate orange juice during the third quarter.

During the third quarter, the Company experienced a lack of sales to Japan in 1996 as compared to sales of $2.5 million in 1995. Sales to Japan were suspended due to existing inventory levels in Japan and the introduction in Japan of a new competing product line. Although no assurances can be given, the Company currently anticipates continuing shipments to Japan by January, 1997. Sales volume to Japan for the 1997 production season will depend upon, among other things, the acceptance of the new competing product line in Japan, the successful expansion of the Company's existing product line to the Japanese market and the successful introduction of the Company's new frozen citrus products to the Japanese market. Sales of frozen concentrate orange juice by the Company's new GISE subsidiary was approximately $2.5 million or 50% of anticipated sales volume. Due primarily to the effects of the drought in northern Mexico during June and July, GISE experienced higher than expected prices for Valencia oranges and significantly lower production yields. As such, production was curtailed during the third quarter. GISE has since begun production of the early season orange and, although no assurances can be given, the Company anticipates that production will be back to expected levels during the first quarter of 1997.

Gross profit as a percentage of net sales decreased from 32.0% in 1995 to 31.3% in 1996. This decrease resulted primarily from higher raw material cost, lower than expected sales volume and costs associated with the commencement of operations at a new processing plant in the Northeast United States.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 22.6% in 1995 to 26.3% in 1996. This increase resulted primarily from the operation of additional processing and distribution facilities as a result of recent acquisitions, the commencement of plant operations at a new facility in the Northeast United States and lower than expected sales volume.

Interest expense increased from 0.8% of net sales in 1995 to 2.2% of net sales in 1996 as a result of increased levels of debt primarily associated with recent acquisitions. Actual interest expense was $219,000 in 1995 and $999,000 in 1996.

Interest income of $256,000 in 1995 and $475,000 in 1996 was earned from the temporary investment of excess cash funds.

Foreign currency transaction gains and losses result primarily from the translation of net monetary assets or net monetary liabilities denominated in Mexican pesos into U.S. dollars. This translation resulted in a net gain of $140,000 in 1995 and a net loss of $192,000 in 1996.

Income taxes. The consolidated provision for income taxes was $541,000 in 1995 and $88,000 in 1996. In 1996, the tax provision includes the recognition of future benefits of tax losses generated and the change in tax status of certain of the Company's agricultural operations in Mexico.

Pursuant to a provision in Mexico's income tax laws, ICMOSA has transferred its fruit growing operations into a new Mexican corporation, AgroMark, S.A. de C.V., effective June 30, 1996 in order to eliminate paying Mexican income tax on the profits from these operations at a rate of 34%. Instead, AgroMark will only be taxed on subsequent distributions at a rate of 17%. In addition, AgroMark's profits will not be subject to the Mexican 10% statutory employee profit sharing provisions since AgroMark will not have any employees but instead will contract all services from ICMOSA. AgroMark is a wholly owned subsidiary of the UniMark Group, Inc. This change in tax status resulted in a deferred tax benefit of approximately $612,000 and a reduction of administrative expenses of approximately $180,000 in the second quarter of 1996.

Net income, as a result of the foregoing, decreased 14.3% from $2.1 million in 1995 to $1.8 million in 1996.

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

EXCHANGE RATE FLUCTUATIONS

UniMark procures and processes substantially all of its products in Mexico through its wholly owned subsidiaries, ICMOSA and GISE for export to the United States, Canada, Japan and Europe. Generally, the cost of fruit procured in Mexico reflects the spot market price for citrus in the United States. All of UniMark's sales are denominated in U.S.

dollars. As such, UniMark does not anticipate sales revenues and fruit costs to be materially affected by changes in the valuation of the Mexican peso. Labor and certain other production costs are peso denominated. Consequently, these costs are impacted by fluctuations in the value of the peso relative to the U.S. dollar. Presently, the Company does not engage in any hedging transactions.

UniMark's consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that ICMOSA and GISE have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized.

UniMark's consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of ICMOSA's and GISE's net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a transaction loss to the extent there are net deferred tax assets or a transaction gain to the extent there are net deferred tax liabilities.

SEASONALITY

A substantial portion of UniMark's exports to Japan is typically processed and shipped during the first and fourth quarter each year. In addition, the demand for UniMark's chilled citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangoes, peaches, plums, nectarines and others are not readily available for sales in supermarkets in North America. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality although sales to Japan in the fourth quarter of 1996 and the first quarter of 1997 will be impacted as previously discussed above under "Results of Operations".

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, cash and temporary cash investments totaled $6.0 million, a decrease of $0.3 million from year end 1995. Operating activities utilized cash of $9.7 million during the nine month period ended September 30, 1996 primarily resulting from an increase in related party receivables of $1.5 million (see Note 4 to the Condensed Consolidated Financial Statements), trade receivables of $1.7 million and inventory levels of $7.2 million. The increases in trade receivables and inventories results primarily from the recent acquisitions, the commencement of operations in the Northeast United States and the seasonal procurement and processing of fruits. At September 30, the number of days sales in finished goods inventory based on the cost of products sold for the nine month period then ended was 74 days in 1996 and 73 days in 1995. At September 30, 1996 raw materials and supplies inventories include approximately $2.5 million in costs associated with the Company's own citrus growing operations through its newly formed subsidiary, AgroMark.

During the nine month period ended September 30, 1996, the Company utilized cash of $12.5 million in investing activities. Of this amount, $8.2 million was expended on capital equipment and improvements to plant facilities and approximately $2.9 million was utilized in the acquisitions of Deli-Bon, GISE and Simply Fresh and $1.5 million was utilized for intangibles and other assets.

Net cash generated by financing activities was $22.0 million for the nine month period ended September 30, 1996. Included in financing activities were net proceeds from the issuance of common stock, changes in short-term borrowings, proceeds and payments of long-term debt.

During the nine month period ended September 30, 1996, the Company issued (i) 28,510 shares of common stock in conjunction with the acquisition of Deli-Bon;
(ii) 33,750 shares of common stock upon the exercise of certain underwriters' warrants, and (iii) 30,500 shares of common stock on the exercise of employee and director stock options. Net proceeds to UniMark on the issuance of these 92,760 shares of common stock was approximately $600,000.

On January 3, 1996, the Company acquired, in a purchase transaction, all the outstanding shares of capital stock of Deli-Bon, a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. Total consideration given for the purchase of the shares included approximately (i) $787,000 in cash, (ii) a $49,000 six-month promissory note and (iii) 28,510 shares of common stock.

On May 9, 1996, the Company acquired all the outstanding shares of capital stock of GISE in exchange for 782,614 shares of UniMark common stock in a purchase transaction. In addition, UniMark agreed to pay up to an additional $8 million during the next four years if GISE achieves certain financial operating targets. GISE operates two juice plants in the heart of major citrus growing regions in Mexico.

Also on May 9, 1996, the Company acquired all the outstanding shares of capital stock of Simply Fresh in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of UniMark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California.

On June 14, 1996, the Company completed a secondary public offering in which it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the Company of approximately $22.2 million. As of September 30, 1996, the Company had utilized $3.6 million of these proceeds to repay indebtedness, $5.2 million to reduce borrowings under existing working capital facilities, $2.7 million in acquiring assets and commencing operations in the Northeast U.S., and approximately $9.6 million for capital expenditures, agricultural development, working capital and other general corporate purposes.

In August, 1996, the Company commenced plant operations in Lawrence, Massachusetts after purchasing certain assets in a secured party sale from Fleet National Bank ("Fleet") and entering into a lease agreement with Gato Realty Trust for a fruit processing plant facility. The Company purchased certain inventory, equipment, vehicles and intangible assets for a total cash consideration of approximately $2.4 million. In addition, the Company entered into a lease agreement for a plant facility with an initial lease term of six-years and monthly rental payments of $18,000. The Company also paid initial lease costs of approximately $337,000 in cash.

Cash was used to reduce short-term borrowings by $531,000 and to make regularly scheduled payments of long-term debt of $591,000 during the nine month period ended September 30, 1996 while cash of $324,000 was generated from the proceeds of long-term debt

At September 30, 1996, the Company had approximately $3.0 million available under existing U.S. credit facilities and approximately $8.0 million available under existing Mexico credit facilities. For the period ended September 30, 1996, the Company was in technical default with respect to certain loan covenants relating to quarterly profitability and acquisition of assets under its existing $3.0 million U.S. credit facility with Bank of America. This default has subsequently been waived by the bank. The Company is currently negotiating a master credit facility with an international bank specializing in agricultural companies.

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

                      EXHIBITS AND REPORTS ON FORM 8-K


A.   Exhibits

     10.1 Secured Party Bill of Sale between Fleet National Bank and UniMark Foods, Inc.

     10.2     Lease Agreement between Gato Realty Trust and UniMark Foods, Inc.

     11       Statement Re: Computation of Per Share Earnings

     27       Financial Data Schedule

B.   Reports on Form 8-K

     None




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE  UNIMARK  GROUP,  INC.
                                                 -----------------------------
                                                          Registrant



Date: November 12, 1996                               /s/  Jorn Budde
                                                 -----------------------------
                                                     Jorn Budde, President
                                                  (Principal Executive Officer)


Date: November 12, 1996                                /s/  Keith Ford
                                                 -----------------------------
                                                    Keith Ford, Vice President
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS



      EXHIBIT
      NUMBER                       DESCRIPTION
      ------      --------------------------------------------------------------

       10.1 Secured Party Bill of Sale between Fleet National Bank and UniMark Foods, Inc.

       10.2       Lease Agreement between Gato Realty Trust and UniMark
                  Foods, Inc.

       11         Statement Re: Computation of Per Share Earnings

       27         Financial Data Schedule