Form 10-K405
period 1996-12-31
UNIMARK GROUP INC
filed 1997-03-31
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

MARK (ONE)

    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                                       OR
    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from _________________to ____________________

                         Commission file number 0-26096

                            THE UNIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                   75-2436543
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

           UNIMARK HOUSE
          124 MCMAKIN ROAD
         BARTONVILLE, TEXAS                                       76226
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (817) 491-2992

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 21, 1997 was $56,532,708. The number of shares of common stock outstanding as of March 21, 1997 was 8,561,333.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The UniMark Group, Inc.'s 1997 Proxy Statement contains much of the information required in Part III of this Form 10-K, and portions of the 1997 Proxy Statement are incorporated by reference herein from the applicable sections thereof. The Items of this Form 10-K, where applicable, specify which portions of the 1997 Proxy Statement are incorporated by reference. The portions of the 1997 Proxy Statement that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation: growth and integration of new businesses; uncertainty of new product development and market acceptance of new products; dependence upon availability and price of fresh fruit; competition; dependence upon significant customers; seasonality and quarterly fluctuations; risk related to product liability and recall; limited intellectual property protection; government regulation; dependence on key management; economic, political and social conditions in Mexico; exchange rate fluctuations and inflation; and labor relations and costs. These factors are listed under "Risk Factors" in the Company's prospectus dated June 14, 1996.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

    The UniMark Group, Inc., a Texas corporation ("UniMark" or the "Company"), is a vertically integrated citrus and tropical fruit growing, processing, marketing and distribution company with operations in Mexico, the United States and Canada. The UniMark Group, Inc. was organized in 1992 to combine the operations of Industrias Citricolas de Montemorelos S.A. de C.V. ("ICMOSA"), a Mexican citrus and tropical fruit processor which commenced operations in 1974, with UniMark Foods, Inc. ("UniMark Foods"), a company that marketed and distributed ICMOSA's products in the United States. The Company focuses on niche citrus and tropical fruit products including fresh, chilled, frozen and canned cut fruits and other specialty food ingredients. In addition, as a result of its acquisition of Grupo Industrial Santa Engracia S.A, de C.V. ("GISE"), UniMark is a major Mexican producer of citrus concentrate, oils and juices. The Company processes and packages its products at ten plants in Mexico, one in California, one in Massachusetts and one in Quebec, Canada. The Company's Mexican and Californian plants are strategically located in major fruit growing regions. The Company utilizes food brokers and distributors to market and distribute its cut fruit products, under the brand names SUNFRESH(R), Fruits of Four Seasons(R), Flavor Fresh(TM) and Kledor(R) and under various private labels to supermarket chains, foodservice distributors, wholesale clubs, specialty grocery stores and industrial users throughout the United States and Canada. Under the Jalapeno Sam(R) brand name, the Company also produces guacamole for distribution in the United States. In addition, the Company has developed and utilizes a unique processing method that separates cold-peeled citrus fruit into individual juice-containing "cell-sacs." These cell-sac products are sold to food and soft drink manufacturers in Japan to enhance the flavor and texture of fruit juices and desserts. Sales to the Company's Japanese consumers are facilitated through Japanese trading companies. The Company's citrus concentrate and single strength citrus juices are sold directly to major juice importers and distributors in North America, Europe and the Pacific Rim.

STRATEGY

    UniMark's strategic objective is to become the leading vertically integrated grower, processor, marketer and distributor of niche fruit and other selected agricultural products. To achieve this objective, the key elements of UniMark's operating and acquisition strategies are as follows:

Operating Strategy

     Expand vertical integration of growing, processing, marketing and distribution operations. UniMark intends to continue its vertical integration strategy. UniMark believes that by vertically integrating its growing, processing, marketing and distribution operations, the Company can effectively control the availability, cost and quality of its products.

     Expand fruit growing operations in Mexico. To ensure the availability of the highest quality raw materials, UniMark intends to expand its fruit growing operations in Mexico, utilizing advanced agricultural practices. UniMark believes that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost effective manner.

     Capitalize on brand awareness and market penetration. In the retail market, UniMark intends to capitalize on the brand awareness and market penetration attained by its SUNFRESH(R) brand name products. Utilizing its "Fruit Made Easy(R)" concept, UniMark plans to expand its line of specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the increasingly health conscious consumer. UniMark has developed a line of chilled fruit snack products incorporating citrus cell-sacs as a key ingredient and plans to commence test marketing of this product line in the second quarter of 1997. UniMark has targeted this planned line of fruit snacks toward North American retail and foodservice customers.

      Expand cut fruit products utilizing a cryogenic individual quick freeze ("IQF") process. UniMark has expanded its foodservice and wholesale club businesses by introducing products utilizing a cryogenic IQF process. UniMark believes that this cryogenic IQF process allows UniMark to process citrus and tropical fruit at the peak of the season, to preserve the fresh-like texture and taste of the fruit and to distribute these products at a later date.

      Introduce cut fruit products utilizing a cryogenic individual quick freeze process to the Japanese market. In 1996, the Company's Japanese sales represented approximately 11.3% of total sales, compared with 32.9% in 1995. While sales to Japan decreased significantly in 1996, the Company believes that there are significant opportunities in Japan for frozen citrus and tropical fruit products as such products do not contain additives or preservatives, an important feature for entry into the Japanese market.

     Expand specialty food ingredients. UniMark believes that new market opportunities exist in providing customers with specialty food ingredient products that can be derived from processing citrus and tropical fruits. In particular, the Company intends to maximize the utilization of its raw materials by identifying secondary food ingredient products, such as citrus oils.

     Expand position as a leading Mexican juice exporter to U.S., European and Asian markets. With the acquisition of GISE, the Company is a major Mexican producer of citrus concentrate. The Company's goal is to expand its position as a leading exporter of high quality Mexican citrus juices to the U.S., European and Asian markets. Because of the high quality of Mexican citrus juice, it is often blended with juices from other citrus producing regions to enhance the quality of these other juices.

Acquisition Strategy

     Acquire productive assets in Mexico that can benefit from UniMark's international distribution and marketing expertise. Most of UniMark's processing facilities are strategically located in Mexico's various fruit growing regions. UniMark plans to expand its growing and processing operations in Mexico because of Mexico's competitive labor and land costs, ideal climatic conditions for growing citrus and other fruits and vegetables, geographic proximity to the United States and the favorable trade benefits of the North American Free Trade Agreement ("NAFTA"). UniMark believes that present economic conditions in Mexico, particularly high prevailing interest rates and limited availability of equity capital, afford the Company significant acquisition opportunities. In this regard, the Company's acquisition strategy targets processing facilities, agricultural opportunities and other productive assets in Mexico that can benefit from UniMark's international distribution and marketing expertise.

     Acquire food processing companies that possess favorable operating or distribution synergies. UniMark's acquisition strategy also targets food processing companies that possess favorable operating or distribution synergies. The Company believes that by acquiring food processing companies, it can expand its distribution and utilize its low cost source of Mexican fruit and labor.

ACQUISITIONS

Since January 1, 1996, the Company has completed the following three strategic acquisitions (the "Acquisitions"):

        GISE. In May 1996, the Company acquired all of the outstanding shares of capital stock of GISE, a major Mexican producer of citrus concentrates, oils and juices (the "GISE Acquisition"). GISE's two juice plants are located in Cd. Victoria, Tamaulipas, Mexico and Poza Rica, Veracruz, Mexico in the heart of major citrus growing regions. Since the GISE Acquisition, the Company leased an additional juice plant in Alamo, Veracruz, Mexico. UniMark believes that the GISE Acquisition will confer operational benefits on both companies resulting from combining fruit procurement functions. In addition, UniMark believes that GISE should benefit from UniMark's international distribution and marketing expertise. Further, the GISE Acquisition significantly increases the Company's production capacity of citrus oils.

        Simply Fresh. In May 1996, the Company acquired all of the outstanding shares of capital stock of Simply Fresh Fruit, Inc. ("Simply Fresh"), a fruit processing and distribution company located in Los Angeles, California (the "Simply Fresh Acquisition"). Substantially all of Simply Fresh's sales are to the foodservice industry in the western United States. UniMark believes that the Simply Fresh Acquisition will afford it operating synergies resulting from processing some of the fruit used, mostly pineapple, in Simply Fresh's products at UniMark's Mexican plants and expanded distribution into the foodservice market. Significant integration of raw materials began with the commencement of the Company's own pineapple production in 1997. In addition, the Simply Fresh plant is strategically located to process fruit grown in California and Arizona, two major citrus growing regions with growing seasons that are generally opposite to those of Mexico.

        Deli-Bon. In January 1996, the Company acquired all of the outstanding shares of capital stock of Les Produits Deli-Bon, Inc. ("Deli-Bon"). Deli-Bon processes primarily fruit salad at its processing plant in Quebec, Canada for distribution to the retail and foodservice markets of Canada. UniMark has integrated its and Deli-Bon's fruit procurement, processing and distribution functions. In addition, the Company believes that the Deli-Bon plant is strategically located to distribute products to the retail and foodservice markets in Canada.

         In August 1996, the Company acquired in a secured party sale certain equipment, inventory and the "Flavor Fresh (R)" brand name of a fruit processing company located in Lawrence, Massachusetts for approximately $2.4 million. Subsequently, UniMark commenced operations at a leased facility in Lawrence, Massachusetts. The Company believes that this facility is strategically located to service its customers located in the northeastern United States.

CURRENT PRODUCTS

    The Company's principal products are derived from citrus and tropical fruits. The Company has focused on applying its knowledge of fruit growing and processing with its international marketing and distribution capabilities to develop four key product categories. These categories include cut fruits, juices, specialty food ingredients, fresh fruit and other products. The following is a description of each of these categories and their specific products:

    CUT FRUITS. Under the brand names of SUNFRESH(R), Fruits of Four Seasons(R), Kledor(R), Flavor Fresh(TM) and under various private labels, UniMark markets:

         Chilled fruit. The chilled fruit line includes mango slices, grapefruit segments, orange segments, pineapple chunks, sliced papaya, and a variety of fruit salads. These products are packed for retail, wholesale club and foodservice customers.

         IQF citrus and tropical fruit. UniMark is expanding its retail and foodservice business by marketing citrus and tropical fruit products utilizing its IQF process. UniMark believes that this IQF process allows it to process citrus and other tropical fruit at the peak of the season while preserving the fresh-like texture and taste of the fruit. Using IQF, the frozen line of fruit includes melon, mango, orange, grapefruit, lemon, lime, papaya and pineapple products packed for foodservice and industrial customers.

         Canned fruit (shelf-stable). The canned fruit line includes orange segments and grapefruit segments packed for retail, foodservice, and industrial customers.

    JUICES. The Company, through GISE, markets directly to major industrial users a full line of citrus juice products including citrus concentrates and single strength juices:

         Citrus concentrate. Citrus juice concentrates are produced from oranges, grapefruits, tangerines, Persian limes and lemons.

         Single strength juices. Citrus juices are produced from oranges, grapefruits, tangerines, Persian limes and lemons.

    SPECIALTY FOOD INGREDIENTS. UniMark believes that significant market opportunities exist in providing customers with specialty food ingredient products that can be derived from processing citrus and tropical fruits. Presently, UniMark's specialty food ingredients include:

         Citrus cell-sacs. The Company has developed and utilizes a unique processing method that separates cold-peeled citrus fruit into individual juice-containing cell-sacs. These cell-sac products are sold to food and soft drink manufacturers in Japan to enhance the flavor and texture of fruit juices and desserts.

         Citrus oils. Citrus oils are extracted from oranges, grapefruits, tangerines, Persian limes and lemons. These oils are primarily used by the Company's customers in beverages, perfumes and other scented products.

    FRESH FRUIT. In 1997 the Company began marketing of fresh pineapple under the Simply Fresh(R) brand name.

    OTHER.  UniMark also produces the following products:

         Avocado products. Avocado products, including guacamole and avocado pulp, are packed for sale to retail, wholesale club and foodservice customers under the brand name Jalapeno Sam(R).

         Cattle feed. The Company recycles citrus by-products, such as peel and pulp, as cattle feed.

NEW PRODUCTS

        The Company's new product strategy is to apply its processing expertise to introduce new products as well as extend the line of its existing citrus and tropical fruit products. UniMark has completed development of its chilled fruit snack product line and intends to commence test marketing of this product in the second quarter of 1997. UniMark has targeted this planned line of fruit snacks toward retail and foodservice customers.

        UniMark's product development and commercialization efforts are subject to all of the risks inherent in the development of new products.

MARKETING, SALES AND DISTRIBUTION

    MARKETING. UniMark's marketing department develops brand strategies for the Company's products, including product development, pricing strategy, consumer and trade promotion, advertising, publicity and package design. This department's responsibilities include determining the allocation of resources between consumer and trade spending programs, pricing and profitability analysis, as well as product and packaging designs. UniMark's marketing team is led by a senior vice president and three product managers.

    In the retail market, the Company's primary focus has been on the chilled fruit category. UniMark intends to capitalize and strengthen the brand awareness and market penetration attained by its SUNFRESH(R) and Flavor Fresh(TM) brands in the United States, the Kledor(R) brand in Canada and the Jalapeno Sam(R) brand with respect to Mexican guacamole dip products. Under its "Fruit Made Easy(R)" slogan, UniMark's marketing strategy includes continued expansion of its comprehensive line of brand name specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the increasingly health conscious consumer. The Company's marketing objectives include increasing "impulse buying" of its retail products by building greater product visibility through "eye-catching" package designs, innovative rack systems and trial package promotions. In addition, the Company utilizes trade promotions, such as quarterly price allowances, to generate "feature promotion activity" for its products. The SUNFRESH(R) product line also receives substantial advertising support in trade publications and national food shows throughout the year.

    In the foodservice and wholesale club markets, the focus is on securing market leadership in the chilled fruit category, primarily through private label programs with major foodservice distributors, and a strong branded approach utilizing the SUNFRESH(R) and Fruits of Four Seasons(R) labels in the United States, the Kledor(R) brand in Canada and the Jalapeno Sam(R) brand for the Company's guacamole products. Marketing efforts in these channels are directed toward trade usage programs and yearly trade rebates.

    SALES. UniMark's sales organization consists of five sales management teams primarily focusing on the management of independent food brokers or international representatives that directly interface with the customer. These teams are: retail sales, Japanese sales, wholesale club sales, foodservice sales and Canadian sales. The sales department is led by a senior vice president of sales.

    The retail team is led by a sales manager and consists of four regional managers, each with geographic responsibility for approximately 25 percent of the United States. The Company's Japanese exports are directed by an export sales manager located in Mexico City who deals with agents primarily from Japanese trading companies. In addition, relationships with the Company's Japanese customers are handled by the Company's senior executives. The wholesale club market has one sales manager interfacing directly with key wholesale club distributors. The foodservice team is guided by a vice president of foodservice sales and four regional managers. In addition, the Company employs a national sales manager that handles individual key accounts in foodservice and retail. The Company's Canadian sales team operates out of Deli-Bon and is led by the president of Deli-Bon and two district sales managers. Deli-Bon uses a system of independent food brokers throughout Canada although its primary focus is within the Province of Quebec.

    Without giving pro forma effect to the Acquisitions, the following table shows, for the last three years, the amount and percentage of net sales contributed by the various market segments for the Company's products:

                                             YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------
                                  1994                1995                 1996
                           -----------------    -----------------    -----------------
                             NET                  NET                  NET
                            SALES    PERCENT     SALES    PERCENT     SALES    PERCENT
                           -------   -------    -------   -------    -------   -------
                                              (DOLLARS IN THOUSANDS)
Retail sales ...........   $ 9,961      39.3%   $12,537      34.0%   $18,190      27.9%
Foodservice sales ......       962       3.8        861       2.3     15,122      23.2
Citrus juice and oil
  sales ................      --         .--       --         .--     12,376      19.0
Japan sales ............     5,985      23.6     12,116      32.9      7,367      11.3
Wholesale club sales ...     5,073      20.0      7,061      19.2      7,894      12.1
Industrial and other
sales ..................     3,365      13.3      4,291      11.6      4,289       6.5
                           -------   -------    -------   -------    -------   -------
          Total ........   $25,346     100.0%   $36,866     100.0%   $65,238     100.0%
                           =======   =======    =======   =======    =======   =======

    Retail sales. UniMark markets its products to more than 200 regional and national supermarket chains and wholesalers throughout the United States and Canada. In conjunction with its own national sales force, UniMark utilizes over 50 independent food brokers and distributors to sell its products.

    Foodservice sales. Sales to the United States government, fast food chains, restaurants, hospitals and other foodservice customers are made either directly to or through foodservice distributors by the Company's foodservice sales force. UniMark intends to expand its foodservice business by introducing additional products utilizing its IQF process, as well as new canned products. The Company believes that the foodservice business segment represents an opportunity for significant future growth.

    Japanese sales. UniMark exports a line of pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, the Company maintains direct relationships with its industrial customers. During, 1994, 1995 and 1996 sales to the Company's Japanese customers, through Mitsui Foods, Inc., a Japanese trading company, accounted for approximately 19.5% ,27.5% and 8.9%, respectively, of the Company's net sales (without giving pro forma effect to the Acquisitions). UniMark believes that a significant market opportunity exists in Japan for frozen citrus and tropical fruit products because such products do not contain additives or preservatives.

    Wholesale club sales. UniMark indirectly sells products to Sam's Wholesale Clubs and other wholesale clubs throughout the United States. During 1994 ,1995 and 1996 indirect sales to Sam's Wholesale Clubs accounted for approximately 18.5%, 17.6% and 8.3%, respectively, of the Company's net sales.

    Industrial and other sales. Industrial and other sales consist primarily of IQF melon ball sales to industrial users in the United States for repacking or further processing. UniMark utilizes an independent food broker to sell its products to industrial users in the United States.

    DISTRIBUTION. UniMark operates its own trucking fleet to transport finished cut fruit products from its Mexican processing facilities to its distribution center in Hidalgo, Texas. From there, deliveries are made to UniMark's customers by independent trucking companies. In Canada, deliveries are made to customers by independent trucking companies from Deli-Bon's facilities. Products exported to Japan are shipped directly from Mexico. GISE transports finished product by common carrier to North American customers. Products to overseas customers are shipped directly in containers.

PROCUREMENT

    Currently, a substantial quantity of the fruit processed by the Company is purchased from third parties. However, the Company's Mexican grapefruit growing operations supply over 80% of the Company's grapefruit demand. In addition, the Company purchases grapefruit from growers in the Texas Rio Grande Valley for processing at its ICMOSA plant. For the 1997 growing season, the Company has entered into operating agreements with Mexican growers of melons to supply the Company's anticipated demand for melons. Pursuant to these agreements, the Company supplies the seeds, fertilizer and insecticides and manages the growing operations. The Company has entered into similar agreements with Mexican growers of mangos to supply the Company's anticipated demand for mangos. Substantially all of the oranges and all of the avocados used in the Company's operations are purchased from third-party growers throughout Mexico. In 1996, UniMark purchased "Grade A" pineapple from growers throughout Mexico. UniMark has commenced a significant pineapple growing project. Initial production from this project will begin in 1997 and UniMark intends to expand this project until 2,400 acres are under cultivation. UniMark believes that production from this project not only will provide UniMark with a high quality supply of pineapples for processing but also will produce a significant amount of pineapple for the North American fresh fruit market.

    The Company purchases citrus from growers throughout Mexico. GISE's two juice plants are located in Cd. Victoria, Tamaulipas, Mexico and Poza Rica, Veracruz, Mexico in the heart of Mexico's two major citrus growing regions. The State of Veracruz, located along the east coast of Mexico, is Mexico's largest orange producing state followed by the neighboring states of Tamaulipas and San Luis Potosi. Citrus from this region is available for processing at GISE's Veracruz facility early in the season because of this region's southern location. GISE's Cd. Victoria plant processes fruit grown primarily in the northeastern region of Mexico. The fruit is transported by common carrier to GISE's two plants located in Mexico.

PROCESSING

    Cut Fruit. Upon arrival at the Company's processing plants, the fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing the Company's IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (pails, jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged in plastic bags or trays. The ICMOSA plant is the Company's main plant and serves as the hub for the Company's other Mexican processing plants, which primarily produce semi-processed product. At the ICMOSA plant, products are labeled and packaged for final shipment. ICMOSA also delivers bulk raw materials to Deli-Bon, Simply Fresh and Flavor Fresh for packing into final presentations. Only limited processing takes place at Deli-Bon and Flavor Fresh. While Simply Fresh relies mostly on raw materials from California growing regions some raw materials are provided by ICMOSA. The Company cans fruit at its ICMOSA and Puebla plants.

    Juice. GISE's operations are substantially automated. Once the fruit arrives at a plant, it is unloaded onto rollers. The fruit is then washed and inspected. Bruised and damaged fruit is removed by hand and the remaining fruit is then routed to rollers with short needles which extract the oil from the peel. Once the oil is removed, the fruit is sorted by size and sent to slicing and squeezing machines. These machines slice the fruit and squeeze the juice and pulp completely from the peel. The juice is then separated from the pulp and the water is extracted from the juice. Upon further processing, the juice and juice concentrate are stored on site until it is shipped directly to customers.

RESEARCH AND DEVELOPMENT

    The Company's research and development department provides product, packaging and process development, analytical and microbiological services, as well as agricultural research and seed production.

EMPLOYEES

    As of March 1, 1997, UniMark employed approximately 4,000 full-time employees, most of whom were located in Mexico. In Mexico, labor relations are governed by separate collective labor agreements between UniMark and the unions representing the particular group of employees. All of UniMark's employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while other terms are negotiated every two years.

    In the United States and Canada, UniMark's employees are not covered by collective bargaining agreements. UniMark believes that its relations with all of its employees are good.

COMPETITION

    The food industry, including each of the markets in which the Company competes, is highly competitive with respect to price and quality (including taste, texture, healthfulness and nutritional value). The Company faces direct competition from citrus processors with respect to its existing product lines and faces potential competition from numerous, well established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company's fruit juice products compete broadly with all beverages available to consumers. In addition, the food industry is characterized by frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies have introduced products positioned to capitalize on growing consumer preference for fresh fruit products. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences.

ENVIRONMENTAL MATTERS

    As a result of its agricultural, food and juice processing activities, the Company is subject to numerous foreign and domestic environmental laws and regulations.

    The operations of UniMark in Mexico are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The principal legislation is the federal General Law of Ecological Balance and Environmental Protection (the "Ecological Law"), which is enforced by the Ministry of Social Development ("Sedesol"). Under the Ecological Law, rules have been promulgated concerning water pollution, air pollution, noise pollution and hazardous substances. Sedesol can bring administrative and criminal proceedings against companies that violate these environmental laws, and can also close non- complying facilities. The operations of UniMark in Canada are subject to Canadian federal and provincial laws and regulations relating to the protection of the environment including An Act Respecting Occupational Health and Safety (Quebec), the Canadian Environmental Protection Act (Canada), and the Environment Quality Act (Quebec). Similarly, the operations of UniMark in the United States are subject to United States federal and state laws and regulations relating to the protection of the environment. Although the Company believes that its facilities currently are in compliance with all applicable environmental laws, failure to comply with any such laws could have a material adverse effect on the Company.

GOVERNMENT REGULATION

    The manufacture, processing, packing, storage, distribution and labeling of food and juice products are subject to extensive regulations enforced by, among others, the FDA and state, local and foreign equivalents thereof and to inspection by the United States Department of Agriculture and other federal, state, local and foreign agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. The Company believes that its products satisfy, and its new products will satisfy, all applicable regulations and that all of the ingredients used in its products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. The Company, on a daily basis, tests its products at its internal laboratories and, from time to time, submits samples of its products to independent laboratories for analysis. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

PRODUCT LIABILITY AND PRODUCT RECALL

    The testing, marketing, distribution and sale of food and beverage products entails an inherent risk of product liability and product recall. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. Although the Company maintains product liability insurance coverage in the amount of $2,000,000 per occurrence, there can be no assurance that this level of coverage is adequate. A product recall or a partially or completely uninsured judgment against the Company could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY RIGHTS

    The Company regards its trademarks, trade dress, trade secrets and similar intellectual property as important to its success. The Company has been issued a registered trademark for its Sunfresh (R), Fruits of Four Seasons(R), Jalapeno Sam(R), Fruit Made Easy(R) and Kledor(R) trademarks. In connection with the Simply Fresh Acquisition, the Company acquired patent rights with respect to certain fruit cutting machinery.

ITEM 2.   PROPERTIES.

GROWING OPERATIONS

    To ensure the availability of the highest quality raw materials, UniMark intends to expand its fruit growing operations in Mexico, utilizing advanced agricultural practices. UniMark believes that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost effective manner. Presently, a majority of the Company's raw materials are provided by growers under various arrangements, including operating agreements and individual fixed price contracts to purchase entire production. The following table sets forth the Company's various agricultural projects:

                                                                                           PROPERTY
      NAME                       LOCATION                ACREAGE          CROP             INTEREST
-----------------------         ----------------        ---------      ---------------     --------
Loma Bonita II Grove(1)....     Loma Bonita,            625 acres      Pink grapefruit     Leased
                                Oaxaca, Mexico

Villa Azueta Grove(2)......     Villa Azueta,           660 acres      Pineapple           576 acres
                                Veracruz, Mexico                                           owned and
                                                                                           84 leased
Victoria Grove.............     Cd. Victoria,           240 acres      Oranges and         Owned
                                Tamaulipas, Mexico                     Italian lemons


Victoria Grove II..........     Cd. Victoria,           120 acres      Italian lemons      Owned
                                Tamaulipas, Mexico

Loma Bonita I Grove........     Loma Bonita,            190 acres      White grapefruit    Leased
                                Oaxaca, Mexico


Azteca Grove(3)............     Montemorelos, Nuevo     144 acres      White and Rio Red   Leased
                                Leon, Mexico                           grapefruit

Las Tunas Grove............     Isla, Veracruz,         120 acres      White and pink      Leased
                                Mexico                                 grapefruit

---------

(1) Presently, approximately 240 of the 625 acres consist of a pink grapefruit grove. The Company intends to plant pineapple on approximately 350 of the remaining 385 acres of this property.

(2) Villa Azueta is the southern headquarters of UniMark's agricultural operations. The agricultural headquarters is used for the development of pineapple seedlings, as well as other agricultural crops. In 1995, the Company entered into a 10-year lease for this facility and has an option to purchase the facility for fair market value determined at the time such option is exercised.

(3) In 1994, ICMOSA entered into a 10-year operating agreement with the owners of this grove, which is located near the ICMOSA plant in Montemorelos. Pursuant to the agreement, ICMOSA operates the grove and purchases all the grapefruit at a formula price tied to the price of grapefruit purchased from unrelated third parties. The grove consists of approximately 13,000 grapefruit trees and incorporates advanced agricultural technology. Each tree has a watering and feeding system which can also be utilized as an anti-freeze system utilizing mist generated by three 500 horsepower boilers.

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices The Supply Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. GISE is presently negotiating an agreement to extract lemon oil from such lemons for Coca-Cola. UniMark believes that this arrangement will afford GISE with operational benefits by allowing GISE to process lemons during the off season and significantly expand the Company's agricultural operations in Mexico.

FACILITIES

    The Company's principal processing facilities are described below:

                                                                                      APPROXIMATE
                                                                                       NUMBER OF
                                                                      APPROXIMATE      EMPLOYEES
                                                                        SQUARE       (AS OF MARCH 1,
      NAME                               LOCATION                       FOOTAGE           1997)     INTEREST(1)
---------------------------    ----------------------------          ------------     ------------  -----------
ICMOSA Plant..............     Montemorelos, Nuevo Leon, Mexico         80,000 (2)        1,100      Owned
Victoria Juice Plant......     Cd. Victoria, Tamaulipas, Mexico         65,740              199      Owned
Flavor Fresh Plant             Lawrence, Massachusetts                  60,000              100      Leased
Azteca Plant..............     Montemorelos, Nuevo Leon, Mexico         50,000              320      Leased
Puebla Plant..............     Tlatlauquipec, Puebla, Mexico            50,000              500      Owned
Simply Fresh Plant........     Los Angeles, California                  45,000              148      Leased
Zamora Plant..............     Zamora, Michoacan, Mexico                41,000              120 (3)  Leased
IHMSA Plant...............     Montemorelos, Nuevo Leon, Mexico         40,000              800      Leased
Isla Plant................     Isla, Veracruz, Mexico                   32,000              300      Leased
San Rafael Plant..........     San Rafael, Veracruz, Mexico             28,500              400      Leased
Frutalamo Juice Plant.....     Alamo, Veracruz, Mexico                  27,710              107      Leased
Veracruz Juice Plant......     Poza Rica, Veracruz, Mexico              22,900               76      Owned
Deli-Bon Plant............     Quebec City, Quebec, Canada              16,800               36      Owned

----------

(1) The agreements pursuant to which this facility is leased by the Company grants the Company the option to purchase the facility prior to the expiration of such agreement at a purchase price equal to the then current fair market value of the facility. Owned properties are subject to individual mortgages with the real estate as collateral.

(2) The Company has completed construction of the new storage and repacking facility next to the ICMOSA plant, capable of holding up to approximately 10 million pounds of semi-processed and finished product.

(3) This facility has commenced limited operation.

    The Company's other supporting facilities are described below:

    In addition to the properties described above the Company maintains its corporate headquarters in Bartonville, Texas; a distribution center in Hidalgo, Texas; a technology development center in Cape Coral, Florida; and a lodging facility in Cd. Victoria, Tamaulipas, Mexico.

    Corporate Headquarters. UniMark leases approximately 13,000 square feet of office space for its corporate headquarters in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport) from an entity controlled by Jorn Budde, the Company's President, Chief Executive Officer and Chairman of the Board. As of March 1, 1997, UniMark employed 33 people at this facility with space well utilized for the corporate headquarters.

    The Hidalgo Distribution Center. The Company's refrigerated distribution center in Hidalgo, Texas (on the Texas/Mexico border) consists of approximately 20,000 square feet and is fully utilized. As of March 1, 1997, 12 people were employed at this company owned facility.

    The UniMark Tech Center. The Company leases a tech center located in Cape Coral, Florida which consists of approximately 13,000 square feet. This facility is well suited for manufacturing a substantial amount of customized equipment used in the Company's operations.

    The GISE Conference Facility. In connection with the GISE Acquisition in May 1996, the Company acquired an "hacienda" which has been declared a historic landmark. This lodging facility is located near GISE's plant in Cd. Victoria, Tamaulipas, Mexico, occupies approximately 90,000 square feet and is situated on approximately 10 acres. The Company intends to utilize this facility, in part, as a conference center.


ITEM 3.   LEGAL PROCEEDINGS.

    From time to time the Company is involved in litigation relating to claims arising from its operation in the normal course of business or otherwise.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "UNMG". Prior to May 22, 1995, the Common Stock was quoted on the Nasdaq Small-Cap Market under the symbol "UNMG." The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock as reported on the Nasdaq Small-Cap Market and the high and low sale prices as reported on the Nasdaq National Market after May 22, 1995.

                                                                HIGH        LOW
                                                                ----        ---
 Year Ended December 31, 1995:
     First Quarter*......................................     $  5  3/4   $  3  1/8
     Second Quarter (through May 22, 1995)*..............        7  1/4      5  3/8
     Second Quarter (May 23 to June 30, 1995)............        7  1/4      6  5/8
     Third Quarter.......................................       10  5/8      6  7/8
     Fourth Quarter......................................       12  1/4      7  3/4
 Year Ended December 31, 1996:
     First Quarter.......................................      $16  5/8    $11  7/8
     Second Quarter......................................       17  7/8     13  3/4
     Third Quarter.......................................       17  3/4     10  5/8
     Fourth Quarter......................................       12  1/2     7    --

----------

* Represents high and low bid prices as reported on the Nasdaq Small-Cap Market.

    The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. In addition, for all periods prior to May 22, 1995, they do not represent actual transactions. On March 21, 1997, the last reported sale price for the Common Stock on the Nasdaq National Market was $7.75. As of March 21, 1997 there were 156 shareholders of record of the Common Stock and in excess of 200 beneficial shareholders.

    The Company has not paid any cash dividends since its inception and for the foreseeable future intends to follow a policy of retaining all of its earnings, if any, to finance the development and continued expansion of its business. There can be no assurance that dividends will ever be paid by the Company. Additionally, the Company's loan agreement with Cooperatieve Centrale Raiffeisen-Boerenleenbank B. A. ("Rabobank Nederland") dated February 12, 1997, restricts the Company to declare or pay any dividends on its shares of Common Stock without the prior written consent of Rabobank Nederland. Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 6.   SELECTED FINANCIAL DATA.

    The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected historical consolidated financial data has been derived from the historical consolidated financial statements of the Company and in the case of the fiscal years ended December 31, 1994, 1995 and 1996 should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                                 YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                     1992      1993      1994      1995         1996 (1)
                                                    -------   -------   -------   -------      -------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales .......................................   $14,278   $18,893   $25,346   $36,866      $65,238
Gross profit ....................................     4,603     5,952     7,403    12,674       18,626
Income from operations ..........................       737       633     1,530     4,251        1,027
Extraordinary gain ..............................      --        --        --        --            330
Net income ......................................   $   267   $    73   $ 1,015   $ 2,947      $   543
                                                    =======   =======   =======   =======      =======
Earnings per common share:
  Income before extraordinary gain:
    Primary .....................................   $  0.09   $  0.02   $  0.28   $  0.53      $  0.03
                                                    =======   =======   =======   =======      =======
    Fully diluted ...............................   $  0.09   $  0.02   $  0.28   $  0.51      $  0.03
                                                    =======   =======   =======   =======      =======
  Net income:
    Primary .....................................   $  0.09   $  0.02   $  0.28   $  0.53      $  0.07
                                                    =======   =======   =======   =======      =======
    Fully diluted ...............................   $  0.09   $  0.02   $  0.28   $  0.51      $  0.07
                                                    =======   =======   =======   =======      =======
Weighted average common and common
  equivalent shares outstanding:
    Primary .....................................     3,000     3,000     3,642     5,609        7,643
    Fully diluted ...............................     3,000     3,000     3,642     5,805        7,645
Total assets ....................................   $ 2,566   $ 4,007   $11,176   $26,498      $76,683
Long-term debt ..................................       369       296       919       699        4,332
Stockholders' equity ............................       369       459     6,392    14,978       47,800

-------------------

(1) Includes the results of operations of GISE and Simply Fresh since April 1, 1996, and Deli-Bon since January 3, 1996, the effective dates of these acquisitions, as more fully explained in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1996 contained elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and "Selected Consolidated Financial Data" included elsewhere in this Prospectus. This discussion does not include the results of operations of Deli-Bon, GISE and Simply Fresh before their respective acquisition dates.

CONVERSION TO U.S. GAAP

    The Company conducts substantially all of its operations through its wholly owned operating subsidiaries: UniMark Foods, UniMark International, Inc., ICMOSA, GISE, Simply Fresh and Deli-Bon. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating seven citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's and GISE's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles and is subject to Canadian income tax laws.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1994       1995       1996
                                                            ------     ------     ------
Net sales ...............................................    100.0%     100.0%     100.0%
Cost of products sold ...................................     70.8       65.6       71.4
                                                            ------     ------     ------
Gross profit ............................................     29.2       34.4       28.6
Selling, general and administrative expenses ............     23.2       22.9       27.0
                                                            ------     ------     ------
Income from operations ..................................      6.0       11.5        1.6
Other income (expense):
  Interest expense ......................................     (1.9)      (0.9)      (2.2)
  Interest income .......................................     --          1.3        0.8
  Other .................................................      0.3        0.6       (0.3)
                                                            ------     ------     ------
Income (loss) before income taxes and
  extraordinary gain ....................................      4.4       12.5       (0.1)
Income tax expense (benefit) ............................      0.4        4.5       (0.4)
                                                            ------     ------     ------
Income before extraordinary gain ........................      4.0        8.0        0.3
Extraordinary gain, net of applicable income taxes ......      .--        .--        0.5
                                                            ------     ------     ------
Net income ..............................................      4.0%       8.0%       0.8%
                                                            ======     ======     ======

Years Ended December 31, 1995 and 1996

    Net sales increased 76.7% from $36.9 million in 1995 to $65.2 million in 1996. This increase was primarily due to increases in foodservice sales, the commencement of citrus juice and oil sales and growth in retail sales. Foodservice sales increased from $861,000 in 1995 to $15.1 million in 1996. This increase was primarily a result of the Simply Fresh Acquisition and the addition of new customers. Also in 1996, the Company acquired GISE, a citrus juice and oil processor in Mexico. Citrus juice and oil sales totaled $12.3 million in 1996. Retail sales increased 45.6% from $12.5 million in 1995 to $18.2 million in 1996 primarily as a result of increased distribution and demand for the Company's retail chilled fruit product line.

    The increase in net sales was adversely impacted by a decline in sales of the Company's specialty food ingredient products in the Japanese market. Sales to Japan decreased 38.8% from $12.1 million in 1995 to $7.4 million in 1996 primarily as a result of decreased demand in Japan for the Company's specialty food ingredient products. The Company believes that this decrease in demand was due to a decline in sales of the Japanese products containing the Company's specialty food ingredients and resulting higher than anticipated inventory levels of the Company's specialty food ingredients held by distributors in Japan. Although the Company anticipates a continued decline in sales of its specialty food ingredient products to Japan during fiscal 1997, the Company believes there are significant opportunities in the Japanese market for frozen citrus and tropical fruit products because such products do not contain additives or preservatives, an important feature for entry into the Japanese market.

    Gross profit as a percentage of net sales decreased from 34.4% in 1995 to 28.6% in 1996. Gross profit on cut fruit sales decreased from 34.4% in 1995 to 31.0% in 1996 while gross profit on citrus juice and oil sales was 18.1% in 1996. The decline in gross profit on cut fruit sales resulted primarily from increased processing costs due to, among other things, lower than anticipated production volume resulting from the decline in Japanese sales, increased raw materials costs and operational inefficiencies associated with the delay in integrating the Company's new facilities into its existing operations. Although the loss of Japanese production volume is anticipated to adversely impact the Company's first quarter 1997 operating results, the Company is taking affirmative steps to replace the lost production volume. In addition, the Company believes that the integration of its newly acquired United States production facilities with its existing operations will be completed in 1997.

    Gross profit on citrus juice and oil sales in 1996 were adversely affected by a significant decline in market prices and increased production costs. During the fourth quarter of 1996, frozen concentrate orange juice futures prices declined approximately 30% primarily as a result of favorable production forecasts from Brazil and Florida. In addition, the Company experienced increased fruit prices and reduced production yields as a result of the drought in northern Mexico in the summer of 1996. While the Company's increased costs of inventories is estimated to adversely impact operations in the first quarter of 1997, citrus juice and oil operating profits are anticipated to improve over the remainder of 1997 because of improved raw material costs.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 22.9% in 1995 to 27.0% in 1996. This increase is primarily the result of increased sales and marketing expenses associated with the commencement of operations in Massachusetts, and increased general and administrative expenses associated with the Acquisitions. Presently, the Company is consolidating and integrating its United States administrative and accounting functions. This restructuring is expected to positively impact SG&A.

    Interest expense increased from 0.9% of net sales in 1995 to 2.2% in 1996. Actual interest expense increased from $318,000 in 1995 to $1.4 million in 1996. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and distribution centers.

    Interest income of $470,000 was earned in 1995 primarily from the temporary cash investment of proceeds from the exercise of warrants and excess cash balances generated from operations, while $548,000 of interest income was earned in 1996 primarily from the temporary cash investment of proceeds from the Company's secondary public offering .

    A foreign currency transaction net gain of $124,000 in 1995 and a net loss of $248,000 in 1996 resulted from the conversion of ICMOSA's and GISE's Mexican financial statements to U.S. GAAP.

    An extraordinary gain recognized on the forgiveness of debt in Mexico, net of applicable income and employee profit sharing taxes of $289,000, resulted in a net gain of $330,000 in 1996.

    Net income, as a result of the foregoing, decreased from $2.9 million in 1995 to $543,000 in 1996.

Years Ended December 31, 1994 and 1995

    Net sales increased 45.5% from $25.3 million in 1994 to $36.9 million in 1995. This increase was due primarily to a 102.4% increase in export sales to Japan from $6.0 million in 1994 to $12.1 million in 1995. The increase in sales to Japan resulted primarily from an expansion of UniMark's Japanese customer base and product lines. In addition, North American retail sales increased 25.9% from $10.0 million in 1994 to $12.5 million in 1995 and wholesale club sales increased 39.2% from $5.1 million in 1994 to $7.1 million in 1995. These increases resulted from, among other things, increased distribution of existing products, the success of its red grapefruit products and the introduction of a one gallon mixed fruit product to the wholesale club market in 1995.

    Gross profit as a percentage of net sales increased from 29.2% in 1994 to 34.4% in 1995. This increase resulted from reduced processing costs obtained through greater efficiencies and volume. In addition, prices of certain products sold to Japan were increased during 1995 and import duties between Mexico and the U.S. decreased as a result of NAFTA.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 23.2% in 1994 to 22.9% in 1995. This reduction is primarily the result of the increased sales volume in 1995. Actual SG&A expenses increased $2.5 million from $5.9 million in 1994 to $8.4 million in 1995. This increase resulted from increased delivery, storage and personnel expenses required to handle the increased sales volume.

    Interest expense decreased from 1.9% of net sales in 1994 to 0.9% in 1995. Actual interest expense decreased $151,000 from $469,000 in 1994 to $318,000 in 1995. This decrease was primarily the result of lower levels of debt and lower interest rates in 1995.

    Interest income of $470,000 was earned in 1995 primarily from the temporary cash investment of proceeds from the exercise of warrants and excess cash balances generated from operations.

    Other income, net of other expenses was $69,000 in 1994 and $222,000 in 1995. Included in this net total are a foreign currency transaction loss of $16,000 in 1994 and a gain of $124,000 in 1995 resulting from the conversion of ICMOSA's Mexican financial statements to U.S. GAAP.

    Net income, as a result of the foregoing, increased 190% from $1.0 million in 1994 to $2.9 million in 1995.

STATUTORY EMPLOYEE PROFIT SHARING

    All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

EXCHANGE RATE FLUCTUATIONS

    The Company procures and processes substantially all of its products in Mexico, through its wholly owned subsidiaries ICMOSA and GISE, for export to the United States, Canada, Europe and Japan. Generally, the cost of citrus procured in Mexico reflects the spot market price for citrus in the United States. All of UniMark's sales are denominated in U.S. dollars. As such, UniMark does not anticipate sales revenues and raw material expenses to be materially affected by changes in the valuation of the peso. Labor and certain other production costs are peso denominated. Consequently, these costs are impacted by fluctuations in the value of the peso relative to the U.S. dollar.

    The Company's consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that ICMOSA or GISE has peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized.

    The Company's consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of ICMOSA's net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a transaction loss to the extent there are net deferred tax assets or a transaction gain to the extent there are net deferred tax liabilities.

SEASONALITY

    Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangos, peaches, plums, and nectarines are not readily available for sales in supermarkets in North America. In addition, a substantial portion of UniMark's exports to Japan is processed and shipped during the first and fourth quarter each year. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, cash and cash equivalents totaled $4.3 million, a decrease of $2.0 million from year end 1995. During 1996, operating activities utilized cash of $13.3 primarily to (i) finance an $8.9 million increase in inventories, (ii) finance a $3.9 million increase in receivables and (iii) decrease accounts payable and accrued expenses by $2.3 million. These increases in inventories and receivables are largely a result of the increased sales volume in 1996.

    During 1996, UniMark utilized net cash of $17.9 million in investing activities. Of this amount $13.1 million was expended on plant, equipment and capital improvements. These expenditures primarily consisted of constructing a refrigerated warehouse at ICMOSA, acquiring GISE's leased juice processing facility in Poza Rica, Veracruz, Mexico, installing a new IQF freezing line in Simply Fresh and acquiring additional fruit processing equipment. Further, $2.6 million was utilized in the acquisitions of Deli-Bon, Simply Fresh and GISE. Also, the Company invested approximately $3.0 million in agricultural development.

    In June, 1996, the Company completed a secondary public offering in which it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the Company of approximately $22.2 million. During 1996, UniMark retired its $3.0 million U.S. line of credit with Bank of America and ICMOSA obtained additional, unsecured short-term financing in Mexico with Bancrecer for $3.0 million. At the time of acquisition, GISE had an established $6.0 million short-term line of credit with Rabobank Netherland which has remained in place. The $6.3 million net increase in short-term borrowings in 1996 resulted from utilization of the Rabobank Netherland and Bancrecer credit facilities.

    The Company received cash proceeds of $1.2 million from long-term debt financing in 1996, of which $800,000 was obtained from five year bank financing of the equipment at its Massachusetts plant facility. Cash was utilized to make regularly scheduled payments of long-term debt of $828,000 in 1996.

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and is scheduled to be completed in February, 2000 with harvesting of the first crops to begin in late 1998. The Company estimates that this project will require capital expenditures of $4.7 million in 1997. The total capital requirements for the project is estimated to be approximately $27.0 million over the next four years. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. Although UniMark believes that it could finance the project with anticipated cash flow from operations, the inability to internally finance the project or to obtain third party financing for the project could have a material adverse effect on the Company.

    The Company's future cash requirements for 1997 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and new product introductions. UniMark believes that anticipated revenue from operations and existing capital resources will be adequate for its working capital requirements for at least the next twelve months.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
      Report of Independent Auditors...........................................  21

      Consolidated Balance Sheets as of December 31, 1995 and 1996.............  22

      Consolidated Statements of Income for the Years Ended
          December 31, 1994, 1995 and 1996.....................................  23

      Consolidated Statements of Shareholders' Equity for the Years Ended
          December 31, 1994, 1995 and 1996.....................................  24

      Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1994, 1995 and 1996.....................................  25

      Notes to Consolidated Financial Statements...............................  26

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

    We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP



Dallas, Texas
February 28, 1997

                            THE UNIMARK GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                            DECEMBER 31,
                                                                         -----------------
                                                                          1995      1996
                                                                         -------   -------
                                     ASSETS

      Current assets:
        Cash and cash equivalents ....................................   $ 6,286   $ 4,268
        Accounts receivable -- trade, net of allowance of $70 in
          1995 and $142 in 1996 ......................................     4,298     9,244
        Accounts receivable -- other .................................       134       703
        Receivables from related parties .............................        90       632
        Due from shareholders ........................................        52        55
        Inventories ..................................................     6,182    19,411
        Income and value added taxes receivable ......................       824     1,418
        Deferred income taxes ........................................        81       196
        Prepaid expenses .............................................       300       771
                                                                         -------   -------
                Total current assets .................................    18,247    36,698
        Property, plant and equipment, net of accumulated
          depreciation of $1,449 in 1995 and $2,712 in 1996 ..........     7,689    29,177
        Deferred income taxes ........................................       338       373
        Goodwill .....................................................      --       6,787
        Identifiable intangible assets ...............................      --       2,320
        Other assets .................................................       224     1,328
                                                                         -------   -------
                Total assets .........................................   $26,498   $76,683
                                                                         =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
         Short-term borrowings .......................................   $ 3,545   $12,604
         Current portion of long-term debt ...........................       183     1,114
         Accounts payable -- trade ...................................     4,356     4,466
         Payable to related parties ..................................      --         106
         Accrued expenses ............................................       943     2,108
         Income taxes payable ........................................        13      --
         Deferred income taxes .......................................     1,726     3,915
                                                                         -------   -------
                Total current liabilities ............................    10,766    24,313
         Long-term debt, less current portion ........................       699     4,332
         Deferred income taxes .......................................        55       238
         Commitments
         Shareholders' equity:
           Common stock, $0.01 par value:
            Authorized shares -- 20,000,000
            Issued and outstanding shares -- 5,918,050 in 1995 and
            8,561,333 in 1996 ........................................        59        86
        Additional paid-in capital ...................................    13,035    45,287
        Retained earnings ............................................     1,884     2,427
                                                                         -------   -------
                Total shareholders' equity ...........................    14,978    47,800
                                                                         -------   -------
                Total liabilities and shareholders' equity ...........   $26,498   $76,683
                                                                         =======   =======


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                             YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1994        1995        1996
                                                        --------    --------    --------
Net sales ...........................................   $ 25,346    $ 36,866    $ 65,238
Cost of products sold ...............................     17,943      24,192      46,612
                                                        --------    --------    --------
                                                           7,403      12,674      18,626
Selling, general and administrative expenses ........      5,873       8,423      17,599
                                                        --------    --------    --------
Income from operations ..............................      1,530       4,251       1,027
Other income (expense):
  Interest expense ..................................       (469)       (318)     (1,407)
  Interest income ...................................       --           470         548
  Foreign currency transaction gain (loss) ..........        (16)        124        (248)
  Other income ......................................         85          98          21
                                                        --------    --------    --------
                                                            (400)        374      (1,086)
                                                        --------    --------    --------
Income (loss) before income taxes and
   extraordinary gain ...............................      1,130       4,625         (59)
Income tax expense (benefit) ........................        115       1,678        (272)
                                                        --------    --------    --------
Income before extraordinary gain ....................      1,015       2,947         213

Extraordinary gain on forgiveness of debt, net of
  applicable income taxes of $259 ...................       --          --           330
                                                        --------    --------    --------
Net income ..........................................   $  1,015    $  2,947    $    543
                                                        ========    ========    ========

Earnings per share:
  Income before extraordinary gain:
      Primary .......................................   $   0.28    $   0.53    $   0.03
                                                        ========    ========    ========
      Fully diluted .................................   $   0.28    $   0.51    $   0.03
                                                        ========    ========    ========
  Net income:
      Primary .......................................   $   0.28    $   0.53    $   0.07
                                                        ========    ========    ========
      Fully diluted .................................   $   0.28    $   0.51    $   0.07
                                                        ========    ========    ========


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                          ADDITIONAL
                                                               COMMON      PAID-IN    RETAINED
                                                   SHARES       STOCK      CAPITAL    EARNINGS       TOTAL
                                                  ---------   ---------   ---------   ---------    ---------
                                                            (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
Balance at January 1, 1994 ....................   3,000,000   $      30   $   2,192   $  (2,078)   $     144
  Shares issued for cash in initial public
    offering, net of offering expenses ........   1,650,000          17       5,216        --          5,233

  Net income ..................................        --          --          --         1,015        1,015
                                                  ---------   ---------   ---------   ---------    ---------
Balance at December 31, 1994 ..................   4,650,000          47       7,408      (1,063)       6,392
  Exercise of warrants and options, net
     of offering expenses .....................   1,268,050          12       5,627        --          5,639

  Net income ..................................        --          --          --         2,947        2,947
                                                  ---------   ---------   ---------   ---------    ---------
Balance at December 31, 1995 ..................   5,918,050          59      13,035       1,884       14,978
  Exercise of warrants and options ............      64,250           1         305        --            306
  Shares issued for cash in secondary
    public offering, net of offering
    expenses ..................................   1,677,000          17      22,175        --         22,192
  Shares issued in acquisitions of GISE,
    Simply Fresh and Deli-Bon .................     902,033           9       9,772        --          9,781

  Net income ..................................        --          --          --           543          543
                                                  ---------   ---------   ---------   ---------    ---------
Balance at December 31, 1996 ..................   8,561,333   $      86   $  45,287   $   2,427    $  47,800
                                                  =========   =========   =========   =========    =========


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1994        1995        1996
                                                               --------    --------    --------
OPERATING ACTIVITIES
Net income .................................................   $  1,015    $  2,947    $    543
Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization ..........................        252         495       1,751
    Deferred income taxes ..................................       (325)      1,406         408
    Extraordinary gain .....................................       --          --          (589)
    Changes in operating assets and liabilities:
       Receivables .........................................     (1,577)     (1,615)     (3,887)
       Inventories .........................................        668      (3,280)     (8,927)
       Prepaid expenses ....................................        (81)       (192)       (351)
       Accounts payable and accrued expenses ...............     (1,559)      3,615      (2,263)
       Income taxes payable ................................        132        (112)        (16)
                                                               --------    --------    --------
Net cash (used in) provided by operating activities ........     (1,475)      3,264     (13,331)

INVESTING ACTIVITIES
Acquisition of Deli-Bon, GISE and Simply Fresh shares,
   net of cash acquired ....................................       --          --        (2,590)
Net decrease (increase) in amounts due from shareholders ...         71          21          (3)
Purchases of property, plant, and equipment ................     (1,218)     (5,209)    (13,158)
Increase in identifiable intangible assets .................       --          --          (919)
Net increase in other assets ...............................        (72)        (14)     (1,194)
                                                               --------    --------    --------
Net cash used in investing activities ......................     (1,219)     (5,202)    (17,864)

FINANCING ACTIVITIES
Net proceeds from the issuance of stock ....................      5,233       5,639      22,498
Net (decrease) increase in short-term borrowings ...........     (1,535)      2,305       6,303
Proceeds from long-term debt ...............................       --          --         1,204
Payments of long-term debt .................................       (511)       (523)       (828)
                                                               --------    --------    --------
Net cash provided by financing activities ..................      3,187       7,421      29,177
                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents .......        493       5,483      (2,018)
Cash and cash equivalents at beginning of year .............        310         803       6,286
                                                               --------    --------    --------
Cash and cash equivalents at end of year ...................   $    803    $  6,286    $  4,268
                                                               ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid ............................................   $    473    $    289    $  1,049
                                                               ========    ========    ========
  Income taxes paid (received) .............................   $     74    $    521    $    (98)
                                                               ========    ========    ========


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The Company is in the business of growing, processing, marketing and distributing niche citrus and tropical fruit products, including chilled and canned cut fruits, citrus juices and oils and other specialty food ingredients.

    During 1996, the Company acquired Les Produits Deli-Bon Inc. (Deli-Bon), a Quebec, Canada fruit processor; Grupo Industrial Santa Engracia, S.A. de C.V.
(GISE), a Mexican citrus juice and oil processor; and Simply Fresh Fruit, Inc. (Simply Fresh), a Los Angeles, California fruit processor and distributor. See
Note 2 - Acquisitions.

     The UniMark Group, Inc. ("the Company") was incorporated in the state of Texas on January 3, 1992. During the period from January 3, 1992 (inception) through December 31, 1992, 3,000,000 shares of the Company's common stock were exchanged for the issued and outstanding common shares of UniMark Foods, Inc., which was owned by the same shareholders as the Company. Since the companies were under common control, the transaction was accounted for using historical costs. Additionally, 800 shares of common stock of UniMark International, Inc. were acquired for $800 during that same period, giving the Company an 80% interest which was increased to a 100% interest with the acquisition of the remaining 200 shares during 1994. On August 11, 1994, 1,300,950 shares of the Company's common stock were exchanged for all of the issued and outstanding common shares of Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), a Mexican corporation. The transaction was accounted for in a manner similar to a pooling-of-interests using historical costs and, accordingly, the accompanying financial statements include the accounts and operations of ICMOSA for all periods prior to the stock exchange.

    Principles of Consolidation: The consolidated financial statements include the accounts of The UniMark Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

    Foreign Operations: A significant portion of the Company's operations are located in Mexico and a significant portion of the Company's fruit is procured in Mexico. In addition, substantially all of the Company's Mexican employees are affiliated with labor unions. As is typical in Mexico, wages are renegotiated every year while other terms are negotiated every two years. Recently, Mexico has faced turbulent political and economic times. Should political unrest spread or political leadership or other causes vastly change economic conditions in Mexico, the Company's operations could be adversely affected.

    Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

    Concentration of Credit Risk: The Company manufactures and sells niche citrus and tropical fruit products, citrus juices and oils and other specialty food ingredients to customers in the foodservice and retail industries in the United States, Europe, Canada and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due within 30 days. Credit losses have been within management's expectations. A significant portion of sales is made to two customers. One customer accounted for 19.5%, 27.5% and 8.9% and another customer accounted for 18.5%, 17.6% and 8.3% of the Company's net sales for the years ended December 31, 1994, 1995 and 1996, respectively.

    Advertising Costs: The Company expenses advertising costs as incurred. Advertising expense was $108,000, $137,000 and $528,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

    Inventories: Inventories held in the United States and Canada are carried at the lower of cost or market using the first-in, first-out method. Mexican inventories are valued at the lower of cost or market using average cost.

    Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following lives:

       Building...............................................           20 years
       Machinery and equipment................................       5-12.5 years
       Transportation equipment...............................          5-7 years
       Computer equipment.....................................          4-7 years
       Office equipment.......................................         5-10 years
       Automobiles............................................          3-5 years

    The Company reviews its property, plant and equipment and other non-current assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

    Foreign Currency Transactions: The functional currency of the Company and its subsidiaries is the United States dollar. Transactions in foreign currency are recorded at the prevailing exchange rate on the day of the related transaction. Assets and liabilities denominated in foreign currency are remeasured to dollars at the prevailing exchange rate as of the balance sheet date. Exchange rate differences are reflected in the current year's operations.

    Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Earnings Per Share: Earnings per share are calculated based on the weighted average number of common and common equivalent shares outstanding during each period. In 1995, the modified treasury stock method was utilized to measure the dilutive effect of options and warrants.

    In 1994, outstanding stock options and warrants were antidilutive and the weighted average number of common shares used in this calculation was 3,642,000. In 1995 and 1996, the weighted average number of common and common equivalent shares used in the primary and fully diluted calculations were 5,609,000 and 5,805,000, and 7,643,000 and 7,645,000, respectively. For purposes of the 1995 net income per share computation, net income was adjusted for the pro forma reduction of interest expense, net of income taxes, resulting from the assumed use of warrant and option proceeds to reduce outstanding debt.

    Part of the proceeds from the Company's initial public offering were applied to retire $1,535,000 of short-term debt. Had the retirement taken place at the beginning of 1994, net income per common share for 1994 would have been $0.27, based upon a weighted average number of shares of common stock outstanding of 3,938,000.

NOTE 2  ACQUISITIONS

    On January 3, 1996, the Company acquired, in a purchase transaction, all of the outstanding shares of capital stock of Les Produits Deli-Bon, Inc. (Deli-Bon), a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. The total consideration given for the purchase of the shares included approximately (i) $787,000 in cash,
(ii) a $49,000 six month promissory note and (iii) 28,510 shares of common stock for an aggregate purchase price of $1.5 million. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of Deli-Bon since the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $303,000 and is being amortized using the straight-line method over twenty years. Accumulated amortization was $14,000 at December 31, 1996.

    On May 9, 1996, the Company acquired all of the outstanding shares of capital stock of Simply Fresh Fruit, Inc. (Simply Fresh), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of Unimark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction for an aggregate purchase price of $5.0 million. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of Simply Fresh since April 1, 1996, the effective date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $3,359,000 and is being amortized using the straight-line method over forty years. Accumulated amortization was $63,000 at December 31, 1996.

    In addition, price protection exists on the shares issued in the Deli-Bon and Simply Fresh acquisitions whereby the Company is required to issue additional shares (or cash at its discretion) to the sellers in the event of a decline in the public market value of the UniMark shares below an established level during the period in which the sellers' shares are restricted from trading.

    Also on May 9, 1996, the Company acquired all of the outstanding shares of capital stock of Grupo Industrial Santa Engracia, S.A. de C.V. (GISE), in exchange for 782,614 shares of common stock in a purchase transaction representing a purchase price of $12 million. In addition, Unimark agreed to pay up to an additional $8.0 million during the next four years if GISE achieves certain financial operating targets. GISE operates three juice plants in the heart of major citrus growing regions in Mexico. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of GISE since April 1, 1996, the effective date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $3,264,000 and is being amortized using the straight-line method over forty years. Accumulated amortization was $61,000 at December 31, 1996.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the GISE and Simply Fresh acquisitions had occurred at the beginning of each year (in thousands, except for per share amounts).

                                                                     (UNAUDITED)
                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                   1995       1996
                                                                  -------   -------
Revenue .......................................................   $62,374   $70,743
Income before extraordinary gain ..............................     4,502       649
Net income ....................................................     4,502       979
Net income per share (fully diluted) ..........................   $   .67   $   .12

    The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if acquisitions had actually taken place at the date and on the basis assumed above.

    In August, 1996, the Company commenced plant operations in Lawrence, Massachusetts after purchasing certain assets in a secured party sale from Fleet National Bank and entering into a lease agreement with Gato Realty Trust for a fruit processing facility. The Company purchased certain inventory, equipment, vehicles and intangible assets for a total cash consideration of approximately $2.4 million. In addition, the Company entered into a lease agreement for a plant facility with an initial lease term of six years and monthly rental payments of $18,000. The Company also paid initial lease costs of approximately $337,000 in cash.

NOTE 3  INVENTORIES

    Inventories consist of the following :

                                                                      DECEMBER 31,
                                                                ---------------------
                                                                  1995        1996
                                                                ---------   ---------
                                                                    (IN THOUSANDS)
                     Finished goods .........................   $   4,594   $  12,332
                     Advances to suppliers and orchards .....         703       4,134
                     Raw materials and supplies .............         885       2,945
                                                                ---------   ---------
                               Total ........................   $   6,182   $  19,411
                                                                =========   =========


NOTE 4  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                          DECEMBER 31,
                                     -------------------
                                       1995       1996
                                     --------   --------
                                        (IN THOUSANDS)
Land .............................   $    256   $  1,084
Construction in progress .........      2,243      2,775
Buildings and improvements .......      2,621      9,364
Machinery and equipment ..........      4,018     18,666
                                     --------   --------
                                        9,138     31,889
Accumulated depreciation .........      1,449      2,712
                                     --------   --------
          Total ..................   $  7,689   $ 29,177
                                     ========   ========

    Depreciation expense was $196,000, $431,000 and $1,263,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 5  IDENTIFIABLE INTANGIBLE ASSETS

    Identifiable intangible assets consist of the following:

                                                        DECEMBER 31,
                                                            1996
                                                        -------------
                                                       (IN THOUSANDS)
Covenants not to compete.............................   $   1,508
Tradename............................................         704
Other................................................         486
                                                        ---------
                                                            2,698
Less accumulated amortization........................         378
                                                        ---------
                                                        $   2,320
                                                        =========

    The covenants not to compete relate to the agreements with the former owners of acquired businesses and are being amortized on a straight-line basis over the five-year terms of the agreements. The tradename relates to the Flavor Fresh brand name and is being amortized on a straight-line basis over twenty years.

NOTE 6 SHORT-TERM BORROWINGS

    ICMOSA has a revolving line-of-credit arrangement with a bank for short-term dollar denominated debt in Mexico of up to $6.0 million collateralized by accounts receivable from export sales to Japan and inventories. This line of credit commitment, which had an outstanding balance of $5.1 million at December 31, 1996, has no scheduled maturity but is reviewed annually for renewal. In addition, ICMOSA has unsecured short-term bank loans outstanding of $3.0 million at December 31, 1996.

    GISE has a revolving line-of-credit arrangement with a bank for short-term dollar denominated debt in Mexico of up to $6.0 million collateralized by accounts receivable from export sales and inventories. This line of credit commitment, which had an outstanding balance of $3.9 million at December 31, 1996, has no scheduled maturity but is reviewed annually for renewal. GISE has additional short-term bank loans outstanding of approximately $583,000 at December 31, 1996.

    The weighted average interest rate on short-term borrowings as of December 31, 1996 was 8.6%.

NOTE 7  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                      -------------------
                                                                        1995       1996
                                                                      --------   --------
                                                                         (IN THOUSANDS)
Non-compete covenant obligations totaling $1.5 million,
 discounted at 9% .................................................   $   --     $  1,327
Note payable to bank, collateralized by plant and equipment
  in Mexico; principal and interest at 18.5% payable monthly;
  unpaid principal and interest due November 25, 2004 .............       --        1,243
Note payable to bank, collateralized by machinery and
  equipment in the United States; principal and interest at
  8.66% payable in monthly installments of $16,475;  unpaid
  principal and interest due January 1, 2002 ......................       --          800
Note payable to bank; collateralized by plant and equipment
  in Mexico; principal and interest at Libor 8% payable
  monthly; unpaid principal and interest due December 30, 2001 ....       --          759
Note payable to bank; collateralized by land and building and improvements in Mexico; principal payable semi-annually,
  interest at 13.25% to 15.5% payable monthly; unpaid
  principal due May 17, 2005 ......................................        635        546
Note payable to bank, collateralized by machinery and
  equipment in the United States; principal and interest at
  prime plus 1.5% payable in monthly installments of $6,250;
  unpaid principal and interest due May 1, 2000 ...................       --          250
Note payable to bank, collateralized by machinery and
  equipment in the United States; principal and interest at
  prime plus 1.5% payable in monthly installments of $6,250;
  unpaid principal and interest due May 15, 1999 ..................       --          145
Other notes payable ...............................................        247        376
                                                                      --------   --------
                                                                           882      5,446
Less current portion ..............................................        183      1,114
                                                                      --------   --------
                                                                      $    699   $  4,332
                                                                      ========   ========

    Certain of the loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance of the assets and timely presentation of financial information.

    All long-term debt at December 31, 1996 is U.S. dollar denominated except for $1,243,000 which is Mexican peso denominated and $91,000 which is Canadian dollar denominated.

    Based on interest rates provided by the Company's long-term debt and the floating rates provided on its short-term borrowings, the Company believes the carrying amounts of its short and long-term debt approximate their fair value.

    Maturities of long-term debt are as follows:

                                                               (IN THOUSANDS)
         1997...........................................          $ 1,114
         1998...........................................            1,094
         1999...........................................              943
         2000...........................................              921
         2001...........................................              696
         Thereafter.....................................              678
                                                                  -------
                                                                  $ 5,446
                                                                  =======

NOTE 8  RELATED PARTY TRANSACTIONS

    Effective January 2, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. Payments made pursuant to the operating agreement were $347,000 and $116,000 during the years ended December 31, 1995 and 1996, respectively. The Vaquero family owns collectively an approximate 8% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. During the five year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value.

    Effective July 1, 1995, the Company entered into a ten year operating agreement with Empacadora de Naranjas Azteca, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. During the six-month period ended June 30, 1995, Azteca co-packed approximately $1.4 million of fruit for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. Payments made pursuant to the operating agreement were $143,000 and $1,000 during the years ended December 31, 1995 and 1996, respectively. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

    The Company purchased certain of its products and services directly from Azteca and other entities affiliated with its shareholders. The receivables from related parties at December 31, 1996 is for goods purchased by the Company on behalf of IHMSA and Azteca.

    Transactions with related parties are as follows:

                                  YEAR ENDED DECEMBER 31,
                                 ------------------------
                                  1994     1995     1996
                                 ------   ------   ------
                                       (IN THOUSANDS)
          Sales ..............   $  304   $  379   $ --
                                 ======   ======   ======
          Purchases ..........   $4,704   $2,016   $ --
                                 ======   ======   ======

    In November, 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 200 hectares (494 acres) of land located in Loma Bonita, Veracruz, Mexico for the development of citrus groves. The lease commenced in December, 1995 and expires in ten years. Loma Bonita Partners is owned equally by two officers, who are also directors and shareholders of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties. Rent expense on this lease was $5,670 and $68,870 for the years ended December 31, 1995 and 1996, respectively.

    P&C Services, Inc. (P&C) is a California corporation owned by officers and management of Simply Fresh that leases the hourly plant employees to Simply Fresh. Payments made to P&C during 1996 amounted to approximately $1.0 million. The balance payable to P&C at December 31, 1996 represents non-interest bearing cash advances from P&C to Simply Fresh.

    Receivable and payable balances with related parties are as follows:

                                                                                  DECEMBER 31,
                                                                               ---------------
                                                                                1995     1996
                                                                               ------   ------
                                                                                (IN THOUSANDS)
           Accounts receivable:
             Empacadora de Naranjas Azteca, S.A. de C.V. (Azteca) ..........   $ --     $  221
             Industrias Horticolas de Montemorelos, S.A. de C.V. (IHMSA) ...       90      320
             Other .........................................................     --         91
                                                                               ------   ------
                                                                               $   90   $  632
           Accounts payable:
              P&C Services, Inc. ...........................................   $ --     $  103
             Industrias Horticolas de Montemorelos, S.A. de C.V. (IHMSA) ...     --          3
                                                                               ------   ------
                                                                               $ --     $  106
                                                                               ======   ======

    The balance due from shareholders at December 31, 1996 represents unsecured advances and unsecured notes receivable made to shareholders. These advances and notes receivable are payable on demand, and bear interest at 0% and 10%, respectively.

    The Company operates a 144 acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten year operating agreement that expires in 2000. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties.

    The Company leases its corporate office facility from a company owned by the Company's president, who is also a shareholder of the Company. Rent expense on this lease was $36,000, $36,000 and $98,250 for the years ended December 31, 1994, 1995 and 1996, respectively.

    During 1994, 1995 and 1996, the Company paid Jordaan, Howard and Pennington, PLLC amounts of $84,546, $106,145 and $299,723, respectively, for legal services rendered. Mr. Jordaan, a director of the Company, is a member of Jordaan, Howard & Pennington, PLLC.

NOTE 9  LEASES

    The Company leases buildings, various plant facilities, certain equipment and citrus groves under operating leases. The Isla plant lease is for a period of ten years, expiring in 2005, and contains a purchase option through July 1, 1998 for $850,000. The San Rafael plant lease is for a period of nine years, expiring in 2003, and contains the right of first refusal to purchase the facility at its then fair market value. The Simply Fresh plant lease is for a period of ten years, expiring in 2004, and contains a purchase option exercisable from August 15, 1996 through August 14, 1998 for $4.5 to $4.75 million. The plant lease for the Lawrence, MA facility is for an initial period of six years, expiring in 2002, and contains a purchase option exercisable during the term of the lease for the then fair market value of the property. The Company has under lease approximately 926 acres of citrus groves in Mexico for periods of ten to fifteen years expiring in 2005 and 2010.

    As described in Note 7, the Company leases its corporate office facility and a 494 acre citrus grove from related parties. The related party building lease expires in 2000, but its term may be renewed for a five-year period. The related party 494 acre citrus grove lease expires in 2005.

    Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 1996, consist of the following:

                            RELATED
                            PARTIES           OTHER          TOTAL
                            -------           -----          -----
                                          (IN THOUSANDS)
 1997.............            $189            $922          $1,111
 1998.............             189             864           1,053
 1999.............             189             796             985
 2000.............             189             806             995
 2001.............              78             667             745
 Thereafter.......             312           1,825           2,137


    Rent expense was $120,000, $670,000 and $1,159,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOTE 10  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows:

                                                             DECEMBER 31,
                                                         -------------------
                                                           1995       1996
                                                         --------   --------
                                                           (IN THOUSANDS)
     Deferred tax assets:
       Net operating loss carryforwards ..............   $   --     $  1,132
       Inventories ...................................        140        200
       Asset tax credit ..............................        111        975
       Credit available to offset Mexican tax ........       --          192
       Accrued expenses ..............................       --          156
       Other .........................................        168        171
                                                         --------   --------
     Total deferred tax assets .......................   $    419   $  2,826
                                                         ========   ========

     Deferred tax liabilities:
       Depreciation ..................................   $     40   $  2,251
       Inventories ...................................      1,726      4,003
       Other .........................................         15        156
                                                         --------   --------
     Deferred tax liabilities ........................   $  1,781   $  6,410
                                                         ========   ========

    Income before income taxes relating to operations in the United States and Mexico is as follows:

                               YEAR ENDED DECEMBER 31,
                            ----------------------------
                             1994      1995       1996
                            -------   -------    -------
                                 (IN THOUSANDS)
     United States ......   $   656   $   364    $(2,749)
     Mexico .............       474     4,261      2,690
                            -------   -------    -------
                            $ 1,130   $ 4,625    $   (59)
                            =======   =======    =======

    The components of the provision for income taxes include the following:

                                          YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                        1994        1995        1996
                                      --------    --------    --------
                                               (IN THOUSANDS)
     U.S. federal -- current ......   $    180    $    198    $   (386)
     U.S. state -- current ........         25          31         (48)
     U.S. deferred ................         36         (32)       (488)
                                      --------    --------    --------
                                           241         197        (922)
                                      --------    --------    --------
     Foreign -- current ...........       --            43         127
     Foreign -- deferred ..........       (126)      1,438         523
                                      --------    --------    --------
                                          (126)      1,481         650
                                      --------    --------    --------
                                      $    115    $  1,678    $   (272)
                                      ========    ========    ========

    Principal reconciling items from income tax computed at the U.S. statutory rate of 34% are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                         1994       1995       1996
                                                       -------    -------    -------
                                                               (IN THOUSANDS)
     Provision at 34% statutory rate ...............   $   384    $ 1,573    $   (20)
     State income tax (net of federal benefit) .....        16         21       (103)
     Permanent differences .........................      --         --         (438)
     Effect of foreign rates .......................      (287)       273          3
     Other .........................................         2         22        286
     Decrease in valuation allowance ...............      --         (211)      --
                                                       -------    -------    -------
                                                       $   115    $ 1,678    $  (272)
                                                       =======    =======    =======

    The Company has a net operating loss carryforward in the United States of $1,056,000 which expires in 2011 and in Mexico of $2,166,000 which begin to expire in 2006. The Mexican subsidiaries have asset tax credits totaling $975,000 available to offset Mexican income tax which begin to expire in 1999. One Mexican subsidiary also has a job creation credit of $192,000 available to offset income tax in Mexico, which will expire in 2006.

NOTE 11  STOCK OPTIONS

    In 1994, the Company adopted an employee stock option plan and an outside director stock option plan ("the Plans"). The Plans authorize the Board of Directors to grant options to employees and consultants of the Company and to outside directors of the Company to purchase up to 480,000 shares of common stock under the employee stock option plan and 100,000 shares for the outside directors stock option plan. The terms and the vesting period of any option granted under the Plans is fixed by the Board of Directors at the time the option is granted, provided that the exercise period may not be greater than 10 years from the date of grant. The exercise price of any option granted under the employee stock option plan shall not be less than 100% and 85% of the fair market value of the stock on the date of the grant for Incentive Stock Options and Nonstatutory Stock Options, as defined, respectively. The exercise price of any option granted under the outside directors stock option plan shall not be less than 100% of the fair market value of the stock on the date of the grant. The Company reserved 480,000 and 100,000 shares for issuance pursuant to the employee stock option plan and the outside directors stock option plan, respectively.

                                                        EMPLOYEE STOCK            OUTSIDE DIRECTORS STOCK
                                                          OPTION PLAN                  OPTION PLAN
                                                    --------------------------    ----------------------
                                                                    WEIGHTED-                   WEIGHTED-
                                                                    AVERAGE                     AVERAGE
                                                                    EXERCISE                     EXERCISE
                                                    OPTIONS          PRICE        OPTIONS        PRICE
                                                    -------       ------------    -------      ---------
          Granted during 1994...................     220,000      $   3.50         60,000      $   3.50
                                                   ---------                      -------
      Options outstanding, December 31, 1994....     220,000          3.50         60,000          3.50
          Granted...............................     163,000          4.61          7,500          7.13
          Exercised.............................      (5,000)         3.50            --          . --
                                                   ---------                      -------
      Options outstanding, December 31, 1995....     378,000          3.98         67,500          3.90
          Granted...............................      12,500         11.30          7,500         17.00
          Exercised.............................     (23,500)         3.50         (7,000)         3.50
          Forfeited.............................      (5,000)         3.50            --          . --
                                                   ---------                      -------
      Options outstanding, December 31, 1996....     362,000          4.27         68,000          5.39
                                                   =========                      =======

      Exercisable at December 31,
          1994..................................         --           .--          60,000      $   3.50
          1995..................................      50,000      $   3.50         67,500      $   3.90
          1996..................................     117,250      $   3.89         68,000      $   5.39

      Weighted-average fair value of options
      granted during the years ended:
          December 31, 1995.....................    $   1.87                     $   2.60
          December 31, 1996.....................    $   4.51                     $   6.27

Exercise prices for employee options outstanding as of December 31, 1996 ranged from $3.50 to $12.25. The weighted-average remaining contractual life of those options is 2.5 years. Exercise prices for outside directors options outstanding as of December 31, 1996 ranged from $3.50 to $17.00. The weighted-average remaining contractual life of those options is 2.3 years. All options granted under the outside directors stock option plan are immediately exercisable and the options issued to employees during 1995 and 1996 vest ratably over four years.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee and outside director stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 7.0% and 5.7%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .45 and .45; and a weighted-average expected life of the option of 3.9 and 3.5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                                           YEARS ENDED DECEMBER 31,
                                          ------------------------
                                              1995        1996
                                           ---------   ---------
     Pro forma net income ..............   $   2,872   $     419
     Pro forma earnings per share:
         Primary .......................   $    0.51   $    0.06
         Fully diluted .................   $    0.50   $    0.06

    Because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its proforma effect will not be fully reflected until 1998.

NOTE 12  CAPITAL STOCK

    On August 11, 1994, the Company completed an initial public offering of 550,000 units consisting of a total of 1,650,000 shares of its common stock and 1,100,000 Redeemable Common Stock Purchase Warrants ("the Warrants"). The Warrants were transferable separately from the common stock and entitled the holder to purchase one share of the Company's common stock at an exercise price of $4.50 per share at any time until the fifth anniversary of the offering. Commencing February 11, 1995, the Company could redeem some or all of the Warrants at a call price of $0.05 per Warrant upon 30 days prior notice when the closing bid quotation of the common stock had equaled or exceeded $6.75 for ten consecutive trading days. The Company reserved 1,100,000 shares for issuance upon the exercise of the Warrants.

    On June 8, 1995 the Company notified all registered holders of the Warrants of its intention to redeem all of the outstanding Warrants by July 21, 1995. The Company issued 1,099,990 shares of common stock on the exercise of a like amount of the Warrants with gross proceeds to the Company of $4,949,955.

    In conjunction with the initial public offering on August 11, 1994, the Company issued warrants to its underwriting representatives ("the Representatives' Warrants") to purchase up to 55,000 units consisting of a total of 165,000 shares of its common stock and 110,000 Redeemable Common Stock Purchase Warrants. The Representatives' Warrants are exercisable for a period of five years from the offering date at a price per unit of $15.00. The Company reserved 275,000 shares for issuance upon the exercise of the Representatives' Warrants and the underlying Redeemable Common Stock Purchase Warrants. During 1995, the Company issued 163,060 shares of common stock on the exercise of 32,612 Representatives' Warrants and the 65,224 underlying Redeemable Common Stock Purchase Warrants with gross proceeds to the Company of $782,688. During 1996, the Company issued 33,750 shares of common stock on the exercise of 6,750 Representatives' Warrants and the 13,500 underlying Redeemable Common Stock Purchase Warrants with gross proceeds to the Company of $162,000. At December 31, 1996 there were 15,638 Representatives' Warrants outstanding.

    On June 14, 1996, the Company completed its second public offering whereby it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the company of $22.2 million.

NOTE 13  RESTRICTIONS ON RETAINED EARNINGS

    Under Mexican Commercial Law, 5% of each year's Mexican income must be allocated to a legal reserve until such reserve reaches 20% of the Company's capital stock amounts. ICMOSA's and GISE's capital stock amounts were $2,151,000 and $1,823,000, respectively, at December 31, 1996. This reserve cannot be distributed to the shareholders except in the form of stock dividends.

    Under the terms of the U.S. line of credit agreement with a bank, the Company may not declare or pay any dividends on its shares without the bank's prior written consent.

NOTE 14  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's operations involve a single industry segment; growing, processing, marketing and distributing citrus and tropical fruit products, including chilled and canned cut fruits, citrus juices and oils, and other specialty food ingredients. Financial information, summarized by geographic location, is as follows:

                                                   UNITED STATES
                                                    AND CANADA     MEXICO   ELIMINATIONS  CONSOLIDATED
                                                    ---------    ---------  ------------  ------------
                                                                    (IN THOUSANDS)
     Year ended December 31, 1994:
        Sales to unaffiliated customers .........   $  19,101    $   6,245   $    --      $  25,346
        Transfers between geographic areas ......        --          7,574      (7,574)        --
                                                    ---------    ---------   ---------    ---------
        Total revenue ...........................   $  19,101    $  13,819   $  (7,574)   $  25,346
                                                    =========    =========   =========    =========
        Operating profit ........................   $     656    $     497   $     (23)   $   1,130
                                                    =========    =========   =========    =========
        Identifiable assets .....................   $   4,976    $   6,277   $     (77)   $  11,176
                                                    =========    =========   =========    =========
     Year ended December 31, 1995:
        Sales to unaffiliated customers .........   $  23,898    $  12,968   $    --      $  36,866
        Transfers between geographic areas ......        --         12,937     (12,937)        --
                                                    ---------    ---------   ---------    ---------
        Total revenue ...........................   $  23,898    $  25,905   $ (12,937)   $  36,866
                                                    =========    =========   =========    =========
        Operating profit ........................   $     364    $   4,410   $    (149)   $   4,625
                                                    =========    =========   =========    =========
        Identifiable assets .....................   $   9,679    $  17,165   $    (226)   $  26,618
                                                    =========    =========   =========    =========
     Year ended December 31, 1996:
        Sales to unaffiliated customers .........   $  44,118    $  21,120   $    --      $  65,238
        Transfers between geographic areas ......       2,733       24,161     (26,894)        --
                                                    ---------    ---------   ---------    ---------
        Total revenue ...........................   $  46,851    $  45,281   $ (26,894)   $  65,238
                                                    =========    =========   =========    =========
        Operating profit (loss) .................   $  (2,594)   $   2,939   $    (404)   $     (59)
                                                    =========    =========   =========    =========
        Identifiable assets .....................   $  29,132    $  39,215   $   8,336    $  76,683
                                                    =========    =========   =========    =========

NOTE 15  EXTRAORDINARY GAIN

    In July, 1996, the Mexican government enacted a new program, Acuerdo Para El Financiamiento del Sector Attropecuario y Pesquero ("FINAPE"), whereby certain agricultural and commercial enterprises were eligible for a one time reduction in their existing debt obligations with Mexican banks as a means of stimulating the economy and supporting the Mexican banking system. Pursuant to the provisions of FINAPE, GISE obtained a reduction in its debt principal with Banamex of $4,000,000 pesos or approximately US $532,000.

    In August, 1996, the Mexican government enacted a second program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME"), of debt reduction for other commercial enterprises. Pursuant to the provisions of FOPIME, ICMOSA obtained a reduction in its debt principal with Union de Credito Allende of approximately US $57,000.

    Provisions for Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on these gains from debt forgiveness.

NOTE 16  SUBSEQUENT EVENTS

    In February, 1997, the Company entered into a revolving credit agreement with Rabobank Nederland to provide up to $8.5 million in short-term financing collateralized by US finished goods inventories and US accounts receivable. The agreement is guaranteed by the Company and its US subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank.

    In March, 1997, the Company purchased a warehouse and distribution facility located in McAllen, Texas for a total cash consideration of approximately $1.2 million. In connection therewith, the Company entered into a construction loan agreement with Texas State Bank for approximately $2.1 million collateralized by the property and improvements and guaranteed by the Company. The Company plans on expending approximately $1.6 million on capital improvements to the property with operations to commence from the property in July, 1997.

    Subsequent to year end, the previous owners of Simply Fresh Fruit, Inc. requested that the common stock price protection provisions of the May 9, 1996 acquisition agreement be satisfied by the Company. The Company had previously issued 90,909 shares of its common stock in consideration of $1.5 million of the acquisition purchase price. The actual number of additional shares to be issued by the Company has yet to be determined.

NOTE 17  COMMITMENTS

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The Company estimates that this project will require capital expenditures of $4.7 million in 1997. The total capital requirements for the project is estimated to be approximately $27.0 million over the next four years. Presently, the Company is exploring various financing alternatives for this project.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in the Company's 1997 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in the Company's 1997 Proxy Statement. Information in the section and subsection titled "Report of the UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

    The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers", "Compensation of Directors" and "Certain Transactions" in the Company's 1997 Proxy Statement.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (1)  FINANCIAL STATEMENTS:

       See Index to Financial Statements (Item 8).

  (2)  FINANCIAL STATEMENT SCHEDULES:

       All schedules have been omitted since they are either not applicable or the information is contained elsewhere in "Item 8. Financial Statements and Supplementary Data."

    (3)  EXHIBITS

  NUMBER
  EXHIBIT                      EXHIBIT
  -------                      -------
    3.1      Articles of Incorporation of The UniMark Group, Inc., as
             amended(1)

    3.2      Amended and Restated Bylaws of The UniMark Group, Inc.(1)

    3.3      Articles of Exchange of The UniMark Group, Inc.(1)

    4.1      Specimen Stock Certificate(1)

    10.1     The UniMark Group, Inc. 1994 Employee Stock Option Plan(1)

    10.2     The UniMark Group, Inc. 1994 Stock Option Plan for Directors(1)

    10.3 Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de
             C.V.(1)

    10.4     Citrus Grove Lease Agreement(1)

    10.5     Asset Operating Agreement between the Registrant and Industrias
             Horticolas de Montemorelos, S.A. de C.V.(2)

    10.6     Lease agreement among Hector Gerardo Castagne Maitret, Carlos
             Courturier Arellano, Mauro Alberto Salazar Rangel, Miguel Angel
             Salazar Rangel, Alejandrina Trevino Garcia, Gerardo Trevino
             Garcia, Jorge Maitret and Industrias Citricolas de Montemorelos,
             S.A. de C.V.(2)

    10.7     Contract of Purchase and Sale between Empacadora Tropifrescos,
             Sociedad Anonima de Capital Variable and Industrias Citricolas de
             Montemorelos, S.A. de C.V.(2)

    10.8     Lease Agreement between Industrias Citricolas de Montemorelos,
             S.A. de C.V. and Valpak, S.A. de C.V. dated July 1, 1995(3)

    10.9     Asset Operating Agreement between Industrial Citricolas de
             Montemorelos, S.A. de C.V. and Empacadora de Naranjas Azteca, S.A.
             de C.V. dated July 1, 1995(3)

    10.10    Contract for Operation, Administration, and Purchase and Sale of
             Fruit between Industrial Citricolas de Montemorelos, S.A. de C.V.
             and Mr. Jorge Croda Manica ("Las Tunas") dated July 1, 1995(3)

    10.11    Lease Contract between Industrial Citricolas de Montemorelos, S.A.
             de C.V. and Mr. Mauro Alberto Salazar Rangel and Mr. Miguel Angel
             Salazar Rangel ("Huerta Loma Bonita") dated 1995(3)

    10.12    Unilateral Recognition of Indebtedness and Granting of Revolving
             Collateral between Industrial Citricolas de Montemorelos, S.A. de
             C.V. and Rabobank Curacao N.V. dated September 20, 1995(3)

    10.13    Amended and Restated Stock Purchase Agreement among The UniMark
             Group, Inc., 9029-4315 Quebec Inc., Michel Baribeau and Gestion
             Michel Baribeau Inc. dated January 3, 1996(4)

    10.14    Lease Agreement between Loma Bonita Partners and UniMark Foods,
             Inc. dated November 28, 1995(3)

    10.15    Lease Agreement between The UniMark Group, Inc. and Grosnez
             Partners dated January 1, 1996(3)

    10.16    Rural Property Sublease Agreement between Industrial Citricolas de
             Montemorelos, S.A. de C.V. and Lorenzo Uruiza Lopez dated October
             23, 1995(3)

    10.17    Purchase Agreement between Industrial Citricolas de Montemorelos,
             S.A. de C.V. and Jose Enrique Alfonso Perez Rodriquez dated
             October 23, 1995(3)

    10.18 Stock Purchase Agreement between The UniMark Group, Inc. and the stockholders of Grupo Industrial Santa Engracia dated April 30,
             1996(6)

    10.19    Stock Purchase Agreement between The UniMark Group, Inc., UniMark
             Foods, Inc., Sam Perricone Children's Trust 1972, Sam Perricone and Mark Strongin dated May 9, 1996(6)

    10.20    Employment Agreement by and between Grupo Industrial Santa
             Engracia, S.A. de C.V. and Ing Jose Ma. Martinez Brohez dated as of May 9, 1996(7)

    10.21    Lease Agreement by and among Ralphs Grocery Company, Simply Fresh
             Fruit, Inc. and Davalon Sales, Inc. dated as of March 1, 1994(7)

    10.22    Revolving Credit Agreement by and among UniMark Foods, Inc., The
             UniMark Group, Inc., UniMark International, Inc., Simply Fresh
             Fruit, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank
             B.A. dated February 12, 1997. (9)

    10.23    Supply Contract between The Coca-Cola Export Corporation and Grupo
             Industrial Santa Engracia, S.A. de C.V. dated October 7, 1996. (9)

    11       Statement regarding computation of per share earnings (9)

    21       Subsidiaries of the Registrant (7)

    23       Consent of Ernst & Young LLP(9)

    27       Financial Data Schedule (9)

---------------------

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended, SEC Registration No. 33-78352-D.

(2) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(3) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995.

(4) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated January 16, 1995.

(5) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 10, 1996.

(7) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended, SEC Registration No. 333-3539.

(8) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(9) Filed herewith.

    (4)   REPORTS ON FORM 8-K

    The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 The UniMark Group, Inc.
                                                      (Registrant)

                                      By:        /s/  Jorn Budde
                                         --------------------------------------
                                                     Jorn Budde
                                          President and Chief Executive Officer

Dated:  March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

                   SIGNATURE                           TITLE                          DATE
    ---------------------------------       -----------------------------------    -----------------
    /s/  Jorn Budde                         President, Chief Executive              March  27, 1997
    ---------------------------------        Officer and Director
    Jorn Budde                               (Principal Executive Officer)


    /s/  Rafael Vaquero Bazan               Chief Operating Officer and             March  27, 1997
    ---------------------------------        Director
    Rafael Vaquero Bazan

    /s/  Keith Ford                         Vice-president -- Finance,
    ---------------------------------        Secretary and Treasurer  (Principal
    Keith Ford                              Financial and Accounting Officer)       March  27, 1997


    /s/  Edward A. Stone                    Director                                March  27, 1997
    ---------------------------------
    Edward A. Stone


    /s/  Eduardo Vaquero Bazan              Director                                March  27, 1997
    ---------------------------------
    Eduardo Vaquero Bazan


    /s/  Pedro Vaquero Garcia               Director (Honorary Chairman)            March  27, 1997
    ---------------------------------
    Pedro Vaquero Garcia


    /s/  Fernando Camacho Casas             Director                                March  27, 1997
    ---------------------------------
    Fernando Camacho Casas


    /s/  Jakes Jordaan                      Director                                March  27, 1997
    ---------------------------------
    Jakes Jordaan

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
    10.22    Revolving Credit Agreement by and among UniMark Foods, Inc., The
             UniMark Group, Inc., UniMark International, Inc., Simply Fresh
             Fruit, Inc. and Cooperative Centrale Raiffeisen-Boerenleenbank
             B.A. dated February 12, 1997.

    10.23    Supply Contract between The Coca-Cola Export Corporation and Grupo
             Industrial Santa Engracia, S.A. de C.V. dated October 7, 1996.

    11       Statement regarding computation of per share earnings

    23       Consent of Ernst & Young LLP

    27       Financial Data Schedule