Form 10-Q
period 1997-03-31
UNIMARK GROUP INC
filed 1997-05-15
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

MARK (ONE)
      [X]        Quarterly Report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       or

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

         As of May 13, 1997, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value:  8,583,833 shares

                                     INDEX


                                                                                                PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 1996 and March 31, 1997 ...........................................      3
          Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 1996 and 1997..............................      4
          Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1996 and 1997..............................      5
          Notes to Condensed Consolidated Financial Statements - March 31, 1997.............      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................................      7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................      12


SIGNATURES..................................................................................      12

                            THE UNIMARK GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,         MARCH 31,
                                                                     1996               1997
                                                                  ------------        -----------
                                                                    (NOTE 2)          (UNAUDITED)
                              ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .          $4,268             $3,795
  Accounts receivable -- trade, net of allowance of $142 in
    1996 and $211 in 1997 . . . . . . . . . . . . . . . . . .           9,244             10,881
  Accounts receivable -- other  . . . . . . . . . . . . . . .             703                519
  Receivable from related parties . . . . . . . . . . . . . .             687                736
  Inventories . . . . . . . . . . . . . . . . . . . . . . . .          19,411             25,608
  Income and value added taxes receivable . . . . . . . . . .           1,418              2,391
  Deferred income taxes . . . . . . . . . . . . . . . . . . .             196                196
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .             771                799
                                                                      -------            -------
     Total current assets                                              36,698             44,925
Property, plant and equipment, net of accumulated depreciation
  of $2,712 in 1996 and $3,309 in 1997  . . . . . . . . . . .          29,177             30,239
Deferred income taxes . . . . . . . . . . . . . . . . . . . .             373                373
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . .           6,787              6,742
Identifiable intangible assets  . . . . . . . . . . . . . . .           2,320              2,245
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .           1,328              2,126
                                                                      -------            -------
     Total assets . . . . . . . . . . . . . . . . . . . . . .         $76,683            $86,650
                                                                      =======            =======
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . . . .         $12,604            $16,421
  Current portion of long-term debt . . . . . . . . . . . . .           1,114                992
  Accounts payable  . . . . . . . . . . . . . . . . . . . . .           4,572              6,088
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . .           2,108              2,553
  Deferred income taxes . . . . . . . . . . . . . . . . . . .           3,915              4,232
                                                                      -------            -------
     Total current liabilities  . . . . . . . . . . . . . . .          24,313             30,286
Long-term debt, less current portion  . . . . . . . . . . . .           4,332              8,888
Deferred income taxes . . . . . . . . . . . . . . . . . . . .             238                238
Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 8,561,333 in
    1996 and 8,583,833 In 1997  . . . . . . . . . . . . . . .              86                 86
  Additional paid-in capital  . . . . . . . . . . . . . . . .          45,287             45,366
  Retained earnings . . . . . . . . . . . . . . . . . . . . .           2,427              1,786
                                                                      -------            -------
     Total shareholders' equity . . . . . . . . . . . . . . .          47,800             47,238
                                                                      -------            -------
     Total liabilities and shareholders' equity . . . . . . .         $76,683            $86,650
                                                                      =======            =======


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                       1996               1997
                                                       ----               ----
                                                       (IN THOUSANDS, EXCEPT FOR
                                                          PER SHARE AMOUNTS)
Net sales . . . . . . . . . . . . . . . . . . . .    $11,278             $17,275
Cost of products sold . . . . . . . . . . . . . .      7,197              11,855
                                                     -------             -------
                                                       4,081               5,420
Selling, general and administrative expenses  . .      2,739               5,822
                                                     -------             -------
Income (loss) from operations . . . . . . . . . .      1,342                (402)
Other income (expense):
  Interest expense  . . . . . . . . . . . . . . .       (104)               (543)
  Interest income . . . . . . . . . . . . . . . .        184                 102
  Foreign currency transaction gain (loss)  . . .        (51)                209
  Other . . . . . . . . . . . . . . . . . . . . .          3                   4
                                                     -------             -------
                                                          32                (228)
                                                     -------             -------
Income (loss) before income taxes . . . . . . . .      1,374                (630)
Income tax expense  . . . . . . . . . . . . . . .        458                  11
                                                     -------             -------
Net income (loss)   . . . . . . . . . . . . . . .    $   916             $  (641)
                                                     =======             =======



Net income (loss) per share:
  Primary . . . . . . . . . . . . . . . . . . . .    $  0.14             $ (0.07)
                                                     =======             =======
  Fully diluted . . . . . . . . . . . . . . . . .    $  0.14             $ (0.07)
                                                     =======             =======

                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                           1996            1997
                                                                           ----            ----
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)   . . . . . . . . . . . . . . . . . . . . .            $    916        $  (641)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . .                 238            778
  Deferred income taxes . . . . . . . . . . . . . . . . . . .                 531            317
  Changes in operating assets and liabilities:
    Receivables . . . . . . . . . . . . . . . . . . . . . . .              (2,881)        (2,475)
    Inventories . . . . . . . . . . . . . . . . . . . . . . .              (1,180)        (6,197)
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . .                  79            (28)
    Payables and accrued expenses . . . . . . . . . . . . . .                (320)         1,961
                                                                          -------        -------
Net cash used in operating activities . . . . . . . . . . . .              (2,617)        (6,285)

INVESTING ACTIVITIES
Acquisition of Deli-Bon shares  . . . . . . . . . . . . . . .              (1,050)            --
Purchases of property, plant and equipment  . . . . . . . . .              (1,884)        (1,659)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (104)          (859)
                                                                          -------        -------
Net cash used in investing activities . . . . . . . . . . . .              (3,038)        (2,518)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock  . . . . . . . . .                 504             79
Net increase in short-term borrowings . . . . . . . . . . . .                 714          7,817
Proceeds from long-term debt  . . . . . . . . . . . . . . . .                  --          1,291
Payments of long-term debt  . . . . . . . . . . . . . . . . .                (146)          (857)
                                                                          -------        -------
Net cash provided by financing activities . . . . . . . . . .               1,072          8,330
                                                                          -------        -------
Net decrease in cash and cash equivalents . . . . . . . . . .              (4,583)          (473)
Cash and cash equivalents at beginning of period  . . . . . .               6,286          4,268
                                                                          -------        -------
Cash and cash equivalents at end of period  . . . . . . . . .             $ 1,703        $ 3,795
                                                                          =======        =======

                            See accompanying notes.

                           THE  UNIMARK  GROUP,  INC.

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1  -  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements at March 31, 1997, and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K incorporated herein by reference. The results of operations for the three months ended March 31, 1997 and for the year ended December 31, 1996 are not necessarily indicative of future financial results.

NOTE  2  -  YEAR END FINANCIAL STATEMENT

The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE  3  -  EARNINGS PER SHARE

Earnings per share was calculated based on the weighted average number of common and common equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1996 of $.01 and to have no effect on primary earnings per share for the first quarter ended March 31, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

NOTE  4  -  INVENTORIES

Inventories consist of the following:

                                                DECEMBER 31,         MARCH 31,
                                                    1996               1997
                                                ------------         ---------
                                                         (IN THOUSANDS)
Finished goods:
    Cut fruits  . . . . . . . . . . . . . .        $10,536             $12,391
    Juice and oils  . . . . . . . . . . . .          1,796               3,612
                                                   -------             -------
                                                    12,332              16,003
Advances to suppliers and orchards  . . . .          4,134               5,625
Raw materials and supplies  . . . . . . . .          2,945               3,980
                                                   -------             -------
                                                   $19,411             $25,608
                                                   =======             =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual consolidated results of the UniMark Group, Inc. ("UniMark" or the "Company") could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation: growth and integration of new businesses; uncertainty of new product development and market acceptance of new products; dependence upon availability and price of fresh fruit; competition; dependence upon significant customers; seasonality and quarterly fluctuations; risk related to product liability and recall; limited intellectual property protection; government regulation; dependence on key management; economic, political and social conditions in Mexico; exchange rate fluctuations and inflation; and labor relations and costs. These factors are listed under "Risk Factors" in the Company's Registration Statement on Form S-1, Registration No. 333-3539, as filed with the Securities and Exchange Commission on June 14, 1996.


CONVERSION TO U.S. GAAP

  The Company conducts substantially all of its operations through its wholly owned operating subsidiaries: UniMark Foods, Inc., UniMark International, Inc., Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"), Agromark, S.A. de C.V. ("Agromark"), Simply Fresh Fruit, Inc. ("Simply Fresh") and Les Produits Deli-Bon, Inc. ("Deli-Bon"). ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating seven citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants. Agromark is a Mexican corporate entity under which the Company's agricultural projects are reported. ICMOSA, GISE and Agromark maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's, GISE's and Agromark's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles and is subject to Canadian income tax laws.

  Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -------------------
                                                        1996       1997
                                                        ----       ----
Net sales . . . . . . . . . . . . . . . . . . .        100.0%      100.0%
Cost of products sold . . . . . . . . . . . . .         63.8        68.6
                                                      ------      ------
Gross profit  . . . . . . . . . . . . . . . . .         36.2        31.4
Selling, general and administrative
 expenses   . . . . . . . . . . . . . . . . . .         24.3        33.7
                                                      ------      ------
Income (loss) from operations . . . . . . . . .         11.9        (2.3)
Other income (expense):
    Interest expense  . . . . . . . . . . . . .         (0.9)       (3.1)
    Interest income . . . . . . . . . . . . . .          1.6         0.6
    Other   . . . . . . . . . . . . . . . . . .         (0.4)        1.2
                                                      ------      ------
Income (loss) before income taxes . . . . . . .         12.2        (3.6)
Income tax expense  . . . . . . . . . . . . . .          4.1         0.1
                                                      ------      ------
Net income (loss)   . . . . . . . . . . . . . .          8.1%       (3.7)%
                                                      ======      ======


Three Months Ended March 31, 1996 and 1997

  Net sales increased 53.1% from $11.3 million in 1996 to $17.3 million in 1997. This increase was primarily due to increases in foodservice sales, growth in retail sales and citrus juice and oil sales. Foodservice sales increased from $684,000 in 1996 to $5.7 million in 1997. This increase was primarily a result of the acquisition of Simply Fresh and the addition of new customers. Also, effective March 31, 1996, the Company acquired GISE, a citrus juice and oil processor in Mexico. Citrus juice and oil sales totaled $1.3 million in 1997. Retail sales increased 78% from $3.7 million in 1996 to $6.6 million in 1997 and warehouse club sales increased 47% from $1.7 million in 1996 to $2.5 million in 1997 primarily as a result of increased distribution and demand for the Company's chilled fruit product line.

  The increase in net sales was adversely impacted by a decline in sales of the Company's specialty food ingredient products in the Japanese market. Sales to Japan decreased from $4.6 million in 1996 to $0.9 million in 1997 primarily as a result of decreased demand in Japan for the Company's specialty food
ingredient products.   The Company believes that this decrease in demand is due
to a decline in sales of the Japanese products containing the Company's specialty food ingredients and resulting higher than anticipated inventory levels of the Company's specialty food ingredients held by distributors in Japan. Although the Company anticipates a decline in comparative sales of its specialty food ingredient products to Japan during the second quarter of 1997, the Company anticipates an increase in comparative quarterly sales during the remainder of 1997. In addition, the Company believes there are significant opportunities in the Japanese market for frozen citrus and tropical fruit products because such products do not contain additives or preservatives, an important feature for entry into the Japanese market.

  Gross profit as a percentage of net sales decreased from 36.2% in 1996 to 31.4% in 1997. Gross profit on cut fruit sales decreased from 36.2% in 1996 to 31.8% in 1997 while gross profit on citrus juice and oil sales was 26.1% in 1997. The decline in gross profit on cut fruit sales resulted primarily from increased processing costs due to, among other things, lower than anticipated production volume resulting from the decline in Japanese sales, increased raw materials costs and operational inefficiencies associated with the continuing integration of the Company's new facilities into its existing operations. Although the loss of Japanese production volume adversely impacted the Company's first quarter 1997 operating results, the Company is taking affirmative steps to replace the lost production volume. In addition, the Company believes that the integration of its newly acquired United States production facilities with its existing operations will be completed in 1997.

  Gross profit on citrus juice and oil sales in 1997 were adversely affected by
lower than expected   market prices and increased costs of inventories.  Frozen
concentrate orange juice futures prices have remained depressed as a result of favorable production forecasts from Brazil and Florida. In addition, the Company experienced increased fruit prices and reduced production yields as a result of the drought in northern Mexico in the summer of 1996. While the Company's increased costs of inventories adversely impacted operations in the first quarter of 1997, citrus juice and oil operating profits are anticipated to improve over the remainder of 1997 because of improved raw material costs.

  Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 24.3% in 1996 to 33.7% in 1997. This increase is primarily the result of lower than anticipated sales to Japan, limited orange juice sales and increased general and administrative expenses associated with recent acquisitions.

  Sales of the Company's specialty food ingredient products are facilitated through independent Japanese trading companies primarily on an FOB ICMOSA plant basis. Therefore, the Company does not typically incur delivery costs and sales commissions with respect to these sales. Consequently, the decrease in sales to Japan adversely impacted SG&A as a percentage of sales during the first quarter of 1997. Further, SG&A as a percentage of sales was adversely impacted by limited sales of orange juice during the first quarter of 1997. Although no assurances can be given, the Company anticipates that improvements in sales of orange juice during the remainder of 1997 should positively impact SG&A as a percentage of sales. Also, SG&A as a percentage of sales was adversely impacted by increases in general and administrative costs associated with the Company's recent acquisitions. Presently, the Company is consolidating and integrating administrative and accounting functions associated with its recent United States acquisitions. Although no assurances can be given, this restructuring is expected to positively impact SG&A in the second half of 1997.

  Interest expense increased from 0.9% of net sales in 1996 to 3.1% in 1997. Actual interest expense increased from $104,000 in 1996 to $543,000 in 1997. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and distribution centers.

  Interest income of $184,000 was earned in 1996 and $102,000 in 1997 primarily from the temporary cash investment of excess cash balances.

  A foreign currency transaction net loss of $51,000 in 1996 and a net gain of $209,000 in 1997 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

  As a result of the foregoing, the Company reported a net loss of $641,000 in 1997 while reporting net income of $916,000 in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1997, cash and cash equivalents totaled $3.8 million, a decrease of $0.5 million from year end 1996. During 1997, operating activities utilized cash of $6.3 million primarily to finance a $6.2 million increase in inventories and to finance a $1.6 million increase in trade accounts receivable. The increase in inventories is the result of seasonal citrus processing in Mexico and lower than expected juice sales. Trade receivables have increased largely a result of the increased cut fruit sales volume in 1997.

  During 1997, UniMark utilized cash of $2.5 million in investing activities. Of this amount, $1.7 million was expended on property, plant and equipment In March, 1997, the Company purchased a warehouse and distribution facility located in McAllen, Texas for a total cash consideration of approximately $1.2 million. In connection therewith, the Company entered into a construction loan agreement with Texas State Bank for approximately $2.1 million collateralized by the property and improvements and guaranteed by the Company. The Company plans on expending approximately $1.6 million on capital improvements to the property with operations to commence from the property in July, 1997.

  The Company's financing activities provided net cash of $7.8 million from additional short-term borrowings and $1.3 million from borrowings under the warehouse construction loan, while cash was utilized to make regularly scheduled payments of long-term debt of $857,000 in 1997.

  The Company received cash proceeds of $1.0 million from additional unsecured short-term borrowings from Bancrecer in Mexico. In connection therewith, the Company renegotiated the renewal term of its outstanding $4.0 million of unsecured debt with Bancrecer from three months to eighteen months.

  In February, 1997, the Company entered into a revolving credit agreement with Rabobank Nederland to provide up to $8.5 million in short-term financing collateralized by U.S. finished goods inventories and U.S. accounts receivable. The agreement is guaranteed by the Company and its U.S. subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At March 31, 1997, the Company had an outstanding loan balance of $4.8 million under this agreement.

  In April, 1997, the Company entered into two additional revolving credit agreements with Rabobank Nederland to provide up to an aggregate amount of $15.0 million in short-term financing collateralized by Mexico finished goods inventories and Mexico accounts receivable. The agreement is guaranteed by the Company and its Mexico subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At March 31, 1997, the Company had outstanding loan balances aggregating $11.3 million under these agreements.

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


A.       Exhibits
         27      Financial Data Schedule

B.       Reports on Form 8-K
                 None





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE UNIMARK GROUP, INC.
                                     -----------------------
                                            Registrant



Date:    May 13, 1997                  /s/  Jorn Budde
        -----------------            ----------------------------------------
                                         Jorn Budde, President
                                      (Principal Executive Officer)


Date:     May 13, 1997                  /s/  Keith Ford
        ------------------           ----------------------------------------
                                        Keith Ford, Vice President
                                      (Principal Accounting Officer)

                              INDEX  TO  EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION
-------          ---------------------------------------------------------------
   27            Financial Data Schedule