Form 10-Q
period 1997-06-30
UNIMARK GROUP INC
filed 1997-08-14
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

MARK (ONE)
      [X]        Quarterly Report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

                                       or

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

                As of August 11, 1997, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value:  8,583,833 shares

                                     INDEX



                                                                                                 PAGE
 PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
             December 31, 1996 and June 30, 1997................................................   3
          Condensed Consolidated Statements of Operations for the Three Months
            and Six Months Ended June 30, 1996 and 1997.........................................   4
          Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1996 and 1997.....................................   5
          Notes to Condensed Consolidated Financial Statements - June 30, 1997..................   6

 Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations......................................................   8

 PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                                        16


 SIGNATURES                                                                                        16


                            THE UNIMARK GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                               DECEMBER 31,         JUNE 30,
                                                                                                  1996               1997
                                                                                              --------------     -------------
                                                                                                 (NOTE 2)          (UNAUDITED)
                                                   ASSETS
                     Current assets:
                       Cash and cash equivalents . . . . . . . . . . . . . . . . .                $4,268             $1,292
                       Accounts receivable -- trade, net of allowance of $142 in
                         1996 and $249 in 1997 . . . . . . . . . . . . . . . . . .                 9,244              9,835
                       Accounts receivable -- other  . . . . . . . . . . . . . . .                   703                514
                       Receivable from related parties . . . . . . . . . . . . . .                   687                755
                       Inventories . . . . . . . . . . . . . . . . . . . . . . . .                19,411             32,620
                       Income and value added taxes receivable . . . . . . . . . .                 1,418              2,348
                       Deferred income taxes . . . . . . . . . . . . . . . . . . .                   196                196
                       Prepaid expenses  . . . . . . . . . . . . . . . . . . . . .                   771              1,052
                                                                                              --------------     -------------
                          Total current assets                                                    36,698             48,612
                     Property, plant and equipment, net of accumulated depreciation
                       of $2,712 in 1996 and $3,924 in 1997  . . . . . . . . . . .                29,177             34,185
                     Deferred income taxes . . . . . . . . . . . . . . . . . . . .                   373                373
                     Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,787              6,697
                     Identifiable intangible assets  . . . . . . . . . . . . . . .                 2,320              2,150
                     Other assets  . . . . . . . . . . . . . . . . . . . . . . . .                 1,328              2,485
                                                                                              --------------     -------------
                          Total assets . . . . . . . . . . . . . . . . . . . . . .               $76,683            $94,502
                                                                                              ==============     =============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                     Current liabilities:
                       Short-term borrowings . . . . . . . . . . . . . . . . . . .               $12,604            $26,086
                       Current portion of long-term debt . . . . . . . . . . . . .                 1,114                955
                       Accounts payable  . . . . . . . . . . . . . . . . . . . . .                 4,572              3,629
                       Accrued expenses  . . . . . . . . . . . . . . . . . . . . .                 2,108              3,728
                       Deferred income taxes . . . . . . . . . . . . . . . . . . .                 3,915              4,198
                                                                                              --------------     -------------
                          Total current liabilities  . . . . . . . . . . . . . . .                24,313             38,596
                     Long-term debt, less current portion  . . . . . . . . . . . .                 4,332              8,680
                     Deferred income taxes . . . . . . . . . . . . . . . . . . . .                   238                238
                     Shareholders' equity:
                       Common stock, $0.01 par value:
                         Authorized shares - 20,000,000
                         Issued and outstanding shares - 8,561,333 in
                         1996 and 8,583,833 in 1997  . . . . . . . . . . . . . . .                    86                 86
                       Additional paid-in capital  . . . . . . . . . . . . . . . .                45,287             45,366
                       Retained earnings . . . . . . . . . . . . . . . . . . . . .                 2,427              1,536
                                                                                              --------------     -------------
                          Total shareholders' equity . . . . . . . . . . . . . . .                47,800             46,988
                                                                                              --------------     -------------
                          Total liabilities and shareholders' equity . . . . . . .               $76,683            $94,502
                                                                                              ==============     =============


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                                  1996             1997          1996             1997
                                                ------------  ------------     ------------  ------------
                                                             (In thousands, except per share data)

Net sales                                       $   18,673  $    19,784         $   29,951   $    37,059
Cost of products sold                               12,324       12,691             19,521        24,546
                                                ----------  -----------         ----------   -----------
                                                     6,349        7,093             10,430        12,513

Selling, general and administrative                  4,643        6,589              7,382        12,411
expenses
                                                ----------  -----------         ----------   -----------
Income from operations                               1,706          504              3,048           102

Other income (expense):
  Interest expense                                    (551)        (749)              (655)       (1,292)
  Interest income                                      114           52                298           154
  Foreign currency transaction loss                    (70)        (286)              (121)          (77)
  Other                                                (10)           8                 (7)           12
                                                ----------  -----------         ----------   -----------
                                                      (517)        (975)              (485)       (1,203)
                                                ----------  -----------         ----------   -----------
Income (loss) before income taxes                    1,189         (471)             2,563        (1,101)
Income tax expense (benefit)                           (37)         (82)               421           (71)
                                                ----------  -----------         ----------   -----------
Income (loss) before extraordinary gain              1,226         (389)             2,142        (1,030)

Extraordinary gain on forgiveness of debt,
  net of applicable income taxes of $109               --           139                --            139
                                                ----------  -----------         ----------   -----------
Net income (loss)                               $    1,226  $      (250)        $    2,142   $      (891)
                                                ==========  ===========         ==========   ===========

Earnings (loss) per share:
  Income (loss) before extraordinary item:
      Primary                                   $     0.17  $     (0.05)        $     0.32   $     (0.12)
                                                ==========  ===========         ==========   ===========
      Fully diluted
                                                $     0.17  $     (0.05)        $     0.32   $     (0.12)
                                                ==========  ===========         ==========   ===========
  Net income (loss):
      Primary                                   $     0.17  $     (0.03)        $     0.32   $     (0.10)
                                                ==========  ===========         ==========   ===========
      Fully diluted                             $     0.17  $     (0.03)        $     0.32   $     (0.10)
                                                ==========  ===========         ==========   ===========


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                               -----------------------------
                                                                                   1996             1997
                                                                               ------------     ------------
                                                                                        (IN THOUSANDS)

          OPERATING ACTIVITIES
          Net income (loss)   . . . . . . . . . . . . . . . . . . . . .        $    2,142            $  (891)
          Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation and amortization . . . . . . . . . . . . . . .               669              1,599
            Deferred income taxes . . . . . . . . . . . . . . . . . . .               646                283
            Changes in operating assets and liabilities:
              Receivables . . . . . . . . . . . . . . . . . . . . . . .            (3,355)            (1,400)
              Inventories . . . . . . . . . . . . . . . . . . . . . . .            (4,669)           (13,209)
              Prepaid expenses  . . . . . . . . . . . . . . . . . . . .              (187)              (281)
              Payables and accrued expenses . . . . . . . . . . . . . .               243                677
                                                                               ------------     ------------
          Net cash used in operating activities . . . . . . . . . . . .            (4,511)           (13,222)

          INVESTING ACTIVITIES
          Acquisition of Deli-Bon, GISE and Simply Fresh shares . . . .            (2,900)                --
          Purchases of property, plant and equipment  . . . . . . . . .            (4,494)            (6,220)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (357)            (1,284)
                                                                               ------------     ------------
          Net cash used in investing activities . . . . . . . . . . . .            (7,751)            (7,504)

          FINANCING ACTIVITIES
          Net proceeds from issuance of common stock  . . . . . . . . .            22,901                 79
          Net increase (decrease) in short-term borrowings  . . . . . .              (402)            17,482
          Proceeds from long-term debt  . . . . . . . . . . . . . . . .                --              1,798
          Payments of long-term debt  . . . . . . . . . . . . . . . . .              (156)            (1,609)
                                                                               ------------     ------------
          Net cash provided by financing activities . . . . . . . . . .            22,343             17,750

          Net increase (decrease) in cash and cash equivalents  . . . .            10,081             (2,976)
          Cash and cash equivalents at beginning of period  . . . . . .             6,286              4,268
                                                                               ------------     ------------
          Cash and cash equivalents at end of period  . . . . . . . . .          $ 16,367           $  1,292
                                                                               ============     ============

                            See accompanying notes.

                           THE  UNIMARK  GROUP,  INC.

           NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1  -  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements at June 30, 1997, and for the three month and six month periods ended June 30, 1996 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K incorporated herein by reference. The results of operations for the six months ended June 30, 1997 and for the year ended December 31, 1996 are not necessarily indicative of future financial results.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1996 of $.01 and to have no effect on primary earnings per share for the second quarter ended June 30, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

NOTE  4  -  INVENTORIES

Inventories consist of the following:

                                                                DECEMBER 31,     JUNE 30,
                                                                    1996          1997
                                                                       (IN THOUSANDS)
                                                                ------------   -------------
                Finished goods:
                    Cut fruits  . . . . . . . . . . . . . .        $10,536         $15,506
                    Juice and oils  . . . . . . . . . . . .          1,796           7,560
                                                                ------------   -------------
                                                                    12,332          23,066
                Advances to suppliers and orchards  . . . .          4,134           5,850
                Raw materials and supplies  . . . . . . . .          2,945           3,704
                                                                ------------   -------------
                                                                   $19,411         $32,620
                                                                ============   =============

NOTE  4  -  GAIN ON FORGIVENESS OF DEBT

In May, 1997, ICMOSA retired certain outstanding long-term debt with Union de Credito Allende, a Mexican credit union, at a discount of 50%. The discount was granted pursuant to a Mexican government program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME") and through the participation of Nacional Financiera ("NAFINSA"), a Mexican development bank, to help provide liquidity to the Mexican credit unions. The debt reduction
amounted to $2.0 million pesos or approximately US $248,000.   Provisions for
Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on this gain from debt forgiveness.



NOTE  5  -  RELATED PARTY TRANSACTIONS

Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. Since, under the terms of the operating agreement, UniMark would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. In May, 1997, IHMSA retired its outstanding debt with Union de Credito Allende at a discount of 50% through programs available in Mexico for debt reduction. At June 30, 1997, advances to IHMSA of $915,000 are included in other assets.

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

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:


                                               THREE MONTHS                 SIX MONTHS
                                              ENDED JUNE 30,              ENDED JUNE 30,
                                             1996         1997           1996        1997
                                           ------------------------------------------------
Net sales                                    100.0%       100.0%         100.0%       100.0%
Cost of products sold                         66.0         64.2           65.2         66.2
                                            ------       ------         ------       ------
Gross profit                                  34.0         35.8           34.8         33.8
Selling, general and administrative
  expenses                                    24.9         33.3           24.6         33.5
                                            ------       ------         ------       ------

Income from operations                         9.1          2.5           10.2          0.3
Other income (expense):
Interest expense                              (2.9)        (3.8)          (2.2)        (3.5)
Interest income                                0.6          0.3            1.0          0.4
Foreign currency transaction gain (loss)      (0.4)        (1.4)          (0.4)        (0.2)
                                            ------       ------         ------       ------
                                              (2.7)        (4.9)          (1.6)        (3.3)
                                            ------       ------         ------       ------
Income (loss) before income taxes              6.4         (2.4)           8.6         (3.0)
Income tax expense (benefit)                  (0.2)        (0.4)           1.4          0.2
                                            ------       ------         ------       ------
Income (loss) before extraordinary gain        6.6         (2.0)           7.2         (2.8)
Extraordinary gain, net of income tax           --          0.7             --          0.4
                                            ------       ------         ------       ------
Net income (loss)                              6.6%        (1.3)%          7.2%        (2.4)%
                                            ======       =======        ======       =======


Three Months Ended June 30, 1996 and 1997

  Net sales increased 5.9% from $18.7 million in 1996 to $19.8 million in 1997 despite significant decreases in sales to Japan and citrus juice and oil sales. This increase was primarily due to increases in retail sales, foodservice sales and club sales. Retail sales increased 71.2% from $3.9 million in 1996 to $6.7 million in 1997. Foodservice sales increased 54.7% from $4.1 million in 1996 to $6.3 million in 1997 while warehouse club sales increased 51.7% from $2.1 million in 1996 to $3.2 million in 1997. These increases are primarily the result of increased distribution and demand for the Company's chilled fruit product line as well as the expansion of the company's product line including canned fruit, frozen fruit and fresh pineapple.

  The increase in net sales was adversely impacted by a decline in sales of the Company's specialty food ingredient products in the Japanese market. Sales to Japan decreased from $2.4 million in 1996 to $421,000 in 1997 primarily as a result of decreased demand in Japan for the Company's specialty food ingredient
products.   The Company believes that this decrease in demand is due to a decline in sales of the Japanese products containing the Company's specialty food ingredients and resulting higher than anticipated inventory levels of the Company's specialty food ingredients held by distributors in Japan. Although the Company experienced a decline in comparative sales of its specialty food ingredient products to Japan during the second quarter of 1997, the Company anticipates an increase in comparative quarterly sales during the remainder of 1997. Present indications are that inventory levels in Japan have been reduced. Base upon present indications from Japan, the Company anticipates selling approximately $5.5 million of specialty food ingredient products to Japan during the 1997-98 citrus processing season. Regular shipments to Japan are expected to resume in the fourth quarter of this year. In addition, the Company has delivered its first container of IQF product to Japan for evaluation. The Company believes there are significant opportunities in the Japanese market for frozen citrus and tropical fruit products because such products do not contain additives or preservatives, an important feature for entry into the Japanese market.

  The increase in net sales was also adversely impacted by a 46.8% decline in citrus juice and oil sales from $5.0 million in 1996 to $2.6 million in 1997. Citrus juice and oil sales were less than expected due to unexpected delays in shipments to significant customers in Florida. These shipments were temporarily delayed until a certification process was completed and a certain ratio juice could be supplied. Shipments on existing contracts to supply approximately 7.0 million pounds solid of frozen concentrate orange juice to these Florida customers began the last week of June and are expected to be completed in the third quarter of 1997.

  Gross profit as a percentage of net sales increased from 34.0% in 1996 to 35.9% in 1997. Gross profit on cut fruit sales increased from 35.2% in 1996 to 36.4% in 1997 while gross profit on citrus juice and oil sales increased from 30.8% in 1996 to 32.4% in 1997. The increase in gross profit on cut fruit sales resulted from the product sales mix and decreased processing costs.

    Gross profit on cut fruit sales in 1997 were adversely impacted by lower than anticipated production volume resulting from the decline in Japanese sales and operational inefficiencies associated with the integration of the Company's new facilities into its existing operations. Although the loss of Japanese production volume adversely impacted the Company's second quarter 1997 operating results, the Company is taking affirmative steps to replace the lost production volume.

  The Company has implemented significant changes in the operations of its United States production facilities to reduce costs and improve profitability and continues to evaluate and assess further changes to improve operational efficiency.

  Gross profit on citrus juice and oil sales in 1997 were adversely affected by
lower than expected   market prices but benefited from improved raw material
costs. Frozen concentrate orange juice futures prices have remained depressed and the Company does not expect favorable improvement over the remainder of 1997.

  Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 24.9% in 1996 to 33.3% in 1997. This increase is primarily the result of lower than anticipated sales to Japan, limited orange juice sales and increased general and administrative expenses associated with recent acquisitions.

  Sales of the Company's specialty food ingredient products are facilitated through independent Japanese trading companies primarily on an FOB ICMOSA plant basis. Therefore, the Company does not typically incur delivery costs and sales commissions with respect to these sales. Consequently, the decrease in sales to Japan adversely impacted SG&A as a percentage of sales during the second quarter of 1997. Further, SG&A as a percentage of sales was adversely impacted by limited sales of orange juice during the second quarter of 1997. Although no assurances can be given, the Company anticipates that improvements in sales of orange juice during the remainder of 1997 should positively impact SG&A as a percentage of sales. Also, SG&A as a percentage of sales was adversely impacted by increases in general and administrative costs associated with the Company's recent acquisitions. During the second quarter of 1997, the Company completed consolidating and integrating the administrative and accounting functions associated with its recent United States acquisitions. Although no assurances can be given, this restructuring is expected to positively impact SG&A in the second half of 1997.

  Interest expense increased from 2.9% of net sales in 1996 to 3.8% in 1997. Actual interest expense increased from $551,000 in 1996 to $749,000 in 1997. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and distribution centers.

  Interest income of $114,000 was earned in 1996 and $52,000 in 1997 primarily from the temporary cash investment of excess cash balances.

  A foreign currency transaction net loss of $70,000 in 1996 and $286,000 in 1997 resulted primarily from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP.

  Income taxes.   A consolidated income tax benefit of $37,000 in 1996 and
$82,000 in 1997 resulted from the recognition of future benefits from tax losses generated.

  Extraordinary gain. In May, 1997, ICMOSA retired certain outstanding long-term debt with Union de Credito Allende, a Mexican Federal credit union, at a discount of 50%. The discount was granted pursuant to a Mexican government program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME") and through the participation of Nacional Financiera ("NAFINSA"), a Mexican development bank, to help provide liquidity to the Mexican Federal credit unions. The debt reduction amounted to approximately
$2.0 million pesos or approximately US $248,000.   Provisions for Mexican
income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on this gain from debt forgiveness.

  As a result of the foregoing, the Company reported a net loss of $250,000 in 1997 while reporting net income of $1.2 million in 1996.

Six Months Ended June 30, 1996 and 1997

  Net sales increased 23.7% from $30.0 million in 1996 to $37.1 million in 1997. This increase was primarily due to increases in foodservice sales, retail sales and club sales. Foodservice sales increased 152.5% from $4.7 million in 1996 to $12.0 million in 1997. Retail sales increased 75.7% from $7.6 million in 1996 to $13.3 million in 1997 and warehouse club sales increased 50.7% from $3.8 million in 1996 to $5.7 million in 1997. These increases were positively impacted primarily by the Company's acquisition of Simply Fresh effective March 31, 1996 and the addition of new customers, particularly in the Northeast U.S. in August, 1996.

  The increase in net sales was adversely impacted by a decline in sales of the Company's specialty food ingredient products in the Japanese market. Sales to Japan decreased from $7.0 million in 1996 to $1.3 million in 1997 primarily as a result of decreased demand in Japan for the Company's specialty food
ingredient products.   The Company believes that this decrease in demand is due
to a decline in sales of the Japanese products containing the Company's specialty food ingredients and resulting higher than anticipated inventory levels of the Company's specialty food ingredients held by distributors in Japan. Although the Company experienced a decline in comparative sales of its specialty food ingredient products to Japan during the first half of 1997, the Company anticipates an increase in comparative quarterly sales during the remainder of 1997. Present indications are that inventory levels in Japan have been reduced. Base upon present indications from Japan, the Company anticipates selling approximately $5.5 million of specialty food ingredient products to Japan during the 1997-98 citrus processing season. Regular shipments to Japan are expected to resume in the fourth quarter of this year. In addition, the Company has delivered its first container of IQF product to Japan for evaluation. The Company believes there are significant opportunities in the Japanese market for frozen citrus and tropical fruit products because such products do not contain additives or preservatives, an important feature for entry into the Japanese market.

  The increase in net sales was also adversely impacted by a 20.3% decline in citrus juice and oil sales from $5.0 million in 1996 to $3.9 million in 1997. The Company acquired GISE, a citrus juice and oil processor in Mexico effective March 31, 1996, therefore the 1996 sales amount represents only three months of operations. Citrus juice and oil sales were less than expected due to unexpected delays in shipments to significant customers in Florida. These shipments were temporarily delayed until a certification process was completed and a certain ratio juice could be supplied. Shipments on existing contracts to supply approximately 7.0 million pounds solid of frozen concentrate orange juice to these Florida customers began the last week of June and are expected to be completed in the third quarter of 1997.

  Gross profit as a percentage of net sales decreased from 34.8% in 1996 to 33.8% in 1997. Gross profit on cut fruit sales decreased from 35.6% in 1996 to 34.2% in 1997 while gross profit on citrus juice and oil sales decreased from 30.8% in 1996 to 30.3% in 1997. The decline in gross profit on cut fruit sales resulted primarily from increased processing costs due to, among other things, lower than anticipated production volume resulting from the decline in Japanese sales, fluctuations in raw materials costs and operational inefficiencies associated with the integration of the Company's new facilities into its existing operations. Although the loss of Japanese production volume adversely impacted the Company's 1997 operating results, the Company is taking affirmative steps to replace the lost production volume.

  The Company has implemented significant changes in the operations of its United States production facilities to reduce costs and improve profitability and continues to evaluate and assess further changes to improve operational efficiency.

  Gross profit on citrus juice and oil sales in 1997 were adversely affected by
lower than expected   market prices but benefited from improved raw material
costs. Frozen concentrate orange juice futures prices have remained depressed and the Company does not expect favorable improvement over the remainder of 1997.

  Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 24.6% in 1996 to 33.5% in 1997. This increase is primarily the result of lower than anticipated sales to Japan, limited orange juice sales and increased general and administrative expenses associated with recent acquisitions.

  Sales of the Company's specialty food ingredient products are facilitated through independent Japanese trading companies primarily on an FOB ICMOSA plant basis. Therefore, the Company does not typically incur delivery costs and sales commissions with respect to these sales. Consequently, the decrease in sales to Japan adversely impacted SG&A as a percentage of sales during the first half of 1997. Further, SG&A as a percentage of sales was adversely impacted by limited sales of orange juice during the first half of 1997. Although no assurances can be given, the Company anticipates that improvements in sales of orange juice during the remainder of 1997 should positively impact SG&A as a percentage of sales. Also, SG&A as a percentage of sales was adversely impacted by increases in general and administrative costs associated with the Company's recent acquisitions. During the second quarter of 1997, the Company completed consolidating and integrating the administrative and accounting functions associated with its recent United States acquisitions. Although no assurances can be given, this restructuring is expected to positively impact SG&A in the second half of 1997.

  Interest expense increased from 2.2% of net sales in 1996 to 3.5% in 1997. Actual interest expense increased from $655,000 in 1996 to $1.3 million in 1997. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and distribution centers.

  Interest income of $298,000 was earned in 1996 and $154,000 in 1997 primarily from the temporary cash investment of excess cash balances.

  A foreign currency transaction net loss of $121,000 in 1996 and $77,000 in 1997 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

  Income taxes.   The consolidated provision for income taxes was an expense of
$421,000 in 1996 and a benefit of $71,000 in 1997. The tax benefit resulted from the recognition of future benefits from tax losses generated.

  Extraordinary gain. In May, 1997, ICMOSA retired certain outstanding long-term debt with Union de Credito Allende, a Mexican Federal credit union, at a discount of 50%. The discount was granted pursuant to a Mexican government program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME") and through the participation of Nacional Financiera ("NAFINSA"), a Mexican development bank, to help provide liquidity to the Mexican Federal credit unions. The debt reduction amounted to
approximately $2.0 million pesos or approximately US $248,000.   Provisions for
Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on this gain from debt forgiveness.

  As a result of the foregoing, the Company reported a net loss of $891,000 in 1997 while reporting net income of $2.1 million in 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997, cash and cash equivalents totaled $1.2 million, a decrease of $3.0 million from year end 1996. During 1997, operating activities utilized cash of $13.2 million primarily to finance a $13.2 million increase in inventories. The increase in inventories is the result of lower than expected juice sales and seasonal citrus processing in Mexico.

  At June 30, 1997, the Company had approximately 11 million pounds solid of FCOJ in finished goods inventory of which approximately 6 million pounds solid had been committed under existing contracts for delivery by the end of August, 1997. The Company anticipates completing this seasons orange juice production in the middle of August and to begin early production of next seasons crop by the middle of November. The Company expects to maintain approximately 2 million pounds solid of this seasons FCOJ inventory for blending with next seasons early orange crop. In addition, the Company has just completed its citrus processing season in Mexico and has processed and stored quantities of grapefruit and orange sufficient to supply its growing sales demand until the next processing season. The Company's inventory levels are anticipated to decline over the remainder of 1997.

  During 1997, UniMark utilized cash of $7.5 million in investing activities. Of this amount, $6.2 million was expended on property, plant and equipment and $1.3 million was expended on other assets. In March, 1997, the Company purchased a warehouse and distribution facility located in McAllen, Texas for a total cash consideration of approximately $1.2 million. In connection therewith, the Company entered into a construction loan agreement with Texas State Bank for approximately $2.1 million collateralized by the property and improvements and guaranteed by the Company. The Company plans on expending approximately $1.6 million on capital improvements to the property with operations to commence from the property in August, 1997. Also during 1997, the Company expended $3.5 million on plant facilities and improvements and equipment in Mexico.

  Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. Since, under the terms of the operating agreement, UniMark would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. In May, 1997, IHMSA retired its outstanding debt with Union de Credito Allende at a discount of 50% through programs available in Mexico for debt reduction. At June 30, 1997, advances to IHMSA of $915,000 are included in other assets.

  The Company's financing activities provided net cash of $17.5 million from additional short-term borrowings and $1.8 million from borrowings under the warehouse construction loan, while cash was utilized to reduce long-term debt by $1.6 million in 1997.

  The Company received cash proceeds of $1.0 million from additional unsecured short-term borrowings from Bancrecer in Mexico. In connection therewith, the Company renegotiated the renewal term of its outstanding $4.0 million of unsecured debt with Bancrecer from three months to eighteen months.

  In February, 1997, the Company entered into a revolving credit agreement with Rabobank Nederland to provide up to $8.5 million in short-term financing collateralized by U.S. finished goods inventories and U.S. accounts receivable. The agreement is guaranteed by the Company and its U.S. subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At June 30, 1997, the Company had an outstanding loan balance of $6.1 million under this agreement. Although no assurances can be given, the Company anticipates renewing the above revolving credit agreement with Rabobank when it expires on December 1, 1997.

  In April, 1997, the Company entered into two additional revolving credit agreements with Rabobank Nederland to provide up to an aggregate amount of $15.0 million in short-term financing collateralized by Mexico finished goods inventories and Mexico accounts receivable. The agreement is guaranteed by the Company and its Mexico subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At June 30, 1997, the Company had outstanding loan balances aggregating $11.7 million under these agreements.

  In May, 1997, the Company entered into a loan agreement with Rabobank Nederland to provide up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations. The loan is collateralized by land and improvements and equipment in Mexico. The agreement is guaranteed by the Company and its Mexico subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At June 30, 1997, the Company had an outstanding loan balance of $6.0 million under this agreement. Although no assurances can be given, the Company anticipates extending the term of this bridge loan when it expires on September 30, 1997, until the terms and conditions of permanent long-term financing can be arranged.

  In May, 1997, ICMOSA retired approximately $500,000 of outstanding long-term debt with Union de Credito Allende, a Mexican credit union, at a discount of 50%. The discount was granted pursuant to a Mexican government program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME") and through the participation of Nacional Financiera ("NAFINSA"), a Mexican development bank, to help provide liquidity to the Mexican credit unions.

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


                                       THE  UNIMARK  GROUP,  INC.
                                       ---------------------------
                                              Registrant



 Date:      August 13, 1997             /s/  Jorn Budde
         ----------------------         ----------------------------
                                         Jorn Budde, President
                                       (Principal Executive Officer)


 Date:      August 13, 1997             /s/  Keith Ford
         ----------------------         --------------------------------
                                        Keith Ford, Vice President
                                       (Principal Accounting Officer)

                              INDEX  TO  EXHIBITS


                         EXHIBIT
                         NUMBER                           DESCRIPTION
                      ---------------  ----------------------------------------------------
                           27            Financial Data Schedule