Form 10-Q
period 1997-09-30
UNIMARK GROUP INC
filed 1997-11-14
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
       [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       or

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
                                             ---    ---
           As of November 12, 1997, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 8,598,833 shares

                                    I N D E X


                                                                                               PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets,
            December 31, 1996 and September 30, 1997........................................    3

         Condensed Consolidated Statements of Operations for the Three Months
           and Nine Months Ended September 30, 1996 and 1997................................    4

         Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1996 and 1997............................    5

         Notes to Condensed Consolidated Financial Statements - September 30, 1997..........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................    8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................    15


SIGNATURES..................................................................................    16

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31, SEPTEMBER 30,
                                                                     1996         1997
                                                                   --------     ---------
                                                                   (NOTE 2)    (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents.....................................  $  4,268     $  4,051
   Accounts receivable -- trade, net of allowance of $142 in
      1996 and $285 in 1997......................................     9,244       11,596
   Accounts receivable -- other..................................       703          642
   Receivable from related parties...............................       687          832
   Inventories...................................................    19,411       32,138
   Income and value added taxes receivable.......................     1,418        2,098
   Deferred income taxes.........................................       196          196
   Prepaid expenses..............................................       771        1,377
                                                                   --------     --------
         Total current assets                                        36,698       52,930
Property, plant and equipment, net of accumulated depreciation
   of $2,712 in 1996 and $4,503 in 1997..........................    29,177       36,385
Deferred income taxes............................................       373          373
Goodwill.........................................................     6,787        6,651
Identifiable intangible assets...................................     2,320        2,088
Other assets.....................................................     1,328        2,459
                                                                   --------     --------
         Total assets............................................  $ 76,683     $100,886
                                                                   ========     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings.........................................   $12,604      $32,743
   Current portion of long-term debt.............................     1,114        1,087
   Accounts payable..............................................     4,572        2,939
   Accrued expenses..............................................     2,108        3,987
   Deferred income taxes.........................................     3,915        4,242
                                                                   --------     --------
         Total current liabilities...............................    24,313       44,998
Long-term debt, less current portion.............................     4,332        9,114
Deferred income taxes............................................       238          238
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 8,561,333 in 1996
        and 8,598,833 in 1997....................................        86           86
   Additional paid-in capital....................................    45,287       45,419
   Retained earnings.............................................     2,427        1,031
                                                                   --------     --------
         Total shareholders' equity..............................    47,800       46,536
                                                                   ========     ========
         Total liabilities and shareholders' equity..............   $76,683     $100,886
                                                                   ========     ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                    ----------------------      ----------------------
                                                      1996          1997          1996          1997
                                                    --------      --------      --------      --------
                                                          (In thousands, except per share data)
Net sales.........................................  $ 14,970      $ 21,982      $ 44,921      $ 59,041
Cost of products sold.............................    11,345        14,859        30,866        39,405
                                                    --------      --------      --------      --------
                                                       3,625         7,123        14,055        19,636

Selling, general and administrative expenses......     4,406         6,532        11,788        18,943
                                                    --------      --------      --------      --------
Income (loss) from operations.....................      (781)          591         2,267           693

Other income (expense):
    Interest expense..............................      (344)         (964)         (999)       (2,256)
    Interest income...............................       177            48           475           202
    Foreign currency transaction loss.............       (71)         (270)         (192)         (347)
    Other.........................................         8            20             1            32
                                                    --------      --------      --------      --------
                                                        (230)       (1,166)         (715)       (2,369)
                                                    --------      --------      --------      --------
Income (loss) before income taxes and
    extraordinary item............................    (1,011)         (575)        1,552        (1,676)
Income tax expense (benefit)......................      (333)          (70)           88          (141)
                                                    --------      --------      --------      --------
Income (loss) before extraordinary gain...........      (678)         (505)        1,464        (1,535)

Extraordinary gain on forgiveness of debt,
  net of applicable income taxes..................       330          --             330           139
                                                    --------      --------      --------      --------

Net income (loss).................................  $   (348)     $   (505)     $  1,794      $ (1,396)
                                                    ========      ========      ========      ========

Earnings (loss) per share:
   Income (loss) before extraordinary item:
        Primary...................................  $  (0.08)     $  (0.06)     $   0.20      $  (0.16)
                                                    ========      ========      ========      ========
        Fully diluted.............................  $  (0.08)     $  (0.06)     $   0.20      $  (0.16)
                                                    ========      ========      ========      ========
    Net income (loss):
        Primary...................................  $  (0.04)     $  (0.06)     $   0.24      $  (0.16)
                                                    ========      ========      ========      ========
        Fully diluted.............................  $  (0.04)     $  (0.06)     $   0.24      $  (0.16)
                                                    ========      ========      ========      ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
                                                                                1996          1997
                                                                              --------      --------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) .........................................................   $  1,794      $ (1,396)
Adjustments to reconcile net income (loss) to net cash used in  operating activities:
    Depreciation and amortization..........................................      1,231         2,436
    Deferred income taxes..................................................      1,059           327
    Extraordinary gain.....................................................       (589)         (248)
    Changes in operating assets and liabilities:
       Receivables.........................................................     (3,220)       (3,116)
       Inventories.........................................................     (7,189)      (12,727)
       Prepaid expenses....................................................       (240)         (606)
       Payables and accrued expenses.......................................     (2,578)          246
                                                                              --------      --------
Net cash used in operating activities......................................     (9,732)      (15,084)

INVESTING ACTIVITIES
Acquisition of Deli-Bon, GISE and Simply Fresh shares......................     (2,919)          --
Purchases of property, plant and equipment.................................     (8,154)       (8,999)
Intangibles and other assets...............................................     (1,473)       (1,408)
                                                                              --------      --------
Net cash used in investing activities......................................    (12,546)      (10,407)

FINANCING ACTIVITIES
Net proceeds from sale of common stock.....................................     22,788           132
Net increase (decrease) in short-term borrowings...........................       (531)       24,139
Proceeds from long-term debt...............................................        324         2,549
Payments of long-term debt.................................................       (591)       (1,546)
                                                                              --------      --------
Net cash provided by financing activities..................................     21,990        25,274
                                                                              --------      --------

Net decrease in cash and cash equivalents..................................       (288)         (217)
Cash and cash equivalents at beginning of period...........................      6,286         4,268
                                                                              ========      ========
Cash and cash equivalents at end of period.................................   $  5,998      $  4,051
                                                                              ========      ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements at September 30, 1997, and for the three month and nine month periods ended September 30, 1996 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of future financial results.

NOTE  2  -  YEAR END FINANCIAL STATEMENT

The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE  3  -  EARNINGS PER SHARE

Earnings per share calculations are based on the weighted average number of common and common equivalent (when dilutive) shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. This is not expected to impact the primary net loss per share calculations for the quarterly periods ended September 30, 1996 and 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

NOTE  4  -  INVENTORIES

Inventories consist of the following:

                                      DECEMBER 31,   SEPTEMBER 30,
                                          1996            1997
                                      ------------   -------------
                                            (In thousands)
Finished goods:
    Cut fruits ......................   $10,536         $17,050
    Juice and oils ..................     1,796           4,478
                                        -------         -------
                                         12,332          21,528
Advances to suppliers and orchards ..     4,134           6,166
Raw materials and supplies ..........     2,945           4,444
                                        -------         -------
                                        $19,411         $32,138
                                        =======         =======

NOTE  5  -  GAIN ON FORGIVENESS OF DEBT

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

NOTE  6  -  RELATED PARTY TRANSACTIONS

Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. Since, under the terms of the operating agreement, UniMark would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. In May, 1997, IHMSA retired its outstanding debt with Union de Credito Allende at a discount of 50% through programs available in Mexico for debt reduction. At September 30, 1997, advances to IHMSA of $915,000 are included in other assets.

NOTE  7  -  SHORT-TERM BORROWINGS

In April, 1997, the Company entered into two new revolving line-of-credit agreements with a bank for short-term dollar denominated debt in Mexico of up to $16.0 million collateralized by accounts receivable from export sales and finished goods inventories. The agreements are guaranteed by the Company and its Mexico subsidiaries and require the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At September 30, 1997, the Company had outstanding loan balances aggregating $13.8 million under these agreements which have no scheduled maturity but are reviewed annually for renewal. In October, 1997 the aggregate amount available under these agreements was reduced by $1.0 million to facilitate a $1.0 million increase in the amount available under the Company's US line-of-credit with the same bank.

In May, 1997, the Company entered into a loan agreement with a bank for short-term dollar denominated debt in Mexico of up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations. This loan is collateralized by land and improvements and equipment in Mexico. The agreement is guaranteed by the Company and its Mexico subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At September 30, 1997, the Company had an outstanding loan balance of $10.0 million under this agreement. This agreement, which originally was to mature on September 30, 1997, has been extended to December 31, 1997.

NOTE 8 - SUBSEQUENT EVENTS

The Mexican peso exchange rate with the U.S. dollar was Ps 7.807 at September 30, 1997. Subsequent to September 30, 1997, the Mexican peso suffered a significant devaluation compared to that quarter-end rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Statements contained in herein that are not historical facts are forward-looking statements ("forward-looking statements") within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created by those sections. In addition, such forward-looking statements may be contained in filings made by the Company with the Securities and Exchange Commission, or press releases or oral statements made from time to time by or with the approval of an authorized executive officer of the Company. Such forward-looking statements are necessarily estimates reflecting the best judgment of the Company's management based upon current information and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, growth and integration of new businesses; uncertainty of new product development and market acceptance of new products; dependence upon availability and price of fresh fruit; competition; dependence upon significant customers; seasonality and quarterly fluctuations; risk related to product liability and recall; limited intellectual property protection; government regulation; dependence on key management; economic, political and social conditions in Mexico; exchange rate fluctuations and inflation; and labor relations and costs. These factors are listed under "Risk Factors" in the Company's Registration Statement on Form S-1, Registration No. 333-3539, as filed with the Securities and Exchange Commission on June 14, 1996. These risks, uncertainties and other factors should not be construed as exhaustive and the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

CONVERSION TO U.S. GAAP

     The Company conducts substantially all of its operations through its wholly owned operating subsidiaries: UniMark Foods, Inc., UniMark International, Inc., Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"), Agromark, S.A. de C.V. ("Agromark"), Simply Fresh Fruit, Inc. ("Simply Fresh") and Les Produits Deli-Bon, Inc ("Deli-Bon"). ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating seven citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants. Agromark is a Mexican corporate entity under which the Company's agricultural projects are reported. ICMOSA, GISE and Agromark maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's, GISE's and Agromark's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles and is subject to Canadian income tax laws.

     Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:


                                                         Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                         1996           1997            1996           1997
                                                        ------         ------          ------         ------
Net sales                                                100.0 %       100.0 %          100.0%        100.0 %
Cost of products sold                                     75.8          67.6             68.7          66.7
                                                         -----         -----            -----         -----
Gross profit                                              24.2          32.4             31.3          33.3
Selling, general and administrative expenses              29.4          29.7             26.3          32.1
                                                         -----         -----            -----         -----
Income (loss) from operations                             (5.2)          2.7              5.0           1.2
Other income (expense):
    Interest expense                                      (2.3)         (4.4)            (2.2)         (3.8)
    Interest income                                        1.2           0.2              1.1           0.3
    Foreign currency transaction loss                     (0.5)         (1.2)            (0.4)         (0.6)
    Other                                                  0.1           0.1               --           0.1
                                                         -----         -----            -----         -----
                                                          (1.5)         (5.3)            (1.5)         (4.0)
                                                         -----         -----            -----         -----
Income (loss) before income taxes and
    extraordinary item                                    (6.7)         (2.6)             3.5          (2.8)
Income tax expense (benefit)                              (2.2)         (0.3)             0.2          (0.2)
                                                         -----         -----            -----         -----
Income (loss) before extraordinary item                   (4.5)         (2.3)             3.3          (2.6)
Extraordinary item, net of applicable income taxes         2.2            --              0.7           0.2
                                                         -----         -----            -----         -----
Net income (loss)                                         (2.3)%        (2.3)%            4.0%         (2.4)%
                                                         =====         =====            =====         =====


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    Net sales increased 46.8% from $15.0 million in 1996 to $22.0 million in 1997. This increase was primarily due to increases in retail sales, foodservice sales, club sales and citrus juice and oil sales. Retail sales increased 61.5% from $3.8 million in 1996 to $6.2 million in 1997. Foodservice sales increased 21.1% from $5.2 million in 1996 to $6.4 million in 1997 while warehouse club sales increased 60.8% from $1.8 million in 1996 to $2.9 million in 1997. These increases are primarily the result of increased distribution and demand for the Company's chilled fruit product line as well as the expansion of the Company's product line including canned fruit, frozen fruit and fresh pineapple.

    The increase in net sales was also positively impacted by a 121.2% increase in citrus juice and oil sales from $2.5 million in 1996 to $5.6 million in 1997. This increase is primarily the result of significant customers in Florida taking delivery of product under existing contracts.

    Gross profit as a percentage of net sales increased from 24.2% in 1996 to 32.4% in 1997. Gross profit on cut fruit sales increased from 26.0% in 1996 to 37.4% in 1997 while gross profit on citrus juice and oil sales increased from 15.6% in 1996 to 17.8% in 1997. The increase in gross profit on cut fruit sales resulted from the product sales mix and decreased processing costs. The increase in gross profit on citrus juice and oil sales resulted from decreased processing costs in excess of declining market sales prices.

    The Company has implemented significant changes in the operations of its United States production facilities to reduce costs and improve profitability and continues to evaluate and assess further changes to improve operational efficiency. Effective the first week of September, 1997, the Company ceased all production activity at its Lawrence, Massachusetts plant transferring this production volume to its more efficient Mexican facilities.

    Gross profit on citrus juice and oil sales were adversely affected by lower than expected market prices but benefited from improved raw material costs. Frozen concentrate orange juice futures prices have remained depressed and the Company does not expect favorable improvement over the remainder of 1997.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 29.4% in 1996 to 29.7% in 1997. This increase is primarily the result of increased selling expenses associated with the increased sales volume.

    Interest expense increased from 2.3% of net sales in 1996 to 4.4% in 1997. Actual interest expense increased from $344,000 in 1996 to $964,000 in 1997. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and distribution centers.

    Interest income of $177,000 was earned in 1996 and $48,000 in 1997 primarily from the temporary cash investment of excess cash balances.

     A foreign currency transaction net loss of $71,000 in 1996 and $270,000 in 1997 resulted primarily from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. A consolidated income tax benefit of $333,000 in 1996 and $70,000 in 1997 resulted from the recognition of future benefits from tax losses generated.

    Extraordinary gain. In 1996, the Company reported a net gain of $330,000 from the forgiveness of certain existing debt obligations with Mexican banks pursuant to Mexican government programs to stimulate the economy and support the banking system. No such gain was reported in 1997.

    As a result of the foregoing, the Company reported a net loss of $505,000 in 1997 and $348,000 in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

    Net sales increased 31.4% from $44.9 million in 1996 to $59.0 million in 1997. This increase was primarily due to increases in foodservice sales, retail sales, club sales and citrus juice and oil sales. Foodservice sales increased 83.5% from $10.0 million in 1996 to $18.3 million in 1997. Retail sales increased 70.9% from $11.4 million in 1996 to $19.5 million in 1997 and warehouse club sales increased 54.0% from $5.6 million in 1996 to $8.6 million in 1997. These increases were positively impacted primarily by the Company's acquisition of Simply Fresh effective March 31, 1996 and the addition of new customers, particularly in the Northeast U.S. in August, 1996.

    The increase in net sales was adversely impacted by a decline in sales of the Company's specialty food ingredient products in the Japanese market. Sales to Japan decreased from $7.0 million in 1996 to $1.7 million in 1997 primarily as a result of decreased demand in Japan for the Company's specialty food ingredient products. The Company believes that this decrease in demand is due to a decline in sales of the Japanese products containing the Company's specialty food ingredients and resulting higher than anticipated inventory levels of the Company's specialty food ingredients held by distributors in Japan. Present indications are that inventory levels in Japan have been reduced. Based upon present indications from Japan, the Company anticipates selling approximately $5.0 million of specialty food ingredient products to Japan during the 1997-98 citrus processing season. Shipments to Japan are expected to resume in the fourth quarter of this year. In addition, the Company has delivered IQF product to Japan and the United Kingdom for evaluation. The Company believes there are significant opportunities in the Japanese and United Kingdom markets for frozen citrus and tropical fruit products.

    The increase in net sales was also positively impacted by a 27.3% increase in citrus juice and oil sales from $7.5 million in 1996 to $9.5 million in 1997. The Company acquired GISE, a citrus juice and oil processor in Mexico effective March 31, 1996, therefore the 1996 sales amount represents only six months of operations compared with nine months of operations in 1997.

    Gross profit as a percentage of net sales increased from 31.3% in 1996 to 33.3% in 1997. Gross profit on cut fruit sales increased from 32.4% in 1996 to 35.2% in 1997 while gross profit on citrus juice and oil sales decreased from 25.7% in 1996 to 23.0% in 1997. The increase in gross profit on cut fruit sales resulted primarily from the sales mix and improved production efficiencies. Gross profit on cut fruit sales was adversely affected from the decline in Japanese sales. Although the loss of Japanese production volume adversely impacted the Company's 1997 operating results, the Company is taking affirmative steps to replace the lost production volume. In addition, the Company has implemented significant operational changes to reduce costs, increase efficiency and improve profitability and continues to evaluate and assess further changes to improve operational efficiency. Although no assurances can be given, management believes that gross profit as a percentage of sales should improve because of such efforts.

    Gross profit on citrus juice and oil sales were adversely affected by lower than expected market prices but benefited from improved raw material costs. Frozen concentrate orange juice futures prices have remained depressed and the Company does not expect favorable improvement over the remainder of 1997.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 26.3% in 1996 to 32.1% in 1997. This increase is primarily the result of lower than anticipated sales to Japan and increased general and administrative expenses associated with recent acquisitions.

    Sales of the Company's specialty food ingredient products are facilitated through independent Japanese trading companies primarily on an FOB ICMOSA plant basis. Therefore, the Company does not typically incur delivery costs and sales commissions with respect to these sales. Consequently, the decrease in sales to Japan adversely impacted SG&A as a percentage of sales during 1997. SG&A as a percentage of sales was also adversely impacted by increases in general and administrative costs associated with the Company's recent acquisitions. During the second quarter of 1997, the Company completed consolidating and integrating the administrative and accounting functions associated with its recent United States acquisitions. Although no assurances can be given, this restructuring is expected to positively impact SG&A as a percentage of sales during the remainder of 1997.

    Interest expense increased from 2.2% of net sales in 1996 to 3.8% in 1997. Actual interest expense increased from $1.0 million in 1996 to $2.3 million in 1997. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and distribution centers.

     Interest income of $475,000 was earned in 1996 and $202,000 in 1997 primarily from the temporary cash investment of excess cash balances.

    A foreign currency transaction net loss of $192,000 in 1996 and $347,000 in 1997 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. The consolidated provision for income taxes was an expense of $88,000 in 1996 and a benefit of $141,000 in 1997. The tax benefit resulted from the recognition of future benefits from tax losses generated.

    Extraordinary gains of $330,000 and $139,000 were realized in 1996 and 1997, respectively. In 1996, the Company reported a net gain from the forgiveness of certain existing debt obligations with Mexican banks pursuant to Mexican government programs to stimulate the economy and support the banking system.

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

     As a result of the foregoing, the Company reported net income of $1.8 million in 1996 while reporting a net loss of $1.4 million in 1997.

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

EXCHANGE RATE FLUCTUATIONS

    The Company procures and processes substantially all of its products in Mexico, through its wholly owned subsidiaries ICMOSA, GISE and Agromark, for export to the United States, Canada, Europe and Japan. Generally, the cost of citrus procured in Mexico reflects the spot market price for citrus in the United States. All of UniMark's sales are denominated in U.S. dollars. As such, UniMark does not anticipate sales revenues and raw material expenses to be materially affected by changes in the valuation of the peso. Labor and certain other production costs are peso denominated. Consequently, these costs are impacted by fluctuations in the value of the peso relative to the U.S. dollar.

    The Company's consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that its Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized.

    The Company's consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of its Mexican subsidiaries net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a transaction loss to the extent there are net deferred tax assets or a transaction gain to the extent there are net deferred tax liabilities.

SEASONALITY

    Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangos, peaches, plums, and nectarines are not readily available for sales in supermarkets in North America. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, cash and cash equivalents totaled $4.1 million, a decrease of $217,000 from year end 1996. During 1997, operating activities utilized cash of $15.1 million primarily to finance a $12.7 million increase in inventories and a $2.4 million increase in trade receivables. The increase in inventories is the result of increased seasonal fruit processing in Mexico necessary to support increased sales volume.

    At September 30, 1997, the Company had approximately 7 million pounds solid of FCOJ in finished goods inventory which will be used for blending with the early orange season crop when production commences in November. In addition, the Company has just completed its mango and melon processing season in Mexico and has processed and stored sufficient quantities to supply its growing sales demand until the next processing season.

    During 1997, UniMark utilized cash of $10.4 million in investing activities. Of this amount, $9.0 million was expended on property, plant and equipment and $1.4 million was expended on other assets. In March, 1997, the Company purchased a warehouse and distribution facility located in McAllen, Texas for a total cash consideration of approximately $1.2 million. In connection therewith, the Company entered into a construction loan agreement with Texas State Bank for approximately $2.1 million collateralized by the property and improvements and guaranteed by the Company. The Company expended approximately $1.6 million on capital improvements to the property and commenced operations from the property in August, 1997. Also during 1997, the Company expended $5.1 million on plant facilities and improvements, equipment and land in Mexico.

    Effective January 1, 1995, UniMark entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, UniMark is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. Since, under the terms of the operating agreement, UniMark would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. In May, 1997, IHMSA retired its outstanding debt with Union de Credito Allende at a discount of 50% through programs available in Mexico for debt reduction. At September 30, 1997, advances to IHMSA of $915,000 are included in other assets.

    The Company's financing activities provided net cash of $24.1 million from additional short-term borrowings and $2.1 million from borrowings under the McAllen warehouse mortgage loan, while cash was utilized to reduce long-term debt by $1.5 million in 1997.

    The Company received cash proceeds of $1.0 million from additional unsecured short-term borrowings from Bancrecer in Mexico. In connection therewith, the Company renegotiated the renewal term of its outstanding $4.0 million of unsecured debt with Bancrecer from three months to eighteen months.

    In February, 1997, the Company entered into a revolving line-of-credit agreement with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide up to $8.5 million in short-term financing in the United States collateralized by finished goods inventories and accounts receivable. The agreement is guaranteed by the Company and its U.S. subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At September 30, 1997, the Company had an outstanding loan balance of $8.5 million under this agreement which originally was to mature on December 1, 1997 but has been extended to April 30, 1998 and increased to $9.5 million.

    In April, 1997, the Company entered into two new revolving line-of-credit agreements with Rabobank Nederland for short-term dollar denominated debt in Mexico of up to $16.0 million collateralized by accounts receivable from export sales and finished goods inventories. The agreements are guaranteed by the Company and its Mexico subsidiaries and require the Company to maintain certain financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At September 30, 1997, the Company had outstanding loan balances aggregating $13.8 million under these agreements which have no scheduled maturity but are reviewed annually for renewal. In order to increase the amount available under the above US line-of-credit to $9.5 million, the aggregate amount available under the Mexico lines-of-credit was reduced to $15.0 million.

    Presently, the Company is relying upon bank financing to finance its working capital needs. Although its working capital facilities with Rabobank Nederland have been extended until April 30, 1998, no assurances can be given that Rabobank Nederland will continue to renew such working capital facilities. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions to extend or replace existing working capital facilities. Although no assurances can be given, the Company believes it will be able to obtain such working capital facilities on terms acceptable to the Company. The failure to obtain such working capital facilities would have a material adverse affect on the Company.

    In May, 1997, the Company entered into a loan agreement with Rabobank Nederland for short-term dollar denominated debt in Mexico of up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations. This loan is collateralized by land and improvements and equipment in Mexico. The agreement is guaranteed by the Company and its Mexico subsidiaries and requires the Company to maintain certain financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreement contains restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At September 30, 1997, the Company had an outstanding loan balance of $10.0 million under this agreement. This agreement, which originally was to mature on September 30, 1997, has been extended to December 31, 1997. Although no assurances can be given, the Company anticipates extending the term of this bridge loan when it matures until the terms and conditions of permanent long-term financing can be arranged. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding a permanent long-term debt facility to replace this bridge loan. Although no assurances can be given, the Company believes that it will be able to obtain such debt facility on terms acceptable to the Company. The failure to obtain such debt facility would have a material adverse affect on the Company.

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

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and is scheduled to be completed in February, 2000 with harvesting of the first crops to begin in late 1998. The Company estimates that this project will require capital expenditures of $4.7 million in 1997. The total capital requirements for the project is estimated to be approximately $27.0 million over the next four years. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    The Company's future cash requirements for 1997 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and the success of newly introduced products. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company. UniMark believes that anticipated revenue from operations and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.

                        EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits

         10.24 Loan Agreement made between Industrias Citricolas de Montemorelos, S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de C.V., Agromark, S.A. de C.V., as borrowers; The UniMark Group, Inc., as guarantor, and Cooperatieve Centrale
               Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", as lender, dated May 29, 1997.

         10.25 Revolving Loan Agreement with Security Interest by and between Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower, Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", Agromark, S.A. de C.V. "Agromark", and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York Branch dated April 10, 1997.

         10.26 Revolving Loan Agreement with Security Interest by and between Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", as borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa", Agromark, S.A. de C.V. "Agromark", and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York Branch dated April 10, 1997.

         10.27 First Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International, Inc., Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated October 7, 1997.

         10.28 Second Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International, Inc., Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated November 12, 1997.

         27    Financial Data Schedule

B.       Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE  UNIMARK  GROUP,  INC.
                                              --------------------------
                                                    Registrant



      Date:       November 12, 1997             /s/  Jorn Budde
           --------------------------         --------------------------
                                                Jorn Budde, President
                                              (Principal Executive Officer)


     Date:       November 12, 1997              /s/  Keith Ford
          ---------------------------         --------------------------
                                                Keith Ford, Vice President
                                               (Principal Accounting Officer)

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                         DESCRIPTION
-------------  ----------------------------------------------------------------

     10.24 Loan Agreement made between Industrias Citricolas de Montemorelos, S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de C.V., AgroMark, S.A. de C.V., as borrowers; The UniMark Group, Inc., as guarantor, and Cooperatieve Centrale
               Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", as lender, dated May 29, 1997.

     10.25 Revolving Loan Agreement with Security Interest by and between Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa", as borrower, Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", AgroMark, S.A. de C.V. "AgroMark", and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A."Rabobank Nederland" New York Branch dated April 10, 1997.

     10.26 Revolving Loan Agreement with Security Interest by and between Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", as borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa", AgroMark, S.A. de C.V. "AgroMark", and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York Branch dated April 10, 1997.

     10.27 First Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International, Inc., Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated October 7, 1997.

     10.28 Second Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International, Inc., Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated November 12, 1997.

      27       Financial data schedule