Form 10-K405
period 1997-12-31
UNIMARK GROUP INC
filed 1998-03-31
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

MARK (ONE)
     [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________________ to________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 20, 1998 was $34,356,584. The number of shares of common stock outstanding as of March 20, 1998 was 8,598,833.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The UniMark Group, Inc.'s 1998 Proxy Statement contains much of the information required in Part III of this Form 10-K, and portions of the 1998 Proxy Statement are incorporated by reference herein from the applicable sections thereof. The Items of this Form 10-K, where applicable, specify which portions of the 1998 Proxy Statement are incorporated by reference. The portions of the 1998 Proxy Statement that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation: growth and integration of new businesses; uncertainty of new product development and market acceptance of new products; dependence upon availability and price of fresh fruit; competition; dependence upon significant customers; seasonality and quarterly fluctuations; risk related to product liability and recall; limited intellectual property protection; government regulation; dependence on key management; economic, political and social conditions in Mexico; exchange rate fluctuations and inflation; and labor relations and costs. These factors are listed under "Risk Factors" in the Company's prospectus dated June 14, 1996.


                                     PART I

ITEM 1.   BUSINESS.

GENERAL

    The UniMark Group, Inc. a Texas corporation ("UniMark" or the "Company"), is a vertically integrated citrus and tropical fruit growing, processing, marketing and distribution company with operations in Mexico, the United States, Canada and the United Kingdom . The UniMark Group, Inc. was organized in 1992 to combine the operations of Industrias Citricolas de Montemorelos S.A. de C.V. ("ICMOSA"), a Mexican citrus and tropical fruit processor which commenced operations in 1974, with UniMark Foods, Inc. ("UniMark Foods"), a company that marketed and distributed ICMOSA's products in the United States. The Company focuses on niche citrus and tropical fruit products including fresh, chilled, frozen and canned cut fruits and other specialty food ingredients. In addition, as a result of its acquisition of Grupo Industrial Santa Engracia S.A. de C.V. ("GISE"), UniMark is a major Mexican producer of citrus concentrate, oils and juices. The Company processes and packages its products at eight plants in Mexico, one in California, and one in Quebec, Canada. The Company's Mexican and Californian plants are strategically located in major fruit growing regions. The Company utilizes food brokers and distributors to market and distribute its cut fruit products, under the brand names SUNFRESH(R), Fruits of Four Seasons(R), Flavor Fresh(TM) and Kledor(R) and under various private labels to supermarket chains, foodservice distributors, wholesale clubs, specialty grocery stores and industrial users throughout the United States and Canada. In addition, the Company has developed and utilizes a unique processing method that separates cold-peeled citrus fruit into individual juice-containing "cell-sacs." These cell-sac products are sold to food and soft drink manufacturers in Japan to enhance the flavor and texture of fruit juices and desserts. Sales to the Company's Japanese consumers are facilitated through Japanese trading companies. The Company's citrus concentrate and single strength citrus juices are sold directly to major juice importers and distributors in North America, Europe and the Pacific Rim.

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

     Introduce New Cut Fruit Products. UniMark believes that a significant opportunity exists for the introduction of new cut fruit products. In 1998, the Company plans to introduce or expand introduction of three new product categories:

         Canned Products. Initial market test of the Company's canned citrus and tropical fruit products was met with positive reaction from retailers and consumers. During 1988, the Company intends to expand these canned products into broad scale distribution.

         Fruit Jelite. In the second quarter of 1998, UniMark plans to reintroduce its Fruit Jelite(R) line of chilled gelatin snack products. The first test in 1997 indicated that some product modifications were necessary including the introduction of multi-pack units.

         Frozen to Fresh. Utilizing the Company's cryogenic freezing technology, UniMark plans to introduce two product lines, one for food service and one for retail, of "frozen to fresh" single-serve cups. At the same time, the Company intends to improve its initial IQF food service concepts. UniMark's product development and commercialization efforts are subject to all of the risks inherent in the development of new products.

     Expand Into New Markets. In the fall of 1997, UniMark opened a trading office in the United Kingdom, under the name of UniMark Foods Europe, Ltd. ("UniMark Europe"). This subsidiary focuses on the sales and marketing of UniMark's frozen products within the United Kingdom and Europe. The Company currently has market tests running in several food service establishments within the UK. The Company expects to start tests in retail stores in the second quarter of 1998. UniMark Europe has entered into an agreement with The Fruit Store, Ltd. ("Fruit Store") under which UniMark Europe can use Fruit Store facilities for re-packing, storage and shipping of products. In addition, Fruit Store provides administrative services to UniMark Europe.

     Expand position as a leading Mexican juice exporter to U.S., European and Asian markets. With the 1996 acquisition of GISE, the Company is a major Mexican producer of citrus concentrate. The Company's goal is to expand its position as a leading exporter of high quality Mexican citrus juices to the U.S., European and Asian markets. Because of the high quality of Mexican citrus juice, it is often blended with juices from other citrus producing regions to enhance the quality of these other juices.

RESTRUCTURING INITIATIVES

    In a concerted effort to maximize production efficiencies and improve profitability, the Company initiated several changes in its US and Mexican operations during the second half of 1997.

     In July, 1997 the Company discontinued chilled fruit production at its Lawrence, Massachusetts facility, consolidating this production at its more efficient facilities in Mexico. In September, 1997, the remaining fresh cut production was discontinued at the Lawrence facility because of insufficient contribution margin to sustain this production, and the facility was limited in use to a warehousing and distribution center. By utilizing the larger capacity of the Company's new warehouse facility in McAllen, Texas and its strategic alliance with a national shipping and logistics company, the Company was able to further reduce costs by closing the Lawrence facility in January, 1998. The Company plans to sub-lease this facility.

     In August, 1997 the Company transferred its operations from its 20,000 square foot warehouse in Hidalgo, Texas to its recently acquired 110,000 square foot warehouse facility in McAllen, Texas that provides dry, chilled and frozen storage capacity. In addition, the Company entered into a strategic alliance with an independent shipping company to provide logistical and shipping services in an effort to ensure reliable, on time delivery and improve customer service.

     At its Los Angeles, California facility, the Company has made certain management changes including replacing the general manager and office manager. In addition, an employee leasing arrangement for production line workers has been eliminated and improvements in production processes have been implemented. The Company has also recently added two new high volume accounts.

     In Mexico, the Company has segregated its repacking operations and consolidated its production activities allowing for more efficient, specialized operations and improved utilization of plant capacity. In the fourth quarter of 1997, the Company began operating its new repack facility to mix and package all its mixed fruit salads. The facility is strategically located within the Company's new warehouse facility in Montemorelos, Mexico allowing for direct access of the preprocessed ingredients, improved response time and fresher products. This in turn allows the Company's existing production lines to concentrate solely on fruit processing. Because of this increase in capacity, the Company was able to shutdown its production lines at its Zamora and San Rafael plant facilities and to eliminate the need to outsource fruit processing to co-packers in 1998. During 1997, approximately five million pounds of fruit were processed by co-packers. These initiatives in Mexico have resulted in personnel reductions of approximately 600 people while improving productivity and plant utilization levels.

CURRENT PRODUCTS

    The Company's principal products are derived from citrus and tropical fruits. The Company has focused on applying its knowledge of fruit growing and processing with its international marketing and distribution capabilities to develop four key product categories. These categories include cut fruits, juices, specialty food ingredients and fresh fruit. The following is a description of each of these categories and their specific products:

     CUT FRUITS. Under the brand names of SUNFRESH(R), Fruits of Four Seasons(R), Kledor(R), Flavor Fresh(TM) and under various private labels, UniMark markets:

          Chilled fruit. The chilled fruit line includes mango slices, grapefruit segments, orange segments, pineapple chunks, sliced papaya, and a variety of fruit salads. These products are packed for retail, wholesale club and food service customers.

          IQF citrus and tropical fruit. UniMark is expanding its retail and foodservice business by marketing citrus and tropical fruit products utilizing its individual quick frozen ("IQF") process. UniMark believes that this IQF process allows it to process fruits at the peak of their season while preserving the fresh-like texture and taste of the fruit. The frozen line of fruit includes melon, mango, orange, grapefruit, papaya, pineapple and various combinations of products packed for food service and industrial customers.

          Canned fruit. The canned fruit line includes orange segments and grapefruit segments as well as citrus and tropical salads packed for retail and foodservice customers.

     JUICES. The Company, through GISE, markets directly to major industrial users a full line of citrus juice products including citrus concentrates and single strength juices:

          Citrus concentrate. Citrus juice concentrates are produced from oranges, grapefruits, tangerines, Persian limes and lemons.

          Single strength juices. Citrus juices are produced from oranges.

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

    In the retail and wholesale club markets, the Company's primary focus has been on the chilled fruit category. UniMark intends to capitalize and strengthen the brand awareness and market penetration attained by its SUNFRESH(R) and Flavor Fresh(TM) brands in the United States and the Kledor(R) brand in Canada. Under its "Fruit Made Easy(R)" slogan, UniMark's marketing strategy includes continued expansion of its comprehensive line of brand name specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the health conscious consumer. The Company's marketing objectives include increasing "impulse buying" of its retail products by building greater product visibility through "eye-catching" package designs, innovative rack systems and trial package promotions. In addition, the Company utilizes trade promotions, such as quarterly price allowances, to generate "feature promotion activity" for its products. The SUNFRESH(R) product line also receives substantial advertising support in trade publications and national food shows throughout the year.

    In the foodservice arena, the focus is on securing market leadership in the chilled fruit category, primarily through private label programs with major foodservice distributors, and a strong branded approach utilizing the SUNFRESH(R) and Fruits of Four Seasons(R) labels in the United States and the Kledor(R) brand in Canada. Marketing efforts in these channels are directed toward trade usage programs and yearly trade rebates.

    SALES. UniMark's sales organization consists of six sales management teams primarily focusing on the management of independent food brokers or international representatives that directly interface with the customer. These teams are: retail sales, Japanese sales, wholesale club sales, foodservice sales, European sales and Canadian sales.

    The retail team is led by a sales manager and consists of four regional managers, each with geographic responsibility for approximately 25 percent of the United States. The Company's Japanese exports are directed by an export sales manager located in Mexico City who deals with agents primarily from Japanese trading companies. In addition, relationships with the Company's Japanese customers are handled by the Company's senior executives. The wholesale club market has one sales manager interfacing directly with key wholesale club distributors. The foodservice team is guided by a vice president of foodservice sales and four regional managers. In Europe, the Company is represented by a sales and marketing manager that works directly with the Company's customers. The Company's Canadian sales team operates out of Les Produits Deli-Bon Inc. ("Deli-Bon") utilizing independent food brokers throughout Canada although its primary focus is within the Province of Quebec.

    The following table shows, for the last three years, the amount and percentage of net sales contributed by the various market segments for the Company's products:

                                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------
                                                    1995                   1996                    1997
                                             -------------------    -------------------    -------------------
                                               NET                    NET                    NET
                                              SALES      PERCENT     SALES      PERCENT     SALES      PERCENT
                                             -------     -------    -------     -------    -------     -------
                                                                   (DOLLARS IN THOUSANDS)
Retail sales ...........................     $12,537        34.0%   $18,190        27.9%   $27,202        33.5%
Foodservice sales ......................         861         2.3     15,122        23.2     23,042        28.3
Citrus juice and oil sales .............          --          --     12,376        19.0     13,679        16.8
Japan sales ............................      12,116        32.9      7,367        11.3      3,393         4.2
Wholesale club sales ...................       7,061        19.2      7,894        12.1     11,303        13.9
Industrial and other sales .............       4,291        11.6      4,289         6.5      2,665         3.3
                                             -------     -------    -------     -------    -------     -------
          Total ........................     $36,866       100.0%   $65,238       100.0%   $81,284       100.0%
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

    Food service sales. Sales to the United States government, fast food chains, restaurants, hospitals and other food service customers are made either directly to or through food service distributors by the Company's foodservice sales force. The Company is represented by more than 40 food service brokers.

    Japanese sales. UniMark exports a line of pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, the Company maintains direct relationships with its industrial customers. During 1995, 1996 and 1997 sales to the Company's Japanese customers, through

Mitsui Foods, Inc., a Japanese trading company, accounted for approximately 27.5%, 8.9% and 3.9%, respectively, of the Company's net sales. In 1998, the Company expects a reversal in the declining sales trend to Japan.

    Wholesale club sales. UniMark indirectly sells products to Sam's Wholesale Clubs and other wholesale clubs throughout the United States. During 1995, 1996 and 1997 indirect sales to Sam's Wholesale Clubs accounted for approximately 17.6%, 8.3% and 6.6%, respectively, of the Company's net sales.

    European sales. UniMark sells products directly to industrial users of IQF products, including orange, pineapple, mango and papaya products. The Company also sells its single serve "Frozen to Fresh" single serve cups to foodservice operators through certain foodservice distributors. Similar product concepts will be introduced this year to major retailers in the UK. In the UK, the Company uses its Flavor Fresh(TM) trade name.

    Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. UniMark utilizes independent food brokers to sell its products to industrial users in the United States.

    DISTRIBUTION. UniMark operates its own trucking fleet to transport finished cut fruit products from its Mexican processing facilities to its new distribution center in McAllen, Texas. From there, deliveries are made through an arrangement the Company has with England Logistics, Inc. ("England"), a division of C.R. England & Sons of Salt Lake City, Utah. In March 1998, the Company has entered into a letter of intent for England to take over the management of the Company's warehouse operations in McAllen, Texas. In Canada, deliveries are made to customers by independent trucking companies from Deli-Bon's facilities. Products exported to Japan are shipped directly from Mexico. Products sold by UniMark Europe are either shipped directly to its customers or through a facility owned by Fruit Store. GISE transports finished product by common carrier to North American customers.
Products to overseas customers are shipped directly in containers.

PROCUREMENT

    Currently, a substantial quantity of the fruit processed by the Company is purchased from third parties. However, the Company's Mexican grapefruit growing operations supply over 80% of the Company's grapefruit demand. In addition, the Company purchases grapefruit from growers in the Texas Rio Grande Valley for processing at its ICMOSA plant. For the 1997-98 growing season, the Company has entered into agreements with Mexican growers of mangos to supply the Company's anticipated demand. Substantially all of the oranges and melons used in the Company's operations are purchased from third-party growers throughout Mexico. UniMark has commenced a significant pineapple growing project. Initial production from this project began in 1997 and UniMark intends to expand this project until the Company has sufficient supply for its own processing needs. UniMark believes that production from this project not only will provide UniMark with a high quality supply of pineapples for processing but also will produce a significant amount of pineapple for the North American fresh fruit market.

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

PROCESSING

    Cut Fruit. Upon arrival at the Company's processing plants, the fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing the Company's IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (pails, jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged in plastic bags or trays. The ICMOSA plant is the Company's main plant and serves as the hub for the Company's other Mexican processing plants, which primarily produce semi-processed product. At the ICMOSA plant, products are labeled and packaged for final shipment. ICMOSA also delivers bulk raw materials to Deli-Bon and Simply Fresh for packing into final presentations. Only limited processing takes place at Deli-Bon. While Simply Fresh relies mostly on raw materials from California growing regions some raw materials are provided by ICMOSA. The Company cans fruit at its ICMOSA and Puebla plants.

    Juice. GISE's operations are substantially automated. Once the fruit arrives at a plant, it is unloaded onto rollers. The fruit is then washed and inspected. Bruised and damaged fruit is removed by hand and the remaining fruit is then routed to rollers with short needles, which extract the oil from the peel. Once the oil is removed, the fruit is sorted by size and sent to slicing and squeezing machines. These machines slice the fruit and squeeze the juice and pulp completely from the peel. The juice is then separated from the pulp and the water is extracted from the juice. Upon further processing, the juice and juice concentrate are stored on site until it is shipped directly to customers.

RESEARCH AND DEVELOPMENT

    The Company's research and development department provides product, packaging and process development, analytical and microbiological services, as well as agricultural research.

EMPLOYEES

    As of March 1, 1998, UniMark employed approximately 3,900 full-time employees, most of whom were located in Mexico. In Mexico, labor relations are governed by separate collective labor agreements between UniMark and the unions representing the particular group of employees. All of UniMark's employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while other terms are negotiated every two years.

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

    The operations of UniMark in Mexico are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The principal legislation is the federal General Law of Ecological Balance and Environmental Protection (the "Ecological Law"), which is enforced by the Ministry of Social Development ("Sedesol"). Under the Ecological Law, rules have been promulgated concerning water pollution, air pollution, noise pollution and hazardous substances. Sedesol can bring administrative and criminal proceedings against companies that violate these environmental laws, and can also close non-complying facilities. The operations of UniMark in Canada are subject to Canadian federal and provincial laws and regulations relating to the protection of the environment including An Act Respecting Occupational Health and Safety (Quebec), the Canadian Environmental Protection Act (Canada), and the Environment Quality Act (Quebec). Similarly, the operations of UniMark in the United States are subject to United States federal and state laws and regulations relating to the protection of the environment. Although the Company believes that its facilities currently are in compliance with all applicable environmental laws, failure to comply with any such laws could have a material adverse effect on the Company.

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

PRODUCT LIABILITY AND PRODUCT RECALL

    The testing, marketing, distribution and sale of food and beverage products entails an inherent risk of product liability and product recall. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. Although the Company maintains product liability insurance coverage in the amount of $5,000,000 per occurrence, there can be no assurance that this level of coverage is adequate. A product recall or a partially or completely uninsured judgment against the Company could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY RIGHTS

    The Company regards its trademarks, trade dress, trade secrets and similar intellectual property as important to its success. The Company has been issued a registered trademark for its SUNFRESH(R), Fruits of Four Seasons(R), Jalapeno Sam(R), Fruit Made Easy(R), Fruit Jelite(R), Simply Fresh(R) and Kledor(R) trademarks. The Company also utilizes the Flavor Fresh(TM) tradename. In addition, the Company holds patent rights with respect to certain fruit cutting machinery and a non-assignable, exclusive license to manufacture and sell certain fruit products in the US, Canada and Mexico.

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

                                                                                                PROPERTY
              NAME                      LOCATION            ACREAGE             CROP            INTEREST
    -----------------------        -------------------     ---------      -----------------     ---------
    Loma Bonita I Grove.........   Loma Bonita,            190 acres      White grapefruit      Leased
                                   Oaxaca, Mexico

    Loma Bonita II Grove (1)....   Loma Bonita, Oaxaca,    625 acres      Pink grapefruit,      Leased
                                   Mexico                                 pineapple, hearts
                                                                          of palm.

    Villa Azueta I Grove (2)....   Villa Azueta,           84 acres       Pineapple growing     Leased
                                   Veracruz, Mexico                       and packing.

    Villa Azueta II Grove.......   Villa Azueta,           610 acres      Pineapple             Owned
                                   Veracruz, Mexico

    Azteca Grove (3)............   Montemorelos, Nuevo     144 acres      White and Rio Red     Leased
                                   Leon, Mexico                           grapefruit

    Las Tunas Grove.............   Isla,                   120 acres      White and pink        Leased
                                   Veracruz, Mexico                       grapefruit

    Victoria Grove..............   Cd. Victoria,           240 acres      Oranges and           Owned
                                   Tamaulipas, Mexico                     Italian lemons

    Victoria Grove II...........   Cd. Victoria,           120 acres      Italian lemons        Owned
                                   Tamaulipas, Mexico

    Victoria Grove III..........   Cd. Victoria,           264 acres      Italian lemons        Owned
                                   Tamaulipas, Mexico

    Victoria Grove IV...........   Cd. Victoria,           1,680 acres    Italian lemons        Owned
                                   Tamaulipas, Mexico                     (50% planted)

    Victoria Grove V............   Cd. Victoria,           4,080 acres    Italian lemons to     Purchase
                                   Tamaulipas, Mexico                     be planted.           pending.

---------

(1) Presently, this grove consists of approximately 240 acres of pink grapefruit, 300 acres of pineapple and 60 acres of hearts of palm.

(2) Villa Azueta is the southern headquarters of UniMark's agricultural operations. The agricultural headquarters is used for the development of pineapple seedlings, as well as other agricultural crops, and the packing of fresh pineapple. In 1995, the Company entered into a 10-year lease for this facility and has an option to purchase the facility for fair market value determined at the time such option is exercised.

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

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices The Supply

Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. GISE subsequently negotiated an agreement to extract lemon oil from such lemons for Coca-Cola. UniMark believes that this arrangement will afford GISE with operational benefits by allowing GISE to process lemons during the off season and significantly expand the Company's agricultural operations in Mexico.

FACILITIES

    The Company's principal processing facilities are described below:

                                                                                     APPROXIMATE
                                                                                      NUMBER OF
                                                                    APPROXIMATE       EMPLOYEES
                                                                      SQUARE        (AS OF MARCH
            NAME                           LOCATION                   FOOTAGE          1, 1998)     INTEREST
 -----------------------------  --------------------------------    ----------      -------------  -----------
 FRUIT PROCESSING OPERATIONS
 ICMOSA Plant ................  Montemorelos, Nuevo Leon, Mexico      80,000            1,100      Owned (1)

 IHMSA Plant..................  Montemorelos, Nuevo Leon, Mexico      40,000              800      Leased (2)

 Azteca Plant.................  Montemorelos, Nuevo Leon, Mexico      50,000              320      Leased (2)

 Puebla Plant.................  Tlatlauquipec, Puebla, Mexico         50,000              500      Owned

 Isla Plant...................  Isla, Veracruz, Mexico                32,000              300      Leased (3)

 San Rafael Plant (6).........  San Rafael, Veracruz, Mexico          28,500              400      Leased

 Zamora Plant (6).............  Zamora, Michoacan, Mexico             41,000              120      Leased (4)

 Deli-Bon Plant...............  Quebec City, Quebec, Canada           16,800               36      Owned

 Simply Fresh Plant...........  Los Angeles, California               45,000              148      Leased (5)

 Flavor Fresh Plant (6).......  Lawrence, Massachusetts               60,000              100      Leased (2)

 JUICE AND OIL OPERATIONS
 Victoria Juice Plant.........  Cd. Victoria, Tamaulipas, Mexico      65,700              199      Owned (1)

 Frutalamo Juice Plant........  Alamo, Veracruz, Mexico               27,700              107      Leased

 Veracruz Juice Plant.........  Poza Rica, Veracruz, Mexico           22,900               76      Owned

----------

(1) This property is subject to individual mortgages with the real estate as collateral.

(2) The agreement pursuant to which this facility is leased by the Company grants the Company the option to purchase the facility prior to the expiration of such agreement at a purchase price equal to the then current fair market value of the facility.

(3) The agreement pursuant to which this facility is leased by the Company grants the Company the option to purchase the facility during the first three years of such agreement expiring on June 30, 1998 for a purchase price of $850,000.

(4) The agreement pursuant to which this facility is leased by the Company grants the Company the option to purchase the facility during the first three years of such agreement expiring on March 31, 1999 for a purchase price of $1.4 million.

(5) The agreement pursuant to which this facility is leased by the Company grants the Company the option to purchase the facility through August 14, 1998 for a purchase price of $4.8 million.

(6) These plants are idle and are being offered for sub-lease.

    The Company's other supporting facilities are described below:

    In addition to the properties described above the Company maintains its corporate headquarters in Bartonville, Texas; a distribution center in McAllen, Texas; and a lodging facility in Cd. Victoria, Tamaulipas, Mexico.

    Corporate Headquarters. UniMark leases approximately 13,000 square feet of office space for its corporate headquarters in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport) from an entity controlled by Jorn Budde, the Company's President, Chief Executive Officer and Chairman of the Board prior to his resignation in February, 1998. As of March 1, 1998, UniMark employed 31 people at this facility with space well utilized for the corporate headquarters.

    McAllen Distribution Center. The Company's recently acquired refrigerated distribution center began operations in August, 1997 in McAllen, Texas (on the Texas/Mexico border) which consists of approximately 110,000 square feet and is fully utilized. As of March 1, 1998, 15 people were employed at this company-owned facility.

    Hidalgo Distribution Center. The Company's previous refrigerated distribution center in Hidalgo, Texas consists of approximately 20,000 square feet and is currently vacant and being offered for sale.

    The GISE Conference Facility. In connection with the GISE Acquisition in May 1996, the Company acquired an "hacienda" which has been declared a historic landmark. This lodging facility is located near GISE's plant in Cd. Victoria, Tamaulipas, Mexico, occupies approximately 90,000 square feet and is situated on approximately 10 acres. The Company utilizes this facility, in part, as a conference center.

ITEM 3.   LEGAL PROCEEDINGS.

    From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business or otherwise the outcome of which is not expected to have a materially adverse affect on the Company's results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

    At the Company's Annual Meeting of Shareholders held on June 6, 1997, the entire eight member Board of Directors was re-elected in a non-contested vote and the selection of Ernst & Young, LLP as the Company's independent public accountants for the year ended December 31, 1997 was ratified. In addition, a proposal to amend the Company's 1994 Employee Stock Option Plan to reserve an additional 340,000 shares of common stock for issuance thereunder was approved. This proposal received 6,595,817 affirmative votes, 340,545 negative votes and 32,425 votes were withheld. A proposal to amend the Company's Articles of Incorporation to authorize a new class of preferred stock was not approved. This proposal received 1,834,288 affirmative votes, 1,238,882 negative votes and 3,895,617 votes were withheld. Approval for this proposal required 5,722,555 affirmative votes.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "UNMG". The following table sets forth, for the periods indicated, the high and low sale prices as reported on the Nasdaq National Market.

                                                                HIGH        LOW
                                                                ----        ---
Year Ended December 31, 1996:
    First Quarter.......................................      $16  5/8    $11  7/8

    Second Quarter......................................       17  7/8     13  3/4

    Third Quarter.......................................       17  3/4     10  5/8

    Fourth Quarter......................................       12  1/2      7   --

Year Ended December 31, 1997:
    First Quarter.......................................       10  5/8      6   --

    Second Quarter......................................        8  7/8      4  5/8

    Third Quarter.......................................        9  1/8      7   --

    Fourth Quarter......................................        8  1/4      2  3/4

----------

    The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. On March 20, 1998, the last reported sale price for the Common Stock on the Nasdaq National Market was $4.75. As of March 20, 1998 there were 153 shareholders of record of the Common Stock and in excess of 2,200 beneficial shareholders.

    The Company has not paid any cash dividends since its inception and for the foreseeable future intends to follow a policy of retaining all of its earnings, if any, to finance the development and continued expansion of its business. There can be no assurance that dividends will ever be paid by the Company. Additionally, the Company's loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B. A. ("Rabobank Nederland") restrict the Company from declaring or paying any dividends on its shares of Common Stock without the prior written consent of Rabobank Nederland. Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

    The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected historical consolidated financial data has been derived from the historical consolidated financial statements of the Company and in the case of the fiscal years ended December 31, 1995, 1996 and 1997 should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                                       YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                        1993        1994        1995       1996(1)      1997
                                                       -------     -------     -------     -------     --------
                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales ........................................     $18,893     $25,346     $36,866     $65,238     $ 81,284
Gross profit .....................................       5,952       7,403      12,674      18,626       22,004
Income (loss) from operations ....................         633       1,530       4,251       1,027       (5,950)
Extraordinary gain ...............................          --          --          --         330          139
Net income (loss) ................................          73       1,015       2,947         543       (9,680)
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain ........     $  0.02     $  0.28     $  0.57     $  0.03     $  (1.15)
  Extraordinary gain .............................          --          --          --        0.04          .02
                                                       -------     -------     -------     -------     --------
  Net income (loss) ..............................     $  0.02     $  0.28     $  0.57     $  0.07     $  (1.13)
                                                       =======     =======     =======     =======     ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain ........     $  0.02     $  0.28     $  0.53     $  0.03     $  (1.15)
  Extraordinary gain .............................          --          --          --        0.04          .02
                                                       -------     -------     -------     -------     --------
  Net income (loss) ..............................     $  0.02     $  0.28     $  0.53     $  0.07     $  (1.13)
                                                       =======     =======     =======     =======     ========
Shares used in per share calculations:
    Basic ........................................       3,000       3,642       5,213       7,450        8,590
    Diluted ......................................       3,000       3,642       5,571       7,796        8,590

Total assets .....................................     $ 4,007     $11,176     $26,498     $76,683     $ 94,616
Long-term debt ...................................         296         919         699       4,332        8,626
Stockholders' equity .............................         459       6,392      14,978      47,800       38,252


--------

(1) Includes the results of operations of GISE and Simply Fresh since April 1, 1996, and Deli-Bon since January 3, 1996, the effective dates of these acquisitions, as more fully explained in the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1997 contained elsewhere herein.

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

CONVERSION TO U.S. GAAP

    The Company conducts substantially all of its operations through its wholly owned operating subsidiaries: UniMark Foods, UniMark International, Inc., ICMOSA, GISE, Simply Fresh and Deli-Bon. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating five citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's and GISE's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles and is subject to Canadian income tax laws.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995        1996       1997
                                                              -----       -----       -----
Net sales .............................................       100.0%      100.0%      100.0%
Cost of products sold .................................        65.6        71.4        72.9
                                                              -----       -----       -----
Gross profit ..........................................        34.4        28.6        27.1
Selling, general and administrative expenses ..........        22.9        27.0        34.4
                                                              -----       -----       -----
Income (loss) from operations .........................        11.5         1.6        (7.3)
Other income (expense):
  Interest expense ....................................        (0.9)       (2.2)       (4.1)
  Interest income .....................................         1.3         0.8         0.5
  Other ...............................................         0.6        (0.3)       (1.1)
                                                              -----       -----       -----
Income (loss) before income taxes and
  extraordinary gain ..................................        12.5        (0.1)      (12.0)
Income tax expense (benefit) ..........................         4.5        (0.4)        0.1
                                                              -----       -----       -----
Income (loss) before extraordinary gain ...............         8.0         0.3       (12.1)
Extraordinary gain, net of applicable income taxes ....         .--         0.5         0.2
                                                              -----       -----       -----
Net income (loss) .....................................         8.0%        0.8%      (11.9)%
                                                              =====       =====       =====

Years Ended December 31, 1996 and 1997

    Net sales increased 24.6% from $65.2 million in 1996 to $81.3 million in 1997. This increase was primarily due to increases in foodservice sales, retail sales and club sales. Foodservice sales increased 52.4% from $15.1 million in 1996 to $23.0 million in 1997. Retail sales increased 50.0% from $18.2 million in 1996 to $27.2 million in 1997 and warehouse club sales increased 43.2% from $7.9 million in 1996 to $11.3 million in 1997. These increases resulted from increased distribution and expansion of product lines facilitated primarily by the Company's acquisition of Simply Fresh effective March 31, 1996 and the addition of new customers, particularly in the Northeast U.S. in August, 1996. In addition, growth of existing product lines and new canned product introductions contributed to these increases in 1997.

    The increase in net sales was adversely impacted by a decline in sales of the Company's specialty food ingredient products in the Japanese market. Sales to Japan decreased from $7.4 million in 1996 to $3.4 million in 1997 primarily as a result of decreased demand in Japan for the Company's specialty food ingredient products. The Company believes that this decrease in demand is due to a decline in sales of the Japanese products containing the Company's specialty food ingredients and resulting higher than anticipated inventory levels of the Company's specialty food ingredients held by distributors in Japan. Present indications are that inventory levels in Japan have been reduced. Based upon present indications from Japan, the Company anticipates selling approximately $5.0 million of specialty food ingredient products to Japan during the 1997-98 citrus processing season. In addition, the Company has delivered IQF product to Japan and the United Kingdom for evaluation. The Company believes there are significant opportunities in the Japanese and United Kingdom markets for frozen citrus and tropical fruit products.

    The increase in net sales was also positively impacted by a 10.5% increase in citrus juice and oil sales from $12.4 million in 1996 to $13.7 million in 1997. The Company acquired GISE, a citrus juice and oil processor in Mexico effective March 31, 1996, therefore the 1996 sales amount represents only nine months of operations compared with twelve months of operations in 1997.

Gross profit as a percentage of net sales decreased from 28.6% in 1996 to 27.1% in 1997. The Company's results of operations were adversely impacted by an increase in inflation in Mexico (15.7%) which was not offset by a corresponding devaluation of the Mexico peso (2.5%), resulting in increased wages, benefits and other operating expenses in US dollar terms. Gross profit on cut fruit sales decreased from 31.0% in 1996 to 29.8% in 1997 while gross profit on citrus juice and oil sales decreased from 18.1% in 1996 to 13.7% in 1997. The decrease in gross profit on cut fruit sales resulted primarily from charges of approximately $3.1 million in the fourth quarter of 1997 for additional costs incurred associated with the closing of the Flavor Fresh, San Rafael and Zamora plant facilities and the restructuring of production, warehousing and distribution operations.

    Gross profit on cut fruit sales was adversely affected from the decline in Japanese sales. Although the loss of Japanese production volume adversely impacted the Company's 1997 operating results, the Company has taken affirmative steps to replace the lost production volume. During 1997, these efforts included the introduction of new canned product lines that accounted for approximately $2.5 million of sales. In addition, the Company has implemented significant operational changes to reduce costs, increase efficiency and improve profitability and continues to evaluate and assess further changes to improve operational efficiency. See "Restructuring Initiatives."

    Gross profit on citrus juice and oil sales were adversely affected by lower than expected market prices but benefited from improved raw material costs. Frozen concentrate orange juice futures prices remained depressed throughout 1997 but have shown favorable improvement in early 1998.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 27.0% in 1996 to 34.4% in 1997. This increase resulted primarily from charges of approximately $1.2 million in the fourth quarter of 1997 for costs associated with the closing of the Flavor Fresh, Zamora and San Rafael plant facilities and certain licensing and product development costs.

    SG&A as a percentage of net sales was also adversely impacted by the relative decrease in sales to Japan and juice and oil sales. Sales of the Company's specialty food ingredient products are facilitated through independent Japanese trading companies primarily on an FOB ICMOSA plant basis. The Company's orange juice products are primarily sold direct to juice blenders primarily on an FOB GISE plant basis. Therefore, the Company does not typically incur delivery costs and sales commissions with respect to these sales. Consequently, the relative decrease in these sales from 30.3% to 21.0% of net sales in 1996 and 1997, respectively, adversely impacted SG&A as a percentage of sales during 1997.

    Interest expense increased from 2.2% of net sales in 1996 to 4.1% in 1997. Actual interest expense increased from $1.4 million in 1996 to $3.3 million in 1997. This increase was primarily the result of increased levels of debt necessary to support capital expenditures and increased levels of inventory and trade receivables associated with the increase in sales volume.

    Interest income of $548,000 was earned in 1996 and $436,000 in 1997 primarily from the temporary cash investment of excess cash balances.

    A foreign currency translation net loss of $248,000 in 1996 and $944,000 in 1997 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. A consolidated income tax benefit of $272,000 in 1996 resulted primarily from the recognition of future benefits from tax losses generated. A consolidated income tax provision of $77,000 resulted primarily from the recording of a valuation allowance to reduce the carrying amount of the Company's deferred tax assets related to U.S. tax losses.

    Extraordinary gains, net of applicable taxes, of $330,000 and $139,000 were realized in 1996 and 1997, respectively. In 1996, the Company reported a net gain from the forgiveness of certain existing debt obligations with Mexican banks pursuant to Mexican government programs to stimulate the economy and support the banking system. In May, 1997, ICMOSA retired certain outstanding long-term debt with Union de Credito Allende, a Mexican credit union, at a discount of 50%. The discount was granted pursuant to a Mexican government program, Acuerdo de Apoyo Financiero y Fomento a la Micro, Pequena y Mediana Empresa ("FOPIME") and through the participation of Nacional Financiera ("NAFINSA"), a Mexican development bank, to help provide liquidity to the Mexican credit unions. The debt reduction amounted to approximately $2.0 million pesos or approximately US $248,000. Provisions for Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on these gains from debt forgiveness.

    As a result of the foregoing, the Company reported net income of $543,000 in 1996 while reporting a net loss of $9.7 million in 1997.

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

    A foreign currency translation net gain of $124,000 in 1995 and a net loss of $248,000 in 1996 resulted from the conversion of ICMOSA's and GISE's Mexican financial statements to U.S. GAAP.

    An extraordinary gain recognized on the forgiveness of debt in Mexico, net of applicable income and employee profit sharing taxes of $289,000, resulted in a net gain of $330,000 in 1996.

    Net income, as a result of the foregoing, decreased from $2.9 million in 1995 to $543,000 in 1996.

STATUTORY EMPLOYEE PROFIT SHARING

    All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing. Provisions for Mexican employee profit sharing expense were $338,000, $436,000 and $544,000 in 1995, 1996 and 1997, respectively.

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

YEAR 2000 ISSUES

    The Company has completed an initial review of the impact of the year 2000 on its operations and data processing and does not anticipate that the year 2000 issue will have a significant adverse impact. The Company is currently implementing new software and computer systems that are year 2000 compliant at an estimated project cost of $625,000. This implementation is expected to be completed by January, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, cash and cash equivalents totaled $1.2 million, a decrease of $3.0 million from year end 1996. During 1997, operating activities utilized cash of $14.3 million primarily to finance a $6.3 million increase in inventories, a $2.3 million increase in trade receivables and other operating activities of $5.7 million.

    During the second half of 1997, the Company initiated several changes in its US and Mexico operations to improve production efficiencies and return the Company to profitability. These measures are expected to positively impact the Company's operating results in 1998. Finished goods inventories increased $3.2 million as a result of the increased sales volume while maintaining a turnover rate of 3.8 times in both 1996 and 1997. Inventory costs associated with the Company's orchards increased $1.6 million in 1997 as the Company continues to expand its agricultural operations in Mexico. Trade accounts receivable also increased as the result of the increased sales volume while maintaining a turnover rate of 7.0 in 1997 as compared to 7.1 in 1996.

    During 1997, UniMark utilized cash of $12.8 million in investing activities. Of this amount, $11.6 million was expended on property, plant and equipment and $1.0 million was advanced on behalf of related parties. In March, 1997, the Company purchased a warehouse and distribution facility located in McAllen, Texas for a total cash consideration of approximately $1.2 million. In connection therewith, the Company entered into a construction loan agreement with Texas State Bank for approximately $2.1 million collateralized by the property and improvements and guaranteed by the Company. The Company expended approximately $1.6 million on capital improvements to the property and commenced operations from the property in August, 1997. Also during 1997, the Company expended $7.9 million on plant facilities and improvements, equipment and land in Mexico. During 1997, the Company completed the acquisition of a juice processing facility located in Poza Rica, Veracruz for approximately $3.1 million.

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. In May, 1997 the Company advanced funds to IHMSA to retire its outstanding debt with Union de Credito Allende in the amount of $1.2 million at a discount of 50% through programs available in Mexico for debt reduction. During the five year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value. At December 31, 1997 amounts due from IHMSA of $1,465,000 represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option.

    The Company's financing activities provided net cash of $23.0 million from additional short-term borrowings and $2.6 million from additional long-term borrowings, primarily the McAllen warehouse mortgage loan of $2.1 million. Cash was utilized to reduce long-term debt by $1.7 million in 1997.

    The Company received cash proceeds of $1.0 million from additional unsecured short-term borrowings from Bancrecer in Mexico. In connection therewith, the Company renegotiated the renewal term of its outstanding $4.0 million of unsecured debt with Bancrecer from three months to eighteen months.

    During 1997, the Company entered into loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $34.5 million. In February, the Company entered into a revolving credit agreement to provide up to $9.5 million (as amended) in the United States collateralized by US finished goods inventories and US accounts receivable. In April, the Company entered into additional revolving credit agreements to provide up to $15.0 million (as amended) in Mexico collateralized by Mexico finished goods inventories and Mexico accounts receivable from export sales. In May, the Company entered into a loan agreement for short-term dollar denominated debt in Mexico of up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations. This bridge loan is collateralized by land and improvements and equipment in Mexico.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At December 31, 1997 the Company was in violation of certain financial covenants and restrictions under these agreements, which Rabobank Nederland has waived as of that date and has established new financial covenant levels and restrictions for 1998. Among the new restrictions, the Company will be charged a $25,000 monthly fee in the event the $10.0 million bridge loan facility is not paid in full by July 31, 1998. At December 31, 1997, the Company had outstanding loan balances under the revolving credit agreements and bridge loan agreement of $19.2 and $10.0 million, respectively, which were fully utilized. These agreements are now scheduled to mature on January 1, 1999.

    During 1997, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. Although these loan facilities with Rabobank Nederland have been extended until January 1, 1999, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions to extend or replace existing working capital facilities and to establish a permanent long-term debt facility to replace the bridge loan. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities would have a material adverse affect on the Company and its ability to continue as a going concern.

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

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and is scheduled to be completed in February, 2000 with harvesting of the first crops to begin in late 1998. The Company estimates that this project will require capital expenditures of $4.5 million in 1998. The total capital requirements for the project is estimated to be approximately $27.0 million over the next four years. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    The Company's cash requirements for 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company. UniMark believes that anticipated revenue from operations and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Report of Independent Auditors ....................................     22

Consolidated Balance Sheets as of December 31, 1996 and
    1997 ..........................................................     23

Consolidated Statements of Operations for the Years Ended
    December 31, 1995, 1996 and 1997 ..............................     24

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1995, 1996 and 1997 ..............................     25

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1996 and 1997 ..............................     26

Notes to Consolidated Financial Statements ........................     27


REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

    We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP

Dallas, Texas
March  27, 1998

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                  DECEMBER 31,
                                                                           -----------------------
                                                                             1996            1997
                                                                           -------         -------
                                   ASSETS
      Current assets:
        Cash and cash equivalents....................................       $4,268          $1,237
        Accounts receivable -- trade, net of allowance of $142 in
           1996 and $685 in 1997.....................................        9,244          11,599
        Accounts receivable -- other.................................          758             716
        Inventories..................................................       19,411          25,726
        Income and value added taxes receivable......................        1,418           2,312
        Deferred income taxes........................................          196              --
        Prepaid expenses.............................................          771           1,605
                                                                           -------         -------
                Total current assets.................................       36,066          43,195
      Property, plant and equipment, net of accumulated
        depreciation of $2,712 in 1996 and $5,227 in 1997............       29,177          38,130
      Deferred income taxes..........................................          373           1,847
      Goodwill.......................................................        6,787           6,606
      Identifiable intangible assets.................................        2,320           1,823
      Due from related parties.......................................          632           1,678
      Other assets...................................................        1,328           1,337
                                                                           -------         -------
                Total assets.........................................      $76,683         $94,616
                                                                           =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
        Short-term borrowings........................................      $12,604         $31,452
        Current portion of long-term debt............................        1,114           1,655
        Accounts payable -- trade....................................        4,466           3,983
        Payable to related parties...................................          106             104
        Accrued expenses.............................................        2,108           4,439
        Income taxes payable.........................................           --              40
        Deferred income taxes........................................        3,915           6,050
                                                                           -------         -------
                Total current liabilities............................       24,313          47,723
      Long-term debt, less current portion...........................        4,332           8,626
      Deferred income taxes..........................................          238              15
      Commitments
      Shareholders' equity:
        Common stock, $0.01 par value:
           Authorized shares -- 20,000,000
           Issued and outstanding shares -- 8,561,333 in 1996 and
             8,598,833 in 1997.......................................           86              86
        Additional paid-in capital...................................       45,287          45,419
        Retained earnings (deficit)..................................        2,427          (7,253)
                                                                           -------         -------
                Total shareholders' equity...........................       47,800          38,252
                                                                           -------         -------
                Total liabilities and shareholders' equity...........      $76,683         $94,616
                                                                           =======         =======

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1995          1996          1997
                                                            --------      --------      --------
Net sales .............................................     $ 36,866      $ 65,238      $ 81,284
Cost of products sold .................................       24,192        46,612        59,280
                                                            --------      --------      --------
                                                              12,674        18,626        22,004
Selling, general and administrative expenses ..........        8,423        17,599        27,954
                                                            --------      --------      --------
Income (loss) from operations .........................        4,251         1,027        (5,950)
Other income (expense):
  Interest expense ....................................         (318)       (1,407)       (3,294)
  Interest income .....................................          470           548           436
  Foreign currency transaction gain (loss) ............          124          (248)         (945)
  Other income ........................................           98            21            11
                                                            --------      --------      --------
                                                                 374        (1,086)       (3,792)
                                                            --------      --------      --------
Income (loss) before income taxes and
   extraordinary gain .................................        4,625           (59)       (9,742)
Income tax expense (benefit) ..........................        1,678          (272)           77
                                                            --------      --------      --------
Income (loss) before extraordinary gain ...............        2,947           213        (9,819)
Extraordinary gain on forgiveness of debt, net of
  applicable income taxes of $259 in 1996 and
   $109 in 1997 .......................................           --           330           139
                                                            --------      --------      --------
Net income (loss) .....................................     $  2,947      $    543      $ (9,680)
                                                            ========      ========      ========

Basic earnings (loss) per share:
  Income (loss) before extraordinary item .............     $   0.57      $   0.03      $  (1.15)
  Extraordinary item ..................................          .--          0.04          0.02
                                                            --------      --------      --------
  Net income (loss) ...................................     $   0.57      $   0.07      $  (1.13)
                                                            ========      ========      ========

Diluted earnings (loss) per share:
  Income (loss) before extraordinary item .............     $   0.53      $   0.03      $  (1.15)
  Extraordinary item ..................................          .--          0.04          0.02
                                                            --------      --------      --------
  Net income (loss) ...................................     $   0.53      $   0.07      $  (1.13)
                                                            ========      ========      ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                            ADDITIONAL    RETAINED
                                                                   COMMON    PAID-IN      EARNINGS
                                                         SHARES    STOCK     CAPITAL     (DEFICIT)     TOTAL
                                                       ---------   ------    -------     ---------    --------
Balance at January 1, 1995 .......................     4,650,000     $47     $ 7,408     $(1,063)     $  6,392
  Exercise of warrants and options, net
     of offering expenses ........................     1,268,050      12       5,627          --         5,639
  Net income .....................................            --      --          --       2,947         2,947
                                                       ---------     ---     -------     -------      --------

Balance at December 31, 1995 .....................     5,918,050      59      13,035       1,884        14,978
  Exercise of warrants and options ...............        64,250       1         305          --           306
  Shares issued for cash in secondary
    public offering, net of offering
    expenses .....................................     1,677,000      17      22,175          --        22,192
  Shares issued in acquisitions of GISE,
    Simply Fresh and Deli-Bon ....................       902,033       9       9,772          --         9,781
  Net income .....................................            --      --          --         543           543
                                                       ---------     ---     -------     -------      --------

Balance at December 31, 1996 .....................     8,561,333      86      45,287       2,427        47,800
  Exercise of options ............................        37,500      --         132          --           132
  Net loss .......................................            --      --          --      (9,680)       (9,680)
                                                       ---------     ---     -------     -------      --------
Balance at December 31, 1997 .....................     8,598,833     $86     $45,419     $(7,253)     $ 38,252
                                                       =========     ===     =======     =======      ========


                             See accompanying notes.

                            THE UNIMARK GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                  1995          1996         1997
                                                                 -------      --------      --------
OPERATING ACTIVITIES
Net income (loss) ..........................................     $ 2,947      $    543      $ (9,680)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ..........................         495         1,751         3,465
    Deferred income taxes ..................................       1,406           408           634
    Extraordinary gain .....................................          --          (589)         (248)
    Changes in operating assets and liabilities:
       Receivables .........................................      (1,793)       (3,348)       (2,313)
       Inventories .........................................      (3,280)       (8,927)       (6,315)
       Prepaid expenses ....................................        (192)         (351)         (834)
       Accounts payable and accrued expenses ...............       3,615        (2,263)        1,846
       Income taxes payable ................................        (112)          (16)         (854)
                                                                 -------      --------      --------
Net cash provided by (used in) operating activities ........       3,086       (12,792)      (14,299)

INVESTING ACTIVITIES
Acquisition of Deli-Bon, GISE and Simply Fresh shares,
   net of cash acquired ....................................          --        (2,590)           --
Purchases of property, plant and equipment .................      (5,209)      (13,158)      (11,578)
(Increase) decrease in identifiable intangible assets ......          --          (919)           89
Decrease (increase) in amounts due from related parties ....         199          (542)       (1,046)
Increase in other assets ...................................         (14)       (1,194)         (260)
                                                                 -------      --------      --------
Net cash used in investing activities ......................      (5,024)      (18,403)      (12,795)

FINANCING ACTIVITIES
Net proceeds from the issuance of common shares ............       5,639        22,498           132
Net increase in short-term borrowings ......................       2,305         6,303        22,982
Proceeds from long-term debt ...............................          --         1,204         2,613
Payments of long-term debt .................................        (523)         (828)       (1,664)
                                                                 -------      --------      --------
Net cash provided by financing activities ..................       7,421        29,177        24,063
                                                                 -------      --------      --------

Net increase (decrease) in cash and cash equivalents .......       5,483        (2,018)       (3,031)
Cash and cash equivalents at beginning of year .............         803         6,286         4,268
                                                                 -------      --------      --------
Cash and cash equivalents at end of year ...................     $ 6,286      $  4,268      $  1,237
                                                                 =======      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid ............................................     $   289      $  1,049      $  3,170
                                                                 =======      ========      ========
  Income taxes paid (received) .............................     $   521      $    (98)     $   (470)
                                                                 =======      ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The Company is in the business of growing, processing, marketing and distributing niche citrus and tropical fruit products, including chilled and canned cut fruits, citrus juices and oils and other specialty food ingredients.

    During 1996, the Company acquired Les Produits Deli-Bon Inc. (Deli-Bon), a Quebec, Canada fruit processor; Grupo Industrial Santa Engracia, S.A. de C.V.
(GISE), a Mexican citrus juice and oil processor; and Simply Fresh Fruit, Inc. (Simply Fresh), a Los Angeles, California fruit processor and distributor. See
Note 3 - Acquisitions.

     The UniMark Group, Inc. ("the Company") was incorporated in the state of Texas on January 3, 1992. During the period from January 3, 1992 (inception) through December 31, 1992, 3,000,000 shares of the Company's common stock were exchanged for the issued and outstanding common shares of UniMark Foods, Inc., which was owned by the same shareholders as the Company. Since the companies were under common control, the transaction was accounted for using historical costs. Additionally, 800 shares of common stock of UniMark International, Inc. were acquired for $800 during that same period, giving the Company an 80% interest which was increased to a 100% interest with the acquisition of the remaining 200 shares during 1994. On August 11, 1994, 1,300,950 shares of the Company's common stock were exchanged for all of the issued and outstanding common shares of Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), a Mexican corporation. The transaction was accounted for in a manner similar to a pooling-of-interests using historical costs and, accordingly, the accompanying financial statements include the accounts and operations of ICMOSA for all periods presented.

    As discussed in Notes 9 and 17, the Company has several projects and commitments requiring substantial capital. Although the Company is exploring various financing options and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized and costs deferred related to these projects and commitments.

    Additionally, the Company has recently relied upon bank financing to finance its working capital and certain of its capital expenditure needs (see Notes 7 and 8). Although the principal loan facilities have been extended until January 1, 1999, no assurances can be given that the lender will continue to renew such loan facilities. The Company's cash requirements for 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with is primary lender and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company.

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

    Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

    Concentration of Credit Risk: The Company manufactures and sells niche citrus and tropical fruit products, citrus juices and oils and other specialty food ingredients to customers in the foodservice and retail industries in the United States, Europe, Canada and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due within 30 days. Credit losses have been within management's expectations. A significant portion of sales has historically been made to two customers. One customer accounted for 27.5%, 8.9% and 3.9% and another customer accounted for 17.6%, 8.3% and 6.63% of the Company's net sales for the years ended December 31, 1995, 1996 and 1997, respectively.

    Advertising Costs: The Company expenses advertising costs as incurred. Advertising expense was $137,000, $528,000 and $262,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

    Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

    Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation in the accompanying financial statements.

NOTE 2  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted on December 31, 1997. In accordance therewith, the Company changed the method previously used to compute earnings per share and restated all prior period amounts. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants are excluded. Under the new requirements for calculating diluted earnings per share, the dilutive effect of stock options and warrants are calculated based on the average market price of the Company's common stock during each period utilizing the treasury stock method.

    The following table sets forth the computation of basic and diluted earnings per share for income from continuing operations:

                                                         YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1995       1996       1997
                                                       ------     ------     -------
                                                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NUMERATOR
Income (loss) before extraordinary gain ..........     $2,947     $  213     $(9,819)

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares ........................      5,213      7,450       8,590
Effect of dilutive securities:
  Employee and director stock options ............        189        294          --
  Warrants .......................................        169         52          --
                                                       ------     ------     -------
Dilutive potential common shares .................        358        346          --
                                                       ------     ------     -------
Denominator for diluted earnings per share -
  weighted average shares adjusted for assumed
  conversions ....................................      5,571      7,796       8,590
                                                       ======     ======     =======

Basic earnings (loss) per share ..................     $ 0.57     $ 0.03     $ (1.15)
                                                       ======     ======     =======
Diluted earnings (loss) per share ................     $ 0.53     $ 0.03     $ (1.15)
                                                       ======     ======     =======

NOTE 3  ACQUISITIONS

    On January 3, 1996, the Company acquired, in a purchase transaction, all of the outstanding shares of capital stock of Les Produits Deli-Bon, Inc. (Deli-Bon), a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. The total consideration given for the purchase of the shares included approximately (i) $787,000 in cash, (ii) a $49,000 six month promissory note and (iii) 28,510 shares of common stock for an aggregate purchase price of $1.5 million. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of Deli-Bon since the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $303,000 and is being amortized using the straight-line method over twenty years. Accumulated amortization was $14,000 and $30,000 at December 31, 1996 and 1997, respectively.

    On May 9, 1996, the Company acquired all of the outstanding shares of capital stock of Simply Fresh Fruit, Inc. (Simply Fresh), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of Unimark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction for an aggregate purchase price of $5.0 million. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of Simply Fresh since April 1, 1996, the effective date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $3,359,000 and is being amortized using the straight-line method over forty years. Accumulated amortization was $63,000 and $147,000 at December 31, 1996 and 1997, respectively.

    In addition, price protection exists on the shares issued in the Deli-Bon and Simply Fresh acquisitions whereby the Company is required to issue additional shares (or cash at its discretion) to the sellers in the event of a decline in the public market value of the UniMark shares below an established level during the period in which the sellers' shares are restricted from trading. See Note 17.

    Also on May 9, 1996, the Company acquired all of the outstanding shares of capital stock of Grupo Industrial Santa Engracia, S.A. de C.V. (GISE), in exchange for 782,614 shares of common stock in a purchase transaction representing a purchase price of $12 million. In addition, Unimark agreed to pay up to an additional $8.0 million during the next four years if GISE achieves certain financial operating targets. GISE operates three juice plants in the heart of major citrus growing regions in Mexico. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of GISE since April 1, 1996, the effective date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $3,264,000 and is being amortized using the straight-line method over forty years. Accumulated amortization was $61,000 and $143,000 at December 31, 1996 and 1997, respectively.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the GISE and Simply Fresh acquisitions had occurred at the beginning of each year (in thousands, except for per share amounts).

                                                      (UNAUDITED)
                                                 YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                  1995              1996
                                               ---------         ---------
Revenue....................................    $  62,374         $  70,743
Income before extraordinary gain...........        4,502               649
Net income.................................        4,502               979
Net income per share (fully diluted).......    $     .67         $     .12

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

NOTE 4  INVENTORIES

    Inventories consist of the following :

                                                          DECEMBER 31,
                                                       -------------------
                                                         1996        1997
                                                       -------     -------
                                                           (IN THOUSANDS)
          Finished goods:
             Cut fruits ..........................     $10,536     $12,983
             Juice and oils ......................       1,796       2,592
                                                       -------     -------
                                                        12,332      15,575
          Orchards and advances to suppliers .....       4,134       5,718
          Raw materials and supplies .............       2,945       4,433
                                                       -------     -------
                    Total ........................     $19,411     $25,726
                                                       =======     =======

NOTE 5  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                                      DECEMBER 31,
                                                  -------------------
                                                   1996        1997
                                                  -------     -------
                                                     (IN THOUSANDS)
          Land ..............................     $ 1,084     $ 1,928
          Construction in progress ..........       2,775       2,201
          Buildings and improvements ........       9,364      13,084
          Machinery and equipment ...........      18,666      26,144
                                                  -------     -------
                                                   31,889      43,357
          Accumulated depreciation ..........       2,712       5,227
                                                  -------     -------
                    Total ...................     $29,177     $38,130
                                                  =======     =======

    Depreciation expense was $431,000, $1,263,000 and $2,625,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 6  IDENTIFIABLE INTANGIBLE ASSETS

    Identifiable intangible assets consist of the following:

                                                     DECEMBER 31,
                                                  -----------------
                                                   1996       1997
                                                  ------     ------
                                                   (IN THOUSANDS)
          Covenants not to compete ..........     $1,508     $1,508
          Tradename .........................        704        704
          Other .............................        486        351
                                                  ------     ------
                                                   2,698      2,563
          Less accumulated amortization .....        378        740
                                                  ------     ------
                                                  $2,320     $1,823
                                                  ======     ======

    The covenants not to compete relate to the agreements with the former owners of acquired businesses and are being amortized on a straight-line basis over the five-year terms of the agreements. The tradename relates to the Flavor Fresh brand name and is being amortized on a straight-line basis over twenty years.

NOTE 7  SHORT-TERM BORROWINGS

    During 1997, the Company entered into loan agreements with a bank to provide short-term dollar denominated debt of up to $34.5 million. In February 1997, the Company entered into a revolving credit agreement to provide up to $9.5 million (as amended) in the United States collateralized by US finished goods inventories and US accounts receivable. In April 1997, the Company entered into additional revolving credit agreements to provide up to $15.0 million (as amended) in Mexico collateralized by Mexico finished goods inventories and Mexico accounts receivable from export sales. In May 1997, the Company entered into a bridge loan agreement for short-term dollar denominated debt in Mexico of up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations. This bridge loan is collateralized by land and improvements and equipment in Mexico.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At December 31, 1997 the Company was in violation of certain financial covenants and restrictions under these agreements, which the lender has waived as of that date and has established new financial covenant levels and restrictions for 1998. Among the new restrictions, the Company will be charged a $25,000 monthly fee in the event the $10.0 million bridge loan facility is not paid in full by July 31, 1998. At December 31, 1997, the Company had outstanding loan balances under the revolving credit agreements and bridge loan agreement of $19.2 and $10.0 million, respectively, which were fully utilized. These agreements are now scheduled to mature on January 1, 1999.

    In November, 1997, ICMOSA entered into a three year unsecured loan agreement with a Mexican bank for short-term dollar denominated debt of up to $6.0 million. At December 31, 1997 the outstanding loan balance was $2.0 million which is scheduled to mature on June 9, 1998.

    The weighted average interest rate on short-term borrowings as of December 31, 1997 was 8.6%.

NOTE 8  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                   DECEMBER 31,
                                                                                -------------------
                                                                                 1996       1997
                                                                                -------     -------
                                                                                   (IN THOUSANDS)
     Note payable to bank, unsecured; interest at Libor + 5%
       payable quarterly, unpaid principal due February 1, 1999 ...........     $    --     $ 2,400
     Note payable to bank, unsecured; interest at Libor + 5%
       payable quarterly, unpaid principal due March 1, 1999 ..............          --       1,600
     Note payable to bank, collateralized by McAllen, Texas
       warehouse property and improvements; principal and interest at Prime + .5% payable monthly, unpaid principal and
       interest due September 6, 2012 .....................................          --       2,053
     Non-compete covenant obligations totaling $1.5 million,
      discounted at 9%, payable monthly through May 1, 2001 ...............       1,327         986
     Note payable to bank, collateralized by plant and equipment in Mexico; principal and interest at 18.5% payable monthly;
       unpaid principal and interest due November 25, 2004 ................       1,243       1,168
     Note payable to bank, collateralized by machinery and
       equipment in the United States; principal and interest at
       8.66% payable in monthly installments of $16,475; unpaid
       principal and interest due January 1, 2002 .........................         800         666
     Note payable to bank; collateralized by plant and equipment in Mexico; principal and interest at Libor + 8% payable
       monthly; unpaid principal and interest due December 30, 2001 .......         759         759
     Other notes payable ..................................................       1,317         649
                                                                                -------     -------
                                                                                  5,446      10,281
     Less current portion .................................................       1,114       1,655
                                                                                -------     -------
                                                                                $ 4,332     $ 8,626
                                                                                =======     =======

    Certain of the loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance of the assets and timely presentation of financial information.

    All long-term debt at December 31, 1997 is U.S. dollar denominated except for $1,168,000 which is Mexican peso denominated and $42,000 which is Canadian dollar denominated.

    Based on interest rates provided by the Company's long-term debt and the floating rates provided on its short-term borrowings, the Company believes the carrying amounts of its short and long-term debt approximate their fair value.

    Maturities of long-term debt are as follows:

                                                                  (IN THOUSANDS)
                1998...........................................         $  1,655
                1999...........................................            4,792
                2000...........................................              826
                2001...........................................              582
                2002...........................................              283
                Thereafter.....................................            2,143
                                                                        --------
                                                                        $ 10,281
                                                                        ========

NOTE 9  RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. Payments made pursuant to the operating agreement were $347,000, $116,000 and $42,000 during the years ended December 31, 1995, 1996 and 1997, respectively. The Vaquero family owns collectively an approximate 8% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. During the five year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value.

    The Company has subsequently elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At December 31, 1997 amounts due from IHMSA of $1,465,000 represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option.

    Effective July 1, 1995, the Company entered into a ten year operating agreement with Empacadora de Naranjas Azteca, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. During the six-month period ended June 30, 1995, Azteca co-packed approximately $1.4 million of fruit for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. Payments made pursuant to the operating agreement were $143,000, $1,000 and $61,000 during the years ended December 31, 1995, 1996 and 1997, respectively. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

    Transactions with related parties are as follows:

                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                        1995          1996         1997
                                        ----          ----         ----
                                               (IN THOUSANDS)
     Sales ........................     $  379     $        --     $ --
                                        ======     ===========     ====
     Purchases ....................     $2,016     $       121     $190
                                        ======     ===========     ====

    In November, 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 200 hectares (494 acres) of land located in Loma Bonita, Veracruz, Mexico for the development of citrus groves. The lease commenced in December, 1995 and expires in ten years. Loma Bonita Partners is 50% owned by an officer, who is also a director and shareholder of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties. Rent expense on this lease was $5,670, $68,870 and $78,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    P&C Services, Inc. (P&C) is a California corporation owned by officers and management of Simply Fresh that leased the hourly plant employees to Simply Fresh. This employee leasing arrangement was terminated in 1997. Payments made to P&C during 1996 and 1997 amounted to approximately $1.0 million and $741,000, respectively. The balance payable to P&C at December 31, 1997 represents non-interest bearing cash advances from P&C to Simply Fresh.

    Receivable and payable balances with related parties are as follows:

                                                                              DECEMBER 31,
                                                                           -----------------
                                                                            1996        1997
                                                                           ------     ------
                                                                            (IN THOUSANDS)
     Accounts receivable:
       Empacadora de Naranjas Azteca, S.A. de C.V. (Azteca) ..........     $  221     $  213
       Industrias Horticolas de Montemorelos, S.A. de C.V. (IHMSA) ...        320      1,465
       Other .........................................................         91         --
                                                                           ------     ------
                                                                           $  632     $1,678
                                                                           ======     ======
     Accounts payable:
        P&C Services, Inc. ...........................................     $  103     $  104
       Industrias Horticolas de Montemorelos, S.A. de C.V. (IHMSA) ...          3         --
                                                                           ------     ------
                                                                           $  106     $  104
                                                                           ======     ======

    The Company operates a 144 acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten year operating agreement that expires in 2000. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties. Fruit purchases from the grove were $8,000, $121,000 and $190,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    The Company leases its corporate office facility from a company owned by an individual who served as the Company's president and was a shareholder of the Company through February, 1998. Rent expense on this lease was $36,000, $98,250 and $110,700 for the years ended December 31, 1995, 1996 and 1997, respectively.

    During 1995, 1996 and 1997, the Company paid Jordaan, Howard and Pennington, PLLC amounts of $106,145, $299,723 and $179,962, respectively, for legal services rendered. Mr. Jordaan, a director and, commencing in February, 1998, chairman of the Company, is a member of Jordaan, Howard & Pennington, PLLC.

NOTE 10  LEASES

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

    As described in Note 9, the Company leases its corporate office facility and a 494 acre citrus grove from related parties. The related party building lease expires in 2000, but its term may be renewed for a five-year period. The related party citrus grove lease expires in 2005.

    Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 1997, consist of the following:

                            RELATED
                            PARTIES         OTHER           TOTAL
                            -------         -----           -----
                                       (IN THOUSANDS)
 1998.............           $  78            $916         $   994
 1999.............              78             865             943
 2000.............              78             874             952
 2001.............              78             625             703
 2002.............              78             513             591
 Thereafter.......             234             943           1,177

    Rent expense was $670,000, $1,159,000 and $1,234,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 11  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows:

                                                                DECEMBER 31,
                                                            -------------------
                                                             1996          1997
                                                            -------      ------
                                                              (IN THOUSANDS)
     Deferred tax assets:
       Net operating loss carryforwards ...............     $ 1,132      $4,332
       Inventories ....................................         200         582
       Asset tax credit ...............................         975       1,057
       Credit available to offset Mexican tax .........         192         249
       Accrued expenses ...............................         156         318
       Bad debt reserve ...............................          --         260
       Intangible assets ..............................          --         232
       Other ..........................................         171         114
                                                            -------      ------
     Total deferred tax assets ........................       2,826       7,144
     Less valuation allowance .........................          --      (2,990)
                                                            -------      ------
     Net deferred tax assets ..........................     $ 2,826      $4,154
                                                            =======      ======

     Deferred tax liabilities:
       Depreciation ...................................     $ 2,251      $2,091
       Inventories ....................................       4,003       5,862
       Other ..........................................         156         419
                                                            -------      ------
     Deferred tax liabilities .........................     $ 6,410      $8,372
                                                            =======      ======

    Income (loss) before income taxes and extraordinary gain relating to operations in the United States and Mexico is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1995         1996          1997
                                             -------      -------      -------
                                                      (IN THOUSANDS)
     United States ......................    $   364      $(2,749)     $(7,102)
     Mexico .............................      4,261        2,690       (2,640)
                                             -------      -------      -------
                                             $ 4,625      $   (59)     $(9,742)
                                             =======      =======      =======

    The components of the provision for income taxes include the following:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   1995         1996      1997
                                                  -------      -----      -----
                                                          (IN THOUSANDS)
     U.S. federal -- current ................     $   198      $(386)     $ (76)
     U.S. state -- current ..................          31        (48)        14
     U.S. deferred ..........................         (32)      (488)       565
                                                  -------      -----      -----
                                                      197       (922)       503
                                                  -------      -----      -----
     Foreign -- current .....................          43        127         40
     Foreign -- deferred ....................       1,438        523       (466)
                                                  -------      -----      -----
                                                    1,481        650       (426)
                                                  -------      -----      -----
                                                  $ 1,678      $(272)     $  77
                                                  =======      =====      =====

Principal reconciling items from income tax computed at the U.S. statutory rate of 34% are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1995        1996        1997
                                                       -------      -----      -------
                                                                (IN THOUSANDS)
     Provision at 34% statutory rate .............     $ 1,573      $ (20)     $(3,312)
     State income tax (net of federal benefit) ...          21       (103)        (228)
     Permanent differences .......................          --       (438)         852
     Effect of foreign rates .....................         273          3           (2)
     Other .......................................          22        286         (223)
     Change in valuation allowance ...............        (211)        --        2,990
                                                       -------      -----      -------
                                                       $ 1,678      $(272)     $    77
                                                       =======      =====      =======

    The Company has a net operating loss carryforward in the United States of $4,633,000 which begins to expire in 2011 and in Mexico of $7,628,000 which begins to expire in 2006. The Mexican subsidiaries have asset tax credits totaling $1,057,000 available to offset Mexican income tax which begin to expire in 1999. One Mexican subsidiary also has a job creation credit of $249,000 available to offset income tax in Mexico, which will begin to expire in 2006.

NOTE 12  STOCK OPTIONS

    In 1994, the Company adopted an employee stock option plan and an outside director stock option plan ("the Plans"). In 1997, the Company amended the employee stock option plan to reserve an additional 340,000 shares of common stock for issuance thereunder. The Plans authorize the Board of Directors to grant options to employees and consultants of the Company and to outside directors of the Company to purchase up to 820,000 shares of common stock under the employee stock option plan, as amended, and 100,000 shares for the outside directors stock option plan. The terms and the vesting period of any option granted under the Plans is fixed by the Board of Directors at the time the option is granted, provided that the exercise period may not be greater than 10 years from the date of grant. The exercise price of any option granted under the employee stock option plan shall not be less than 100% and 85% of the fair market value of the stock on the date of the grant for Incentive Stock Options and Nonstatutory Stock Options, as defined, respectively. The exercise price of any option granted under the outside directors stock option plan shall not be less than 100% of the fair market value of the stock on the date of the grant. The Company has reserved 820,000 and 100,000 shares for issuance pursuant to the employee stock option plan and the outside directors stock option plan, respectively.

                                                           EMPLOYEE STOCK       OUTSIDE DIRECTORS STOCK
                                                            OPTION PLAN              OPTION PLAN
                                                        ----------------------  -----------------------
                                                                      WEIGHTED-                WEIGHTED-
                                                                       AVERAGE                 AVERAGE
                                                                      EXERCISE                 EXERCISE
                                                        OPTIONS        PRICE    OPTIONS         PRICE
                                                        -------      ---------  -------      ---------
     Options outstanding, January 1, 1995 ........      220,000      $    3.50   60,000      $    3.50
         Granted .................................      163,000           4.61    7,500           7.13
         Exercised ...............................       (5,000)          3.50       --            .--
                                                        -------                  ------
     Options outstanding, December 31, 1995 ......      378,000           3.98   67,500           3.90
         Granted .................................       12,500          11.30    7,500          17.00
         Exercised ...............................      (23,500)          3.50   (7,000)          3.50
         Forfeited ...............................       (5,000)          3.50       --            .--
                                                        -------                  ------
     Options outstanding, December 31, 1996 ......      362,000           4.27   68,000           5.39
         Granted .................................      195,000           7.25    7,500           6.88
         Exercised ...............................      (37,500)          3.50       --            .--
         Forfeited ...............................       (5,000)          3.50       --            .--
                                                        -------                  ------
     Options outstanding, December 31, 1997 ......      514,500           5.46   75,500           5.54
                                                        =======                  ======

     Exercisable at December 31,
         1995 ....................................       50,000      $    3.50   67,500      $    3.90
         1996 ....................................      117,250           3.89   68,000           5.39
         1997 ....................................      181,125           4.13   75,500           5.54

     Weighted-average fair value of options
     granted during the years ended:
         December 31, 1995 .......................      $  1.87                              $    2.60
         December 31, 1996 .......................         4.51                                   6.27
         December 31, 1997 .......................         3.10                                   2.53

    Exercise prices for employee options outstanding as of December 31, 1997 ranged from $3.50 to $12.25. The weighted-average remaining contractual life of those options is 2.5 years. Exercise prices for outside directors options outstanding as of December 31, 1997 ranged from $3.50 to $17.00. The weighted-average remaining contractual life of those options is 1.6 years. All options granted under the outside directors stock option plan are immediately exercisable. Options issued to employees during 1995, 1996 and 1997 vest ratably over four years.

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

    Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 7.0%, 5.7% and 6.2%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's common stock of .45, .45 and .45; and a weighted-average expected life of the option of 3.9, 3.5 and 4.0 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                      1995         1996         1997
                                                  ------------  ----------  ------------
     Pro forma net income (loss) ............     $      2,872  $      419  $     (9,859)
     Pro forma earnings (loss) per share:
         Basic ..............................     $       0.55  $     0.06  $      (1.15)
         Diluted ............................     $       0.52  $     0.05  $      (1.15)

    Because FASB 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its proforma effect will not be fully reflected until 1998.

NOTE 13  CAPITAL STOCK

    On August 11, 1994, the Company completed an initial public offering of 550,000 units consisting of a total of 1,650,000 shares of its common stock and 1,100,000 Redeemable Common Stock Purchase Warrants ("the Warrants"). The Warrants were transferable separately from the common stock and entitled the holder to purchase one share of the Company's common stock at an exercise price of $4.50 per share. On June 8, 1995 the Company notified all registered holders of the Warrants of its intention to redeem all of the outstanding Warrants by July 21, 1995 at a call price of $0.05 per warrant. During 1995, the Company issued 1,099,990 shares of common stock on the exercise of a like amount of the Warrants with gross proceeds to the Company of $4,949,955.

    In conjunction with the initial public offering on August 11, 1994, the Company issued warrants to its underwriting representatives ("the Representatives' Warrants") to purchase up to 55,000 units consisting of a total of 165,000 shares of its common stock and 110,000 Redeemable Common Stock Purchase Warrants. The Representatives' Warrants are exercisable for a period of five years from the offering date at a price per unit of $15.00. The Company reserved 275,000 shares for issuance upon the exercise of the Representatives' Warrants and the underlying Redeemable Common Stock Purchase Warrants. During 1995, the Company issued 163,060 shares of common stock on the exercise of 32,612 Representatives' Warrants and the 65,224 underlying Redeemable Common Stock Purchase Warrants with gross proceeds to the Company of $782,688. During 1996, the Company issued 33,750 shares of common stock on the exercise of 6,750 Representatives' Warrants and the 13,500 underlying Redeemable Common Stock Purchase Warrants with gross proceeds to the Company of $162,000. At December 31, 1997 there were 15,638 Representatives' Warrants outstanding.

    On June 14, 1996, the Company completed its secondary public offering whereby it sold 1,677,000 shares of its common stock at $14.50 per share with net proceeds to the company of $22.2 million.

NOTE 14  RESTRICTIONS ON RETAINED EARNINGS

    Under the terms of its loan agreements with a bank, the Company may not declare or pay any dividends on its shares without the bank's prior written consent.

NOTE 15  SEGMENT AND GEOGRAPHIC INFORMATION

    The Company's operations involve a single industry segment; growing, processing, marketing and distributing citrus and tropical fruit products, including chilled and canned cut fruits, citrus juices and oils, and other specialty food ingredients. Financial information, summarized by geographic location, is as follows:

                                                     UNITED STATES
                                                      AND CANADA      MEXICO    ELIMINATIONS    CONSOLIDATED
                                                      ----------      ------    ------------    ------------
                                                                         (IN THOUSANDS)
     Year ended December 31, 1995:
        Sales to unaffiliated customers ..........     $ 23,898      $ 12,968      $     --      $ 36,866
        Transfers between geographic areas .......           --        12,937       (12,937)           --
                                                       --------      --------      --------      --------
        Total revenue ............................     $ 23,898      $ 25,905      $(12,937)     $ 36,866
                                                       ========      ========      ========      ========
        Operating profit .........................     $    364      $  4,410      $   (149)     $  4,625
                                                       ========      ========      ========      ========
        Identifiable assets ......................     $  9,679      $ 17,165      $   (226)     $ 26,618
                                                       ========      ========      ========      ========
     Year ended December 31, 1996:
        Sales to unaffiliated customers ..........     $ 44,118      $ 21,120      $     --      $ 65,238
        Transfers between geographic areas .......        2,733        24,161       (26,894)           --
                                                       --------      --------      --------      --------
        Total revenue ............................     $ 46,851      $ 45,281      $(26,894)     $ 65,238
                                                       ========      ========      ========      ========
        Operating profit (loss) ..................     $ (2,594)     $  2,939      $   (404)     $    (59)
                                                       ========      ========      ========      ========
        Identifiable assets ......................     $ 29,132      $ 39,215      $  8,336      $ 76,683
                                                       ========      ========      ========      ========
     Year ended December 31, 1997:
        Sales to unaffiliated customers ..........     $ 65,763      $ 15,521      $     --      $ 81,284
        Transfers between geographic areas .......        4,599        36,173       (40,772)           --
                                                       --------      --------      --------      --------
        Total revenue ............................     $ 70,362      $ 51,694      $(40,772)     $ 81,284
                                                       ========      ========      ========      ========
        Operating profit (loss) ..................     $ (6,497)     $ (2,266)     $   (979)     $ (9,742)
                                                       ========      ========      ========      ========
        Identifiable assets ......................     $ 30,608      $ 60,862      $  3,146      $ 94,616
                                                       ========      ========      ========      ========

NOTE 16  EXTRAORDINARY GAIN

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

    In May, 1997, ICMOSA retired certain outstanding long-term debt with Union de Credito Allende, a Mexican credit union, at a discount of 50% granted pursuant to FOPIME and through the participation of Nacional Financiera, a Mexican development bank, to help provide liquidity to the Mexican credit unions. The debt reduction amounted to $2.0 million pesos or approximately US $248,000.

    Provisions for Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on these gains from debt forgiveness.

NOTE 17  COMMITMENTS AND CONTINGENCIES

    In May, 1996, the Company entered into a non-assignable, exclusive license and technical assistance agreement with a Japanese company for the right to manufacture and sell certain fruit products in the US, Canada and Mexico. Pursuant to the agreement, the Company pays a 3% royalty based on the net sales of these products, subject to an annual minimum royalty amount, which is reported and paid quarterly. The agreement is for an initial term of five years with automatic one year renewals unless terminated by either party. At December 31, 1997 minimum annual royalties of $200,000 are payable through April, 2001.

    In October, 1996, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a ten year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of this Supply Contract, GISE will plant and grow approximately 12,000 acres of Italian lemons for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, 750,000 lemon trees, enough to plant approximately 7,200 acres. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The Company estimates that this project will require capital expenditures of $4.5 million in 1998. The total capital requirements for the project are estimated to be approximately $27.0 million over the next four years. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing can be obtained on acceptable terms, or at all. The inability to obtain third party financing for this project could have a material adverse effect on the Company.

    In December, 1996, the Company entered into a deposit, operation and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. for the operation of the Frutalamo juice processing plant. Pursuant to the terms of the agreement, the Company is to pay a non-refundable guaranty deposit of $1.9 million for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. An initial deposit of $650,000 was paid upon execution of the agreement with the balance payable in annual installments of $420,000 each through October 30, 1999. As of December 31, 1997,the deposit amounted to $950,000. The stock purchase option is exercisable on October 30, 1999 for an additional sum of $6.0 million, with $1.8 million payable at that time and the balance payable over a five year period with interest at an annual rate of 7%. Additionally, the agreement requires the Company to pay a contractual penalty of $1.0 million to the owners of Frutalamo in the event the agreement is rescinded.

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the five year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At December 31, 1997 amounts due from IHMSA of $1,465,000 represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option. Presently, the fair market value of the IHMSA plant is approximately $6.5 million and IHMSA has outstanding debt of approximately $3.4 million.

    During 1997, the previous owners of Simply Fresh Fruit, Inc. requested that the common stock price protection provisions of the May 9, 1996 acquisition agreement be satisfied by the Company. The Company had previously issued 90,909 shares of its common stock in consideration of $1.5 million of the acquisition purchase price. This request as well as other issues related to the acquisition agreement are presently the subject of binding arbitration proceedings. The actual number of additional shares to be issued by the Company, if any, has yet to be determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in the Company's 1998 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in the Company's 1998 Proxy Statement. Information in the section and subsection titled "Report of the UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in the Company's 1998 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers", "Compensation of Directors" and "Certain Transactions" in the Company's 1998 Proxy Statement.


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

    (3) EXHIBITS

    NUMBER
    EXHIBIT                        EXHIBIT
    -------                        -------
     3.1      Articles of Incorporation of The UniMark Group, Inc., as amended(1)
     3.2      Amended and Restated Bylaws of The UniMark Group, Inc.(1)
     3.3      Articles of Exchange of The UniMark Group, Inc.(1)
     4.1      Specimen Stock Certificate(1)
     10.1     The UniMark Group, Inc. 1994 Employee Stock Option Plan(1)
     10.2     The UniMark Group, Inc. 1994 Stock Option Plan for Directors(1)
     10.3     Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de
              C.V.(1)
     10.4     Citrus Grove Lease Agreement(1)
     10.5     Asset Operating Agreement between the Registrant and Industrias
              Horticolas de Montemorelos, S.A. de C.V.(2)
     10.6     Lease agreement among Hector Gerardo Castagne Maitret, Carlos
              Courturier Arellano, Mauro Alberto Salazar Rangel, Miguel Angel
              Salazar Rangel, Alejandrina Trevino Garcia, Gerardo Trevino
              Garcia, Jorge Maitret and Industrias Citricolas de Montemorelos,
              S.A. de C.V.(2)
     10.7     Contract of Purchase and Sale between Empacadora Tropifrescos,
              Sociedad Anonima de Capital Variable and Industrias Citricolas de
              Montemorelos, S.A. de C.V.(2)
     10.8     Lease Agreement between Industrias Citricolas de Montemorelos,
              S.A. de C.V. and Valpak, S.A. de C.V. dated July 1, 1995(3)
     10.9     Asset Operating Agreement between Industrial Citricolas de
              Montemorelos, S.A. de C.V. and Empacadora de Naranjas Azteca, S.A.
              de C.V. dated July 1, 1995(3)
     10.10    Contract for Operation, Administration, and Purchase and Sale of
              Fruit between Industrial Citricolas de Montemorelos, S.A. de C.V.
              and Mr. Jorge Croda Manica ("Las Tunas") dated July 1, 1995(3)
     10.11    Lease Contract between Industrial Citricolas de Montemorelos, S.A.
              de C.V. and Mr. Mauro Alberto Salazar Rangel and Mr. Miguel Angel
              Salazar Rangel ("Huerta Loma Bonita") dated 1995(3)
     10.12    Unilateral Recognition of Indebtedness and Granting of Revolving
              Collateral between Industrial Citricolas de Montemorelos, S.A. de
              C.V. and Rabobank Curacao N.V. dated September 20, 1995(3)
     10.13    Amended and Restated Stock Purchase Agreement among The UniMark
              Group, Inc., 9029-4315 Quebec Inc., Michel Baribeau and Gestion
              Michel Baribeau Inc. dated January 3, 1996(4)
     10.14    Lease Agreement between Loma Bonita Partners and UniMark Foods,
              Inc. dated November 28, 1995(3)
     10.15    Lease Agreement between The UniMark Group, Inc. and Grosnez
              Partners dated January 1, 1996(3)
     10.16    Rural Property Sublease Agreement between Industrial Citricolas de
              Montemorelos, S.A. de C.V. and Lorenzo Uruiza Lopez dated October
              23, 1995(3)
     10.17    Purchase Agreement between Industrial Citricolas de Montemorelos,
              S.A. de C.V. and Jose Enrique Alfonso Perez Rodriquez dated
              October 23, 1995(3)
     10.18    Stock Purchase Agreement between The UniMark Group, Inc. and the stockholders of Grupo Industrial Santa Engracia dated April 30,
              1996(6)
     10.19    Stock Purchase Agreement between The UniMark Group,
              Inc., UniMark Foods, Inc., Sam Perricone Children's Trust 1972,
              Sam Perricone and Mark Strongin dated May 9, 1996(6)
     10.20    Employment Agreement by and between Grupo Industrial Santa
              Engracia, S.A. de C.V. and Ing Jose Ma. Martinez Brohez dated as of May 9, 1996(7)
     10.21    Lease Agreement by and among Ralphs Grocery Company, Simply Fresh
              Fruit, Inc. and Davalon Sales, Inc. dated as of March 1, 1994(7)
     10.22    Revolving Credit Agreement by and among UniMark Foods, Inc., The
              UniMark Group, Inc., UniMark International, Inc., Simply Fresh
              Fruit, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A. dated February 12, 1997. (9)
     10.23    Supply Contract between The Coca-Cola Export Corporation
              and Grupo Industrial Santa Engracia, S.A. de C.V. dated October 7,
              1996. (9)
     10.24    Loan Agreement made between Industrias Citricolas de
              Montemorelos, S.A. de C.V., Grupo Industrial Santa Engracia, S.A.
              de C.V., Agromark, S.A. de C.V., as borrowers; The UniMark Group,
              Inc., as guarantor, and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", as lender, dated May 29, 1997. (10)

     10.25    Revolving Loan Agreement with Security Interest by and between
              Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
              Grupo Industrial Santa Engracia, S.A. de C.V.
              "Gise", Agromark, S.A. de C.V. "Agromark", and Cooperatieve
              Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New
              York Branch dated April 10, 1997. (10)
     10.26    Revolving Loan Agreement with Security Interest by and between
              Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", as borrower,
              Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa",
              Agromark, S.A. de C.V. "Agromark", and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York
              Branch dated April 10, 1997. (10)
     10.27    First Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated October 7, 1997. (10)
     10.28    Second Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.,
              UniMark International, Inc., Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated November 12,
              1997. (10)
     10.29    Articles of Association of Gisalamo, S.A. de C.V. (11)
     10.30    Deposit, Operation, Exploitation and Stock Purchase Option
              Agreement by and among The UniMark Group, Inc. and Mr. Francisco
              Domenech Tarrago and Mr. Francisco Domenech Perusquia dated
              December 17, 1996 (11)
     10.31    Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
              Frutalamo, S.A. de C.V. dated December 17, 1996 (11)
     10.32    Non-Competition Agreement by and among The UniMark group, Inc. and
              Jorn Budde dated February 18, 1998 (12)
     21       Subsidiaries of the Registrant (11)
     23       Consent of Ernst & Young LLP (11)
     27       Financial Data Schedule, year ended December 31, 1997 (11)
     27.1     Financial Data Schedule, restated, year ended December 31, 1996
              (11)

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

    (9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    (10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

    (11) Filed herewith.

    (12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 18, 1998.
    ---------------------------------------------------------------------------
    (4)   REPORTS ON FORM 8-K

    The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The UniMark Group, Inc.
                                                 (Registrant)

                                     By: /s/  Rafael Vaquero Bazan
                                        --------------------------------------
                                              Rafael Vaquero Bazan
                                          President and Chief Executive Officer
Dated:  March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

               SIGNATURE                         TITLE                                  DATE
               ---------                         -----                                  ----
    /s/  Jakes Jordaan                  Director, Chairman                          March 27, 1998
    ---------------------------------
    Jakes Jordaan



    /s/  Rafael Vaquero Bazan           President, Chief Executive Officer,         March 27, 1998
    ---------------------------------   Chief Operating Officer and Director
    Rafael Vaquero Bazan                (Principal Executive Officer)




    /s/  Keith Ford                     Vice-president -- Finance,                  March 27, 1998
    ---------------------------------   Secretary and Treasurer (Principal
    Keith Ford                          Financial and Accounting Officer)




    /s/  Eduardo Vaquero Bazan          Director                                    March 27, 1998
    ---------------------------------
    Eduardo Vaquero Bazan


    /s/  Jose Martinez Brohez           Director                                    March 27, 1998
    ---------------------------------
    Jose Martinez Brohez


    /s/  Pedro Vaquero Garcia           Director                                    March 27, 1998
    ---------------------------------
    Pedro Vaquero Garcia


    /s/  Fernando Camacho Casas         Director                                    March 27, 1998
    ---------------------------------
    Fernando Camacho Casas

    NUMBER
    EXHIBIT                        EXHIBIT INDEX
    -------
     3.1      Articles of Incorporation of The UniMark Group, Inc., as
              amended(1)
     3.2      Amended and Restated Bylaws of The UniMark Group, Inc.(1)
     3.3      Articles of Exchange of The UniMark Group, Inc.(1)
     4.1      Specimen Stock Certificate(1)
     10.1     The UniMark Group, Inc. 1994 Employee Stock Option Plan(1)
     10.2     The UniMark Group, Inc. 1994 Stock Option Plan for Directors(1)

     10.3 Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de
              C.V.(1)
     10.4     Citrus Grove Lease Agreement(1)
     10.5     Asset Operating Agreement between the Registrant and Industrias
              Horticolas de Montemorelos, S.A. de C.V.(2)
     10.6     Lease agreement among Hector Gerardo Castagne Maitret, Carlos
              Courturier Arellano, Mauro Alberto Salazar Rangel, Miguel Angel
              Salazar Rangel, Alejandrina Trevino Garcia, Gerardo Trevino
              Garcia, Jorge Maitret and Industrias Citricolas de Montemorelos,
              S.A. de C.V.(2)
     10.7     Contract of Purchase and Sale between Empacadora Tropifrescos,
              Sociedad Anonima de Capital Variable and Industrias Citricolas de
              Montemorelos, S.A. de C.V.(2)
     10.8     Lease Agreement between Industrias Citricolas de Montemorelos,
              S.A. de C.V. and Valpak, S.A. de C.V. dated July 1, 1995(3)
     10.9     Asset Operating Agreement between Industrial Citricolas de
              Montemorelos, S.A. de C.V. and Empacadora de Naranjas Azteca, S.A.
              de C.V. dated July 1, 1995(3)
     10.10    Contract for Operation, Administration, and Purchase and Sale of
              Fruit between Industrial Citricolas de Montemorelos, S.A. de C.V.
              and Mr. Jorge Croda Manica ("Las Tunas") dated July 1, 1995(3)
     10.11    Lease Contract between Industrial Citricolas de Montemorelos, S.A.
              de C.V. and Mr. Mauro Alberto Salazar Rangel and Mr. Miguel Angel
              Salazar Rangel ("Huerta Loma Bonita") dated 1995(3)
     10.12    Unilateral Recognition of Indebtedness and Granting of Revolving
              Collateral between Industrial Citricolas de Montemorelos, S.A. de
              C.V. and Rabobank Curacao N.V. dated September 20, 1995(3)
     10.13    Amended and Restated Stock Purchase Agreement among The UniMark
              Group, Inc., 9029-4315 Quebec Inc., Michel Baribeau and Gestion
              Michel Baribeau Inc. dated January 3, 1996(4)
     10.14    Lease Agreement between Loma Bonita Partners and UniMark Foods,
              Inc. dated November 28, 1995(3)
     10.15    Lease Agreement between The UniMark Group, Inc. and Grosnez
              Partners dated January 1, 1996(3)
     10.16    Rural Property Sublease Agreement between Industrial Citricolas de
              Montemorelos, S.A. de C.V. and Lorenzo Uruiza Lopez dated October
              23, 1995(3)
     10.17    Purchase Agreement between Industrial Citricolas de Montemorelos,
              S.A. de C.V. and Jose Enrique Alfonso Perez Rodriquez dated
              October 23, 1995(3)
     10.18 Stock Purchase Agreement between The UniMark Group, Inc. and the stockholders of Grupo Industrial Santa Engracia dated April 30,
              1996(6)
     10.19    Stock Purchase Agreement between The UniMark Group,
              Inc., UniMark Foods, Inc., Sam Perricone Children's Trust 1972,
              Sam Perricone and Mark Strongin dated May 9, 1996(6)
     10.20    Employment Agreement by and between Grupo Industrial Santa
              Engracia, S.A. de C.V. and Ing Jose Ma. Martinez Brohez dated as of May 9, 1996(7)
     10.21    Lease Agreement by and among Ralphs Grocery Company, Simply Fresh
              Fruit, Inc. and Davalon Sales, Inc. dated as of March 1, 1994(7)
     10.22    Revolving Credit Agreement by and among UniMark Foods, Inc., The
              UniMark Group, Inc., UniMark International, Inc., Simply Fresh
              Fruit, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A. dated February 12, 1997. (9)
     10.23 Supply Contract between The Coca-Cola Export Corporation and Grupo Industrial Santa Engracia, S.A. de C.V. dated October 7,
              1996. (9)
     10.24    Loan Agreement made between Industrias Citricolas de
              Montemorelos, S.A. de C.V., Grupo Industrial Santa Engracia, S.A.
              de C.V., Agromark, S.A. de C.V., as borrowers; The UniMark Group,
              Inc., as guarantor, and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland", as lender, dated May 29, 1997. (10)
     10.25    Revolving Loan Agreement with Security Interest by and between
              Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
              Grupo Industrial Santa Engracia, S.A. de C.V.

              "Gise", Agromark, S.A. de C.V. "Agromark", and Cooperatieve
              Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New
              York Branch dated April 10, 1997. (10)
     10.26    Revolving Loan Agreement with Security Interest by and between
              Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", as borrower,
              Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa",
              Agromark, S.A. de C.V. "Agromark", and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York
              Branch dated April 10, 1997. (10)
     10.27    First Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated October 7, 1997. (10)
     10.28    Second Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.,
              UniMark International, Inc., Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated November 12,
              1997. (10)
     10.29    Articles of Association of Gisalamo, S.A. de C.V. (11)
     10.30    Deposit, Operation, Exploitation and Stock Purchase Option
              Agreement by and among The UniMark Group, Inc. and Mr. Francisco
              Domenech Tarrago and Mr. Francisco Domenech Perusquia dated
              December 17, 1996 (11)
     10.31    Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
              Frutalamo, S.A. de C.V. dated December 17, 1996 (11)
     10.32    Non-Competition Agreement by and among The UniMark group, Inc. and
              Jorn Budde dated February 18, 1998 (12)
     21       Subsidiaries of the Registrant (11)
     23       Consent of Ernst & Young LLP (11)
     27       Financial Data Schedule (11)
     27.1     Financial Data Schedule (11)


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

    (9) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    (10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

    (11) Filed herewith.

    (12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 18, 1998.