Form 10-Q
period 1998-03-31
UNIMARK GROUP INC
filed 1998-05-14
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
    [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       or

    [ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period
           from                  to
                 ---------------     ---------------


                         Commission file number 0-26096


                             THE UNIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                    75-2436543
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


              UNIMARK HOUSE
            124 MCMAKIN ROAD
            BARTONVILLE, TEXAS                               76226
  (Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code: (817) 491-2992


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

  As of May 11, 1998, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 8,632,826 shares

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 1997 and March 31, 1998.......................................................   3
         Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1997 and 1998.........................................   4
         Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1997 and 1998.........................................   5
         Notes to Condensed Consolidated Financial Statements - March 31, 1998.........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................................   9

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................................................  14


SIGNATURES............................................................................................   14



                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                           DECEMBER 31,         MARCH 31,
                                                                              1997                1998
                                                                            ---------          ----------
                                                                             (NOTE 1)          (UNAUDITED)
                                ASSETS
Current assets:
    Cash and cash equivalents.....................................          $   1,237          $    3,430
    Accounts receivable -- trade, net of allowance of $685 in
      1997 and $749 in 1998.......................................             11,599              15,411
    Accounts receivable -- other..................................                716                 697
    Inventories...................................................             25,726              26,503
    Income and value added taxes receivable.......................              2,312               1,927
    Prepaid expenses..............................................              1,605               1,370
                                                                            ---------          ----------
         Total current assets                                                  43,195              49,338
Property, plant and equipment, net of accumulated depreciation
  of $5,227 in 1997 and $5,861 in 1998............................             38,130              38,269
Deferred income taxes.............................................              1,847               1,847
Goodwill..........................................................              6,606               6,561
Identifiable intangible assets....................................              1,823               1,842
Due from related parties..........................................              1,678               1,703
Other assets......................................................              1,337               1,490
                                                                            ---------          ----------
         Total assets.............................................          $  94,616          $  101,050
                                                                            =========          ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings.........................................          $  31,452          $   35,078
    Current portion of long-term debt.............................              1,655               1,161
    Accounts payable .............................................              3,983               7,048
    Payable to related parties....................................                104                 104
    Accrued expenses..............................................              4,439               3,570
    Income taxes payable..........................................                 40                  --
    Deferred income taxes.........................................              6,050               6,615
                                                                            ---------          ----------
         Total current liabilities................................             47,723              53,576
Long-term debt, less current portion..............................              8,626               8,622
Deferred income taxes.............................................                 15                  15
Shareholders' equity:
    Common stock, $0.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 8,598,833 in
         1997 and 1998............................................                 86                  86
    Additional paid-in capital....................................             45,419              45,419
    Retained earnings (deficit)...................................             (7,253)             (6,668)
                                                                            ---------          ----------
         Total shareholders' equity...............................             38,252              38,837
                                                                            ---------          ----------
         Total liabilities and shareholders' equity...............          $  94,616          $  101,050
                                                                            =========          ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                             1997                1998
                                                                           --------            --------
                                                                            (IN THOUSANDS, EXCEPT FOR
                                                                                PER SHARE AMOUNTS)
Net sales.........................................................         $ 17,275            $ 24,532
Cost of products sold.............................................           11,855              16,623
                                                                           --------            --------
                                                                              5,420               7,909
Selling, general and administrative expenses......................            5,822               5,891
                                                                           --------            --------
Income (loss) from operations.....................................             (402)              2,018
Other income (expense):
    Interest expense..............................................             (543)             (1,145)
    Interest income...............................................              102                  52
    Foreign currency transaction gain (loss)......................              209                 248
    Other.........................................................                4                  49
                                                                           --------            --------
                                                                               (228)               (796)
                                                                           --------            --------
Income (loss) before income taxes.................................             (630)              1,222
Income tax expense ...............................................               11                 637
                                                                           --------            --------
Net income (loss) ................................................         $   (641)           $    585
                                                                           ========            ========


Net income (loss) per share:
    Basic.........................................................         $  (0.07)           $   0.07
                                                                           ========            ========
    Diluted.......................................................         $  (0.07)           $   0.07
                                                                           ========            ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ---------------------------
                                                                             1997                1998
                                                                            -------             -------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ................................................          $  (641)            $   585
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization................................              778                 905
     Deferred income taxes........................................              317                 565
     Changes in operating assets and liabilities:
        Receivables...............................................           (2,427)             (3,408)
        Inventories...............................................           (6,197)               (777)
        Prepaid expenses..........................................              (28)                235
        Payables and accrued expenses.............................            1,961               2,156
                                                                            -------             -------
Net cash provided by (used in) operating activities...............           (6,237)                261

INVESTING ACTIVITIES
Purchases of property, plant and equipment........................           (1,659)               (898)
Increase in identifiable intangible assets........................              (22)               (120)
Increase in amounts due from related parties......................              (48)                (25)
Increase in other assets..........................................             (837)               (153)
                                                                            -------             -------
Net cash used in investing activities.............................           (2,566)             (1,196)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock........................               79                  --
Net increase in short-term borrowings.............................            7,817               3,626
Proceeds from long-term debt......................................            1,291                 240
Payments of long-term debt........................................             (857)               (738)
                                                                            -------             -------
Net cash provided by financing activities.........................            8,330               3,128
                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents..............             (473)              2,193
Cash and cash equivalents at beginning of period..................            4,268               1,237
                                                                            -------             -------
Cash and cash equivalents at end of period........................          $ 3,795             $ 3,430
                                                                            =======             =======

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The Company has several projects and commitments requiring substantial capital. Although the Company is exploring various financing options and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized and costs deferred related to these projects and commitments.

    Additionally, the Company has recently relied upon bank financing to finance its working capital and certain of its capital expenditure needs. Although the principal loan facilities have been extended until January 1, 1999, no assurances can be given that the lender will continue to renew such loan facilities. The Company's cash requirements for 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with its primary lender and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company.

    Interim Financial Statements: The condensed consolidated financial statements at March 31, 1998, and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K incorporated herein by reference. The results of operations for the three months ended March 31, 1998 and for the year ended December 31, 1997 are not necessarily indicative of future financial results.

    Year End Financial Statement: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation in the accompanying financial statements.

NOTE  2  -  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share for income (loss) from continuing operations:


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   1997         1998
                                                                 -------      -------
                                                               (IN THOUSANDS, EXCEPT FOR
                                                                  PER SHARE AMOUNTS)
    NUMERATOR
    Net income (loss)......................................      $  (641)     $   585

    DENOMINATOR
    Denominator for basic earnings per share - weighted
      average shares.......................................        8,577        8,599
    Effect of dilutive securities:
      Employee and director stock options..................           --           44
      Warrants.............................................           --           --
                                                                 -------      -------

    Dilutive potential common shares.......................        8,577        8,643
                                                                 -------      -------
    Denominator for diluted earnings per share - weighted
      average shares adjusted for assumed conversions......        8,577        8,643
                                                                 =======      =======

    Basic earnings (loss) per share........................      $ (0.07)     $  0.07
                                                                 =======      =======
    Diluted earnings (loss) per share......................      $ (0.07)     $  0.07
                                                                 =======      =======



NOTE  3  -  INVENTORIES

    Inventories consist of the following:


                                                         DECEMBER 31,         MARCH 31,
                                                            1997                 1998
                                                          --------             --------
                                                                  (IN THOUSANDS)
       Finished goods:
           Cut fruits ...............................     $ 12,983             $ 13,260
           Juice and oils ...........................        2,592                3,419
                                                          --------             --------
                                                            15,575               16,679
       Advances to suppliers and orchards............        5,718                5,982
       Raw materials and supplies....................        4,433                3,842
                                                          --------             --------
                                                          $ 25,726             $ 26,503
                                                          ========             ========



NOTE  4  -  SUBSEQUENT EVENTS

    In April , 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract which supersedes all previous agreements, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and harvesting of the first crops is now projected to begin in late 2000 with full production scheduled for 2013. Total capital requirements for the project including land acquisition, seedlings, capital equipment and planting costs are estimated to be approximately $17.5 million over the next four years of which $5.3 million will be required in 1998. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    Effective May 1, 1998, the Company issued an additional 23,993 common shares to the former owner of Les Produits Deli-Bon Inc. pursuant to the price protection provisions of the January 3, 1996 acquisition agreement.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             -------------------
                                                             1997         1998
                                                             -----        -----
 Net sales...........................................        100.0%       100.0%
 Cost of products sold...............................         68.6         67.8
                                                             -----        -----
 Gross profit........................................         31.4         32.2
 Selling, general and administrative expenses........         33.7         24.0
                                                             -----        -----
 Income (loss) from operations.......................         (2.3)         8.2
 Other income (expense):
     Interest expense................................         (3.1)        (4.7)
     Interest income.................................          0.6           .2
     Other ..........................................          1.2          1.3
                                                             -----        -----
 Income (loss) before income taxes...................         (3.6)         5.0
 Income tax expense .................................          0.1          2.6
                                                             -----        -----
 Net income (loss) ..................................         (3.7)%        2.4%
                                                             =====        =====


Three Months Ended March 31, 1997 and 1998

    Net sales increased 42% from $17.3 million in 1997 to $24.5 million in 1998. This increase was primarily due to increases in citrus juice and oil sales, retail sales and sales to Japan. Citrus juice and oil sales increased from $1.3 million in 1997 to $7.3 million in 1998. Favorable raw material costs and increased production volume reduced the average unit cost of citrus juice inventories in excess of the decline in the average market sales price. With the reduced inventory cost, the Company is once again able to sell its frozen concentrate orange juice competitively in the European market as well as the US market. Retail sales increased 22% from $6.6 million in 1997 to $8.1 million in 1998 as the result of increased distribution and demand and the success of the new canned product lines. Sales to Japan increased from $0.9 million in 1997 to $1.6 million in 1998 as the Company has expanded its product line to include canned, frozen and industrial products and broadened its customer base in Japan.

    Foodservice sales decreased 21% from $5.7 million in 1997 to $4.5 million in 1998 primarily as the result of increased competition and the Company's decision to close its plant facility in the Northeast US in the fourth quarter of 1997 (see "Restructuring Initiatives"). After closing this facility, it no longer was practical to supply many of the small foodservice accounts previously serviced out of Lawrence, Massachusetts. In addition, existing customers had to adjust their ordering schedules to provide additional lead-time for delivery of their orders through the McAllen, Texas warehouse facility. Club sales decreased 16% from $2.5 million in 1997 to $2.1 million in 1998 primarily as a result of discontinuing production of the Company's avocado products in the first quarter of 1998 and increased competition particularly on mixed fruit items. While the Company has halted all production of avocado products due to quality control issues it has recently achieved new distribution on the West coast for its mango, rio red grapefruit and mixed fruit products.

    Gross profit as a percentage of net sales increased from 31.4% in 1997 to 32.2% in 1998. Gross profit on cut fruit sales increased from 31.8% in 1997 to 34.3% in 1998. This increase is primarily the result of lower costs of inventories due to increased production volume and efficiencies (see "Restructuring Initiatives"), a price increase implemented in the first quarter of 1998 and the relative increase in higher profit margin retail sales. Gross profit on citrus juice and oil sales increased from 26.1% in 1997 to 27.5% in 1998 primarily as the result of reduced costs of inventories due to increased production volume and favorable raw material costs.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 33.7% in 1997 to 24.0% in 1998. This decrease is primarily the result of the relative increase in juice and oil sales that do not require significant sales and marketing expenditures and cost savings realized from the Company's reorganization of its cut fruit operations. See "Restructuring Initiatives".

    Interest expense increased from 3.1% of net sales in 1997 to 4.7% in 1998. Actual interest expense increased from $0.5 million in 1997 to $1.1 million in 1998. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume.

    Interest income of $102,000 was earned in 1997 and $52,000 in 1998 primarily from the temporary cash investment of excess cash balances.

     A foreign currency transaction net gain of $209,000 in 1997 and $248,000 in 1998 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    As a result of the foregoing, the Company reported a net loss of $641,000 in 1997 while reporting net income of $585,000 in 1998.

RESTRUCTURING INITIATIVES

    During the second half of 1997, the Company began implementing an internal operating reorganization plan that involved consolidating fruit processing operations in Mexico and distribution functions in the United States. In this regard, the Company ceased operations at the Lawrence, Massachusetts, San Rafael and Zamora plants and moved this production to the main Montemorelos plants. In addition, the Company began originating all US distribution from the McAllen, Texas warehouse facility. Although no assurances can be given, this internal reorganization is expected to result in a number of benefits including increasing operating efficiencies at existing plants, streamlining organizational structure and reducing overhead and administrative costs. Implementation of the reorganization plan was substantially completed during the first quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, cash and cash equivalents totaled $3.4 million, an increase of $2.2 million from year end 1997. During 1998, operating activities provided net cash of $261,000. Cash was utilized to finance a $3.4 million increase in trade receivables resulting from the increased sales volume in 1998.

     During 1998, UniMark utilized cash of $1.2 million in investing activities. Of this amount, $0.9 million was expended on property, plant and equipment.

    The Company's financing activities provided net cash of $3.6 million from additional short-term borrowings and $240,000 from additional long-term borrowings, primarily equipment financing. Cash was utilized to reduce long-term debt by $738,000 in 1998. In March, 1998 the Company entered into a new $2.5 million short-term loan agreement with Banamex in Mexico guaranteed by individual shareholders. In addition, the Company drew an additional $1.9 million on its line of credit with Banorte while reducing its other short-term borrowings.

    The Company has entered into loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $34.5 million. These agreements are as follows:
(i) a revolving credit agreement to provide up to $9.5 million collateralized by finished goods inventories in the US and accounts receivable from US customers,
(ii) revolving credit agreements to provide up to $15.0 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries and (iii) a loan agreement to provide up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations in Mexico. This bridge loan is collateralized by land and improvements and equipment in Mexico.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At March 31, 1998 the Company was in violation of certain financial covenants and restrictions under these agreements, which Rabobank Nederland has waived as of that date. At March 31, 1998, the Company had outstanding loan balances under the revolving credit agreements and bridge loan agreement of $18.6 and $10.0 million, respectively, with $1.0 million available under the US revolving line. These agreements are scheduled to mature on January 1, 1999.

    During 1998, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. Although these loan facilities with Rabobank Nederland have been extended until January 1, 1999, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions to extend or replace existing working capital facilities and to establish a permanent long-term debt facility to replace the bridge loan. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities would have a material adverse affect on the Company and its ability to continue as a going concern.

    In April , 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract which supersedes all previous agreements, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and harvesting of the first crops is now projected to begin in late 2000 with full production scheduled for 2013. Total capital requirements for the project including land acquisition, seedlings, capital equipment and planting costs are estimated to be approximately $17.5 million over the next four years of which $5.3 million will be required in 1998. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

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

                        EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits
         27       Financial Data Schedule

B.       Reports on Form 8-K

         On February 19, 1998 the Company filed a current report on Form 8-K announcing the resignation of the Company's then President, Chief Executive Officer and Chairman and the concurrent acquisition of his shares of common stock by a private group led by Rafael Vaquero, the Company's Chief Operating Officer.





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


                                       THE  UNIMARK  GROUP,  INC.
                                       --------------------------
                                               Registrant



   Date:   May 13, 1998                  /s/  Rafael Vaquero
                                       --------------------------
                                        Rafael Vaquero, President
                                      (Principal Executive Officer)


   Date:   May 13, 1998                     /s/  Keith Ford
                                       --------------------------
                                       Keith Ford, Vice President
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                             DESCRIPTION
  -----------     -------------------------------------------------------------

      27             Financial Data Schedule
