Form 10-Q
period 1998-06-30
UNIMARK GROUP INC
filed 1998-08-14
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
       [X] Quarterly Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       or

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

         As of August 12, 1998, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 11,938,326 shares

                                      INDEX

                                                                                         PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 1997 and June 30, 1998............................................3
         Condensed Consolidated Statements of Operations
            for the three months and six months ended June 30, 1997 and 1998...............4
         Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1997 and 1998................................5
         Notes to Condensed Consolidated Financial Statements - June 30, 1998..............6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................................8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................................14


SIGNATURES................................................................................14

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                          DECEMBER 31,     JUNE 30,
                                                                              1997           1998
                                                                          ------------     ---------
                                                                           (NOTE 1)       (UNAUDITED)
                                                  ASSETS
Current assets:
    Cash and cash equivalents ........................................      $   1,237      $   2,939
    Accounts receivable -- trade, net of allowance of $685 in
      1997 and $803 in 1998 ..........................................         11,599         15,529
    Accounts receivable -- other .....................................            716            838
    Inventories ......................................................         25,726         27,111
    Income and value added taxes receivable ..........................          2,312          2,272
    Prepaid expenses .................................................          1,605            918
                                                                            ---------      ---------
         Total current assets ........................................         43,195         49,607
Property, plant and equipment, net of accumulated depreciation
  of $5,227 in 1997 and $6,552 in 1998 ...............................         38,130         38,673
Deferred income taxes ................................................          1,847          1,847
Goodwill .............................................................          6,606          6,515
Identifiable intangible assets .......................................          1,823          1,744
Due from related parties .............................................          1,678          1,692
Other assets .........................................................          1,337          1,545
                                                                            ---------      ---------
         Total assets                                                       $  94,616      $ 101,623
                                                                            =========      =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings ............................................      $  31,452      $  34,779
    Current portion of long-term debt ................................          1,655            815
    Accounts payable .................................................          4,087          6,807
    Accrued expenses .................................................          4,439          5,533
    Income taxes payable .............................................             40             --
    Deferred income taxes ............................................          6,050          6,551
                                                                            ---------      ---------
         Total current liabilities ...................................         47,723         54,485
Long-term debt, less current portion .................................          8,626          8,361
Deferred income taxes ................................................             15             15
Shareholders' equity:
    Common stock, $0.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 8,598,833 in
         1997 and 8,632,826 in 1998 ..................................             86             86
    Additional paid-in capital .......................................         45,419         44,448
    Retained earnings (deficit) ......................................         (7,253)        (5,772)
                                                                            ---------      ---------
         Total shareholders' equity ..................................         38,252         38,762
                                                                            ---------      ---------
         Total liabilities and shareholders' equity ..................      $  94,616      $ 101,623
                                                                            =========      =========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                   --------------------------            -------------------------
                                                     1997              1998                1997             1998
                                                   --------          --------            --------         --------
                                                               (In thousands, except per share data)
Net sales....................................      $ 19,784          $ 25,509            $ 37,059         $ 50,041
Cost of products sold........................        12,691            16,904              24,546           33,527
                                                   --------          --------            --------         --------
                                                      7,093             8,605              12,513           16,514

Selling, general and administrative
  expenses...................................         6,589             5,999              12,411           11,890
                                                   --------          --------            --------         --------
Income from operations.......................           504             2,606                 102            4,624

Other income (expense):
    Interest expense.........................          (749)           (1,234)             (1,292)          (2,379)
    Interest income..........................            52                42                 154               94
    Foreign currency transaction loss........          (286)             (256)                (77)              (8)
    Other....................................             8                11                  12               60
                                                   --------          --------            --------         --------
                                                       (975)           (1,437)             (1,203)          (2,233)
                                                   --------          --------            --------         --------
Income (loss) before income taxes............          (471)            1,169              (1,101)           2,391
Income tax expense (benefit).................           (82)              273                 (71)             910
                                                   --------          --------            --------         --------
Income (loss) before extraordinary gain......          (389)              896              (1,030)           1,481

Extraordinary gain on forgiveness of debt,
  net of applicable income taxes of $109.....           139                --                 139               --
                                                   --------          --------            --------         --------

Net income (loss)............................      $   (250)         $    896            $   (891)        $  1,481
                                                   ========          ========            ========         ========


Earnings (loss) per share:
Income (loss) before extraordinary item:
        Basic................................      $ (0.05)          $  0.10             $ (0.12)         $  0.17
                                                   ========          ========            ========         ========
        Diluted..............................      $ (0.05)          $  0.10             $ (0.12)         $  0.17
                                                   ========          ========            ========         ========
    Net income (loss):
        Basic................................      $ (0.03)          $  0.10             $ (0.10)         $  0.17
                                                   ========          ========            ========         ========
        Diluted..............................      $ (0.03)          $  0.10             $ (0.10)         $  0.17
                                                   ========          ========            ========         ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ----------------------
                                                                      1997          1998
                                                                    --------      --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ...............................................   $   (891)     $  1,481
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization ..............................      1,599         1,805
     Deferred income taxes ......................................        283           501
     Changes in operating assets and liabilities:
        Receivables .............................................     (1,400)       (4,012)
        Inventories .............................................    (13,209)       (1,385)
        Prepaid expenses ........................................       (281)          687
        Payables and accrued expenses ...........................        677         2,768
                                                                    --------      --------
Net cash provided by (used in) operating activities .............    (13,222)        1,845

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................     (6,220)       (2,056)
Increase in identifiable intangible assets ......................        (24)         (122)
Increase in amounts due from related parties ....................       (915)          (14)
Increase in other assets ........................................       (345)         (208)
                                                                    --------      --------
Net cash used in investing activities ...........................     (7,504)       (2,400)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ......................         79            35
Net increase in short-term borrowings ...........................     17,482         3,327
Proceeds from long-term debt ....................................      1,798           240
Payments of long-term debt ......................................     (1,609)       (1,345)
                                                                    --------      --------
Net cash provided by financing activities .......................     17,750         2,257
                                                                    --------      --------

Net increase (decrease) in cash and cash equivalents ............     (2,976)        1,702
Cash and cash equivalents at beginning of period ................      4,268         1,237
                                                                    --------      --------
Cash and cash equivalents at end of period ......................   $  1,292      $  2,939
                                                                    ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: At June 30, 1998, the Company has several projects and commitments requiring substantial capital. Although the Company is exploring various financing options and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized and costs deferred related to these projects and commitments.

    Additionally, the Company has recently relied upon bank financing to finance its working capital and certain of its capital expenditure needs. Although the principal loan facilities have been extended until January 1, 1999, no assurances can be given that the lender will continue to renew such loan facilities. The Company's cash requirements for 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with its primary lender and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company. For additional information see Note 5.

    Interim Financial Statements: The condensed consolidated financial statements at June 30, 1998, and for the three month and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K incorporated herein by reference. The results of operations for the six months ended June 30, 1998 and for the year ended December 31, 1997 are not necessarily indicative of future financial results.

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

NOTE  2  -  ARBITRATION AWARD

    On June 29, 1998 an arbitration award was issued against the Company in its proceedings with the former shareholders of Simply Fresh Fruit, Inc. ("Simply Fresh") regarding the price protection provisions of the May 9, 1996 acquisition agreement and related issues. Pursuant to the award, on August 5, 1998 the Company paid in cash the former Simply Fresh shareholders (i) $1,005,036 in settlement of the common stock price protection issues, (ii) $67,391 in interest on the price protection settlement amount and (iii) $110,000 in settlement of related employment contract issues. The effect of this award has been reflected in the accompanying financial statements.

NOTE  3  -  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share for income (loss) from continuing operations:

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------     --------------------
                                                    1997         1998        1997         1998
                                                   ------      -------     -------      -------
                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net income (loss) before extraordinary gain.....   $ (389)     $   896     $(1,030)     $ 1,481

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding...........    8,584        8,623       8,581        8,611
Effect of dilutive securities:
  Employee and director stock options...........       --           76          --           60
  Warrants......................................       --            2          --            1
                                                   ------      -------     -------      -------
Dilutive potential common shares................       --           78          --           61
                                                   ======      =======     =======      =======
Denominator for diluted earnings per share -
  Weighted average shares outstanding adjusted
  for assumed conversions.......................    8,584        8,701       8,581        8,672
                                                   ======      =======     =======      =======

Basic earnings (loss) per share.................   $(0.05)     $  0.10     $ (0.12)     $  0.17
                                                   ======      =======     =======      =======
Diluted earnings (loss) per share...............   $(0.05)     $  0.10     $ (0.12)     $  0.17
                                                   ======      =======     =======      =======


NOTE  4  -  INVENTORIES

    Inventories consist of the following:



                                             DECEMBER 31, JUNE 30,
                                               1997       1998
                                             -------     -------
                                               (IN THOUSANDS)
  Finished goods:
      Cut fruits .........................   $12,983     $12,662
      Juice and oils .....................     2,592       4,065
                                             -------     -------
                                              15,575      16,727
  Advances to suppliers and orchards .....     5,718       6,328
  Raw materials and supplies .............     4,433       4,056
                                             -------     -------
                                             $25,726     $27,111
                                             =======     =======



NOTE  5  -  SUBSEQUENT EVENTS

    On July 20, 1998, the Company sold 3,305,500 newly issued shares of common stock at a purchase price of $4.5375 per share, for an aggregate purchase price of $14,998,706 to M&M Nominee L.L.C., an affiliate of the Mexico Strategic Investment Fund, Ltd. In connection with the transaction, the Company granted the Fund options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share, representation on the Company's Board of Directors and certain veto rights regarding financial and corporate matters. The Company subsequently retired $10 million in short-term debt and intends to utilize the remaining net proceeds to help finance its lemon project and for working capital purposes.

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

RECENT DEVELOPMENTS

    On July 20, 1998, the Company sold 3,305,500 newly issued shares of common stock at a purchase price of $4.5375 per share, for an aggregate purchase price of $14,998,706 to M&M Nominee L.L.C., an affiliate of the Mexico Strategic Investment Fund, Ltd. In connection with the transaction, the Company granted the Fund options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share, representation on the Company's Board of Directors and certain veto rights regarding financial and corporate matters. The Company subsequently retired $10 million in short-term debt and intends to utilize the remaining net proceeds to help finance its lemon project and for working capital purposes.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:


                                                       THREE MONTHS                   SIX MONTHS
                                                        ENDED JUNE 30,               ENDED JUNE 30,
                                                   -----------------------       -----------------------
                                                     1997           1998           1997           1998
                                                   --------       --------       --------       --------
Net sales.......................................      100.0%         100.0%         100.0%         100.0%
Cost of products sold...........................       64.2           66.3           66.2           67.0
                                                   --------       --------       --------       --------
Gross profit....................................       35.8           33.7           33.8           33.0
Selling, general and administrative expenses....       33.3           23.5           33.5           23.8
                                                   --------       --------       --------       --------
Income from operations..........................        2.5           10.2            0.3            9.2
Other income (expense):
    Interest expense............................       (3.8)          (4.8)          (3.5)          (4.8)
    Interest income.............................        0.3            0.2            0.4            0.2
    Foreign currency transaction gain (loss)....       (1.4)          (1.0)          (0.2)          --
    Other.......................................       --             --             --              0.2
                                                   --------       --------       --------       --------
 ................................................       (4.9)          (5.6)          (3.3)          (4.4)
                                                   --------       --------       --------       --------
Income (loss) before income taxes...............       (2.4)           4.6           (3.0)           4.8
Income tax expense (benefit)....................       (0.4)           1.1            0.2            1.8
                                                   --------       --------       --------       --------
Income (loss) before extraordinary gain.........       (2.0)           3.5           (2.8)           3.0
Extraordinary gain, net of income tax...........        0.7           --              0.4           --
                                                   --------       --------       --------       --------
Net income (loss)...............................       (1.3)%          3.5%          (2.4)%          3.0%
                                                   ========       ========       ========       ========




Three Months Ended June 30, 1997 and 1998

    Net sales increased 28.9% from $19.8 million in 1997 to $25.5 million in 1998. This increase was primarily due to increases in citrus juice and oil sales, retail sales and sales to Japan. Citrus juice and oil sales increased from $2.6 million in 1997 to $6.9 million in 1998. Due to a large Mexican orange crop this season, the Company has experienced favorable raw material costs and has significantly increased production volume. These factors have helped control the average unit cost of citrus juice inventories and has allowed the Company to sell its frozen concentrate orange juice competitively in the European market as well as the US market. Retail sales increased 20.4% from $6.7 million in 1997 to $8.1 million in 1998 primarily as the result of continued growth in the Company's 26 oz. chilled product line, success of the new branded canned products and increased distribution and demand. Sales to Japan increased from $421,000 in 1997 to $1.0 million in 1998 as the Company has broadened its customer base in Japan.

    Foodservice sales decreased 9.8% from $6.3 million in 1997 to $5.7 million in 1998 primarily as the result of increased competition and the Company's decision to close its plant facility in the Northeast US in the fourth quarter of 1997 (see "Restructuring Initiatives"). Club sales decreased 27.0% from $3.2 million in 1997 to $2.3 million in 1998 primarily as a result of discontinuing production of the Company's avocado products in the first quarter of 1998 and increased competition particularly on mixed fruit items.

    Gross profit as a percentage of net sales decreased from 35.8% in 1997 to 33.7% in 1998. Gross profit on cut fruit sales increased from 36.4% in 1997 to 37.2% in 1998. This increase is primarily the result of lower costs of inventories due to increased production volume and efficiencies (see "Restructuring Initiatives") and a price increase implemented in the first quarter of 1998. Gross profit on citrus juice and oil sales decreased from 32.4% in 1997 to 24.4% in 1998 primarily as the result of a relative increase in sales to Europe which yield lower margins.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 33.3% in 1997 to 23.5% in 1998. This decrease is primarily the result of the relative increase in juice and oil sales that do not require significant sales and marketing expenditures, cost savings realized from the Company's reorganization of its cut fruit operations (See "Restructuring Initiatives") and the increase in sales volume.

    Interest expense increased from 3.8% of net sales in 1997 to 4.8% in 1998. Actual interest expense increased from $749,000 in 1997 to $1.2 million in 1998. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and to support the development of the lemon project.

    Interest income of $52,000 was earned in 1997 and $42,000 in 1998 primarily from the temporary cash investment of excess cash balances.

    A foreign currency transaction net loss of $286,000 in 1997 and $256,000 in 1998 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. A consolidated income tax benefit of $82,000 in 1997 resulted from the recognition of future benefits from tax losses generated while a tax expense of $273,000 was incurred in 1998.

    Extraordinary gain. In 1997, the Company reported a gain from the forgiveness of debt of $139,000 net of applicable taxes.

    As a result of the foregoing, the Company reported a net loss of $250,000 in 1997 while reporting net income of $896,000 in 1998.

Six Months Ended June 30, 1997 and 1998

    Net sales increased 35.0% from $37.1 million in 1997 to $50.0 million in 1998. This increase was primarily due to increases in citrus juice and oil sales, retail sales and sales to Japan. Citrus juice and oil sales increased 259.5% from $3.9 million in 1997 to $14.2 million in 1998. Retail sales increased 21.4% from $13.3 million in 1997 to $16.2 million in 1998 and sales to Japan increased 97.4% from $1.3 million in 1997 to $2.6 million in 1998. Due to favorable raw materials costs and improved market prices the Company has increased its citrus juice and oil production and has expanded its sales to Europe. Retail sales have increased as the result of continued growth in the Company's 26 oz. chilled product line, success of the new branded canned products and increased distribution and demand. Sales to Japan have increased as the Company has broadened its customer base in Japan.

    Gross profit as a percentage of net sales decreased from 33.8% in 1997 to 33.0% in 1998. Gross profit was negatively impacted by the relative increase in citrus juice and oil sales as compared to cut fruit sales since citrus juice and oil sales generally yield lower margins.

    Gross profit on cut fruit sales increased from 34.2% in 1997 to 35.8% in 1998. This increase is primarily the result of lower costs of inventories due to increased production volume and efficiencies (see "Restructuring Initiatives") and a price increase implemented in the first quarter of 1998. Gross profit on citrus juice and oil sales decreased from 32.4% in 1997 to 24.4% in 1998 primarily as the result of a relative increase in sales to Europe which yield lower margins.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 33.5% in 1997 to 23.8% in 1998. This decrease is primarily the result of the relative increase in juice and oil sales that do not require significant sales and marketing expenditures, cost savings realized from the

Company's reorganization of its cut fruit operations (See "Restructuring Initiatives") and the increase in sales volume.

    Interest expense increased from 3.5% of net sales in 1997 to 4.8% in 1998. Actual interest expense increased from $1.3 million in 1997 to $2.4 million in 1998. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory and trade receivables associated with the increase in sales volume and to support the development of the lemon project.

    Interest income of $154,000 in 1997 and $94,000 in 1998 resulted primarily from the temporary cash investment of excess cash balances.

    A foreign currency transaction net loss of $77,000 in 1997 and $8,000 in 1998 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. The consolidated provision for income taxes was a benefit of $71,000 in 1997 and an expense of $910,000 in 1998. The tax benefit resulted from the recognition of future benefits from tax losses generated.

    Extraordinary gain. In 1997, the Company reported a gain from the forgiveness of debt of $139,000 net of applicable taxes.

    As a result of the foregoing, the Company reported a net loss of $891,000 in 1997 while reporting net income of $1.5 million in 1998.

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

DEPENDENCE UPON AVAILABILITY AND PRICE OF FRESH FRUIT

    Certain regions of Mexico are currently experiencing drought conditions. The Company obtains a substantial amount of its raw materials from third-party suppliers throughout various growing regions in Mexico, Texas and California. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of the Company's raw materials or otherwise adversely affect the Company's operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If the Company is unable to pass along the increased raw materials cost, the financial condition and results of operations of the Company could be materially and adversely affected.

SEASONALITY

    Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangos, peaches, plums, and nectarines are not readily available for sales in supermarkets in North America. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, cash and cash equivalents totaled $2.9 million, an increase of $1.7 million from year end 1997. During 1998, operating activities provided net cash of $1.8 million. Cash was utilized to finance a $3.9 million increase in trade receivables and a $1.4 million increase in inventories resulting from the increased sales volume in 1998.

    During 1998, UniMark utilized cash of $2.4 million in investing activities. Of this amount, $2.1 million was expended on property, plant and equipment primarily in Mexico.

    The Company's financing activities provided net cash of $3.3 million from additional short-term borrowings and $240,000 from additional long-term borrowings, primarily equipment financing. Cash was utilized to reduce long-term debt by $1.3 million in 1998.

    On June 29, 1998 an arbitration award was issued against the Company in its proceedings with the former shareholders of Simply Fresh Fruit, Inc. ("Simply Fresh") regarding the price protection provisions of the May 9, 1996 acquisition agreement and related issues. Pursuant to the award, on August 5, 1998 the Company subsequently paid in cash the former Simply Fresh shareholders (i) $1,005,036 in settlement of the common stock price protection issues, (ii) $67,391 in interest on the price protection settlement amount and (iii) $110,000 in settlement of related employment contract issues. The effect of this award has been reflected in the accompanying financial statements.

    The Company has entered into loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $34.5 million. These agreements are as follows:
(i) a revolving credit agreement to provide up to $9.5 million collateralized by finished goods inventories in the US and accounts receivable from US customers,
(ii) revolving credit agreements to provide up to $15.0 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries and (iii) a loan agreement to provide up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations in Mexico. This bridge loan was collateralized by land and improvements and equipment in Mexico.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At June 30, 1998 the Company was in violation of certain financial covenants and restrictions under these agreements, which Rabobank Nederland has waived as of that date. At June 30, 1998, the Company had outstanding loan balances under the revolving credit agreements and bridge loan agreement of $18.8 and $10.0 million, respectively, with $1.2 million available under the US revolving line. These agreements are scheduled to mature on January 1, 1999.

    On July 20, 1998, the Company sold 3,305,500 newly issued shares of common stock at a purchase price of $4.5375 per share, for an aggregate purchase price of $14,998,706 to M&M Nominee L.L.C., an affiliate of the Mexico Strategic Investment Fund, Ltd. In connection with the transaction, the Company granted the Fund options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share, representation on the Company's Board of Directors and certain veto rights regarding financial and corporate matters. The Company subsequently retired its $10 million short-term bridge loan with Rabobank Nederland and intends to utilize the remaining net proceeds to help finance its lemon project and for working capital purposes.

    During 1998, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. Although these loan facilities with Rabobank Nederland have been extended until January 1, 1999, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions to extend or replace existing working capital facilities and to establish a permanent long-term debt facility. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities would have a material adverse affect on the Company and its ability to continue as a going concern.

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

    The Company's cash requirements for 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding extending or replacing it's existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company. UniMark believes that anticipated revenue from operations and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.




                        EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits

         10.33 Supply Agreement between The Coca-Cola Export Corporation and Grupo Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998.

         27       Financial Data Schedule

B.       Reports on Form 8-K

             On June 24, 1998 the Company filed a current report on Form 8-K announcing that the Company had entered into a Letter of Intent dated June 22, 1998 by and between The UniMark Group, Inc. and Mexico Strategic Investment Fund, Ltd. ("MSIF") pursuant to which MSIF or an affiliate would purchase 3,305,500 shares of common stock of the Company.

             On July 22, 1998 the Company filed Amendment No. 1 to Current Report on Form 8-K/A announcing that on July 20, 1998 the Company had sold 3,305,500 newly issued shares of common stock to M&M Nominee L.L.C., an affiliate of the Mexico Strategic Investment Fund, Ltd.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      THE UNIMARK GROUP, INC.
                                                    -------------------------
                                                            Registrant



         Date:     August 12, 1998                     /s/  Rafael Vaquero
                                                    -------------------------
                                                     Rafael Vaquero, President
                                                   (Principal Executive Officer)


         Date:      August 12, 1998                    /s/  Keith Ford
                                                    -------------------------
                                                   Keith Ford, Vice President
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         DESCRIPTION
----------------     -----------------------------------------------------------
      10.33          Supply Agreement between The Coca-Cola Export Corporation
                     and Grupo Industrial Santa Engracia, S.A. de C.V. dated
                     April 2, 1998.

      27             Financial Data Schedule
