Form 10-Q
period 1998-09-30
UNIMARK GROUP INC
filed 1998-11-16
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
       [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1998

                                       or

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

         As of November 12, 1998, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 11,938,326 shares


                                      INDEX


                                                                                                     PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 1997 and September 30, 1998.............................................      3
          Condensed Consolidated Statements of Operations
            for the three months and nine months ended September 30, 1997 and 1998...............      4
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1997 and 1998................................      5
          Notes to Condensed Consolidated Financial Statements....................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................      8

PART II.  OTHER INFORMATION

Item 2.   Sale of Unregistered Securities........................................................      14

Item 6.   Exhibits and Reports on Form 8-K.......................................................      14


SIGNATURES.......................................................................................      15


                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                    1997            1998
                                                                                 ------------    -------------
                                                                                   (NOTE 1)      (UNAUDITED)

                                                  ASSETS
Current assets:
    Cash and cash equivalents .............................................       $  1,237        $  2,033
    Accounts receivable -- trade, net of allowance of $685 in
      1997 and $858 in 1998 ...............................................         11,599          10,395
    Accounts receivable - other ...........................................            716           1,226
    Inventories ...........................................................         25,726          26,709
    Income and value added taxes receivable ...............................          2,312           2,259
    Prepaid expenses ......................................................          1,605           1,320
                                                                                  --------        --------
         Total current assets .............................................         43,195          43,942
Property, plant and equipment, net of accumulated depreciation
  of $5,227 in 1997 and $7,008 in 1998 ....................................         38,130          38,718
Deferred income taxes .....................................................          1,847           1,847
Goodwill ..................................................................          6,606           6,470
Identifiable intangible assets ............................................          1,823           1,639
Due from related parties ..................................................          1,678           1,669
Other assets ..............................................................          1,337           1,304
                                                                                  --------        --------
         Total assets .....................................................       $ 94,616        $ 95,589
                                                                                  ========        ========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings .................................................       $ 31,452        $ 19,259
    Current portion of long-term debt .....................................          1,655           4,789
    Accounts payable ......................................................          4,087           7,246
    Accrued expenses ......................................................          4,439           2,725
    Income taxes payable ..................................................             40              21
    Deferred income taxes .................................................          6,050           5,438
                                                                                  --------        --------
         Total current liabilities ........................................         47,723          39,478
Long-term debt, less current portion ......................................          8,626           4,089
Deferred income taxes .....................................................             15              15
Shareholders' equity:
    Common stock, $0.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 8,598,833 in
         1997 and 11,938,326 in 1998 ......................................             86             119
    Additional paid-in capital ............................................         45,419          58,811
    Retained earnings (deficit) ...........................................         (7,253)         (6,923)
                                                                                  --------        --------
         Total shareholders' equity .......................................         38,252          52,007
                                                                                  --------        --------
         Total liabilities and shareholders' equity .......................       $ 94,616        $ 95,589
                                                                                  ========        ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                      ----------------------      ----------------------
                                                                         1997         1998          1997          1998
                                                                      --------      --------      --------      --------
                                                                           (In thousands, except per share data)


Net sales .......................................................     $ 21,982      $ 19,911      $ 59,041      $ 69,952
Cost of products sold ...........................................       14,859        15,068        39,405        48,595
                                                                      --------      --------      --------      --------
                                                                         7,123         4,843        19,636        21,357
Selling, general and administrative expenses ....................        6,532         5,697        18,943        17,587
                                                                      --------      --------      --------      --------
Income (loss) from operations ...................................          591          (854)          693         3,770

Other income (expense):
    Interest expense ............................................         (964)         (841)       (2,256)       (3,220)
    Interest income .............................................           48            69           202           163
    Foreign currency transaction loss ...........................         (270)         (440)         (347)         (448)
    Other .......................................................           20            60            32           120
                                                                      --------      --------      --------      --------
                                                                        (1,166)       (1,152)       (2,369)       (3,385)
                                                                      --------      --------      --------      --------
Income (loss) before income taxes and
  extraordinary item ............................................         (575)       (2,006)       (1,676)          385
Income tax expense (benefit) ....................................          (70)         (855)         (141)           55
                                                                      --------      --------      --------      --------
Income (loss) before extraordinary item .........................         (505)       (1,151)       (1,535)          330

Extraordinary gain on forgiveness of debt,
  net of applicable income taxes ................................         --            --             139          --
                                                                      --------      --------      --------      --------
Net income (loss) ...............................................     $   (505)     $ (1,151)     $ (1,396)     $    330
                                                                      ========      ========      ========      ========
Earnings (loss) per share:
    Income (loss) before extraordinary item:
        Basic ...................................................     $  (0.06)     $  (0.10)     $  (0.18)     $   0.03
                                                                      ========      ========      ========      ========
        Diluted .................................................     $  (0.06)     $  (0.10)     $  (0.18)     $   0.03
                                                                      ========      ========      ========      ========
    Net income (loss):
        Basic ...................................................     $  (0.06)     $  (0.10)     $  (0.16)     $   0.03
                                                                      ========      ========      ========      ========
        Diluted .................................................     $  (0.06)     $  (0.10)     $  (0.16)     $   0.03
                                                                      ========      ========      ========      ========



                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            --------------------------
                                                                                1997            1998
                                                                            ----------       ---------
                                                                                  (IN THOUSANDS)

OPERATING ACTIVITIES
Net income (loss) ....................................................       $ (1,396)       $    330
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization ...................................          2,436           2,448
     Deferred income taxes ...........................................            327            (612)
     Extraordinary gain ..............................................           (248)           --
     Other ...........................................................           --               101
     Changes in operating assets and liabilities:
        Receivables ..................................................         (2,882)            747
        Inventories ..................................................        (12,727)           (983)
        Prepaid expenses .............................................           (606)            285
        Payables and accrued expenses ................................            246           1,426
                                                                             --------        --------
Net cash provided by (used in) operating activities ..................        (14,850)          3,742

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...........................         (8,999)         (2,695)
Increase in identifiable intangible assets ...........................            (69)           (122)
Decrease (increase) in amounts due from related parties ..............         (1,149)              9
Decrease (increase) in other assets ..................................           (424)             33
                                                                             --------        --------
Net cash used in investing activities ................................        (10,641)         (2,775)

FINANCING ACTIVITIES
Net proceeds from sale of common stock ...............................            132          13,425
Net increase (decrease) in short-term borrowings .....................         24,139         (12,193)
Proceeds from long-term debt .........................................          2,549             240
Payments of long-term debt ...........................................         (1,546)         (1,643)
                                                                             --------        --------
Net cash provided by (used in) financing activities ..................         25,274            (171)
                                                                             --------        --------
Net increase (decrease) in cash and cash equivalents .................           (217)            796
Cash and cash equivalents at beginning of period .....................          4,268           1,237
                                                                             --------        --------
Cash and cash equivalents at end of period ...........................       $  4,051        $  2,033
                                                                             ========        ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: At September 30, 1998, the Company has several projects and commitments requiring substantial capital. Although the Company is exploring various financing options and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized and costs deferred related to these projects and commitments.

    Additionally, the Company has recently relied upon bank financing to finance its working capital and certain of its capital expenditure needs. Although the principal loan facilities have been extended until January 1, 1999, no assurances can be given that the lender will continue to renew such loan facilities. The Company's cash requirements for the remainder of 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the level of inventories, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with its primary lender and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company. For additional information see Note 2.

    Interim Financial Statements: The condensed consolidated financial statements at September 30, 1998, and for the three month and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 and for the year ended December 31, 1997 are not necessarily indicative of future financial results.

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

NOTE  2  -  CAPITAL STOCK

    On July 17, 1998, the Company sold 3,305,500 newly issued shares of common stock at a purchase price of $4.5375 per share, for an aggregate purchase price of $14,998,706, to M & M Nominee L.L.C. ("M & M"). In connection with the transaction, the Company granted M & M options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share, representation on the Company's Board of Directors and certain veto rights regarding financial and corporate matters. The Company subsequently retired $10 million in short-term debt and intends to utilize the remaining net proceeds to help finance its lemon project and for working capital purposes.

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

    The following table sets forth the computation of basic and diluted earnings
(loss) per share for income (loss) from continuing operations:

                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        --------------------------      ------------------------
                                                                           1997           1998             1997           1998
                                                                        ---------        ---------        --------        ------
                                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NUMERATOR
Net income (loss) before extraordinary gain .....................       $    (505)       $  (1,151)       $ (1,535)       $  330

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding ...........................           8,599           11,363           8,587         9,528
Effect of dilutive securities:
  Stock options .................................................            --               --              --              40
  Warrants ......................................................            --               --              --               1
                                                                        ---------        ---------        --------        ------
Dilutive potential common shares ................................            --               --              --              41
                                                                        ---------        ---------        --------        ------
Denominator for diluted earnings per share -
  Weighted average shares outstanding adjusted for
  assumed conversions ...........................................           8,599           11,363           8,587         9,569
                                                                        =========        =========        ========        ======

Basic earnings (loss) per share .................................       $   (0.06)       $   (0.10)       $  (0.18)       $ 0.03
                                                                        =========        =========        ========        ======
Diluted earnings (loss) per share ...............................       $   (0.06)       $   (0.10)       $  (0.18)       $ 0.03
                                                                        =========        =========        ========        ======

    Of the total stock options and warrants outstanding as of September 30, 1998, options and warrants covering approximately 959,000 weighted average shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998 because the option and warrant exercise prices were greater than the average market price of the common stock for the period, and therefore the effect would have been anti-dilutive.

NOTE  4  -  INVENTORIES

    Inventories consist of the following:

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                         1997           1998
                                                                        -------       -------
                                                                             (IN THOUSANDS)

Finished goods:
    Cut fruits ..................................................       $12,983       $13,332
    Juice and oils ..............................................         2,592         1,876
                                                                        -------       -------
                                                                         15,575        15,208
Orchards and advances to suppliers ..............................         5,718         7,312
Raw materials and supplies ......................................         4,433         4,189
                                                                        -------       -------
                                                                        $25,726       $26,709
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

RECENT DEVELOPMENTS

    On July 17, 1998, the Company sold 3,305,500 newly issued shares of common stock at a purchase price of $4.5375 per share, for an aggregate purchase price of $14,998,706, to M & M Nominee L.L.C. ("M & M"). In connection with the transaction, the Company granted M & M options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share, representation on the Company's Board of Directors and certain veto rights regarding financial and corporate matters. With the assistance of M & M, the Company is redirecting its focus to develop and market value-added brand-name products. Although no assurances can be given that its efforts will be successful, the Company anticipates either divesting certain segments of its operations (such as orange juice concentrate) or adding value to such products through strategic partnerships with larger industry participants. Further, the Company also anticipates achieving significant cost savings by further consolidating operations, eliminating less profitable items, and streamlining on-going operations with improved production technologies. These efforts are aimed at increasing production volume in certain existing facilities to achieve improved operating efficiencies and lower unit costs.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     --------------------        -------------------
                                                                      1997          1998          1997         1998
                                                                     -----         -----         -----        -----

Net sales ..................................................         100.0%        100.0%        100.0%        100.0%
Cost of products sold ......................................          67.6          75.7          66.7          69.5
                                                                     -----         -----         -----         -----
Gross profit ...............................................          32.4          24.3          33.3          30.5
Selling, general and administrative expenses ...............          29.7          28.6          32.1          25.1
                                                                     -----         -----         -----         -----
Income (loss) from operations ..............................           2.7          (4.3)          1.2           5.4
Other income (expense):
    Interest expense .......................................          (4.4)         (4.2)         (3.8)         (4.6)
    Interest income ........................................           0.2           0.3           0.3           0.2
    Foreign currency transaction gain (loss) ...............          (1.2)         (2.2)         (0.6)         (0.6)
    Other ..................................................           0.1           0.3           0.1           0.2
                                                                     -----         -----         -----         -----
                                                                      (5.3)         (5.8)         (4.0)         (4.8)
                                                                     -----         -----         -----         -----
Income (loss) before income taxes and
  extraordinary item .......................................          (2.6)        (10.1)         (2.8)          0.6
Income tax expense (benefit) ...............................          (0.3)         (4.3)         (0.2)          0.1
                                                                     -----         -----         -----         -----
Income (loss) before extraordinary item ....................          (2.3)         (5.8)         (2.6)          0.5
Extraordinary gain, net of income tax ......................            --            --           0.2            --
                                                                     -----         -----         -----         -----
Net income (loss) ..........................................          (2.3)%        (5.8)%        (2.4)%         0.5%
                                                                     =====         =====         =====         =====



Three Months Ended September 30, 1997 and 1998

    Net sales decreased 9.4% from $22.0 million in 1997 to $19.9 million in 1998. This decrease was primarily due to the limited availability of certain tropical fruits and melons for processing as a result of the recent El Nino weather pattern that produced unusual weather conditions in certain fruit growing regions of Mexico and the United States. See "Dependence Upon Availability and Price of Fresh Fruit". Due to the limited supply of raw materials, the Company's cut fruit facilities processed approximately four million pounds of fruit less than anticipated resulting in higher product costs. In addition, the Company was unable to provide certain made-to-order finished products, delayed shipments on certain contracts until the fourth quarter of 1998 and turned down certain new business opportunities.

    Club sales decreased 48.0% from $2.9 million in 1997 to $1.5 million in 1998 as they were also impacted by discontinued production of the Company's avocado products in the first quarter of 1998 and increased competition, particularly on mixed fruit items. Foodservice sales decreased 20.4% from $6.4 million in 1997 to $5.1 million in 1998 as they were also impacted by increased competition and the Company's decision to close its plant facility in the Northeastern United States in the fourth quarter of 1997. See "Restructuring Initiatives". Retail sales increased 10.0% from $6.2 million in 1997 to $6.8 million in 1998 primarily as the result of continued growth in the Company's 26 oz. chilled product line, success of the new branded canned products and increased distribution and demand. Citrus juice and oil sales decreased from $5.6 million in 1997 to $5.0 million in 1998 as more product was shipped earlier in 1998 than in 1997.

    Gross profit as a percentage of net sales decreased from 32.4% in 1997 to 24.3% in 1998. Gross profit on cut fruit sales decreased from 37.4% in 1997 to 26.1% in 1998 primarily as a result of increased product costs due to decreased production volume and higher than anticipated fruit costs as a result of the recent El Nino weather pattern. Gross profit on citrus juice and oil sales increased from 17.8% in 1997 to 19.1% in 1998 primarily as the result of increases in average selling prices driven by escalating frozen concentrate orange juice futures prices.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 29.7% in 1997 to 28.6% in 1998. This decrease is primarily the result of cost savings realized from the Company's reorganization of its cut fruit operations notwithstanding the overall decrease in sales volume. See "Restructuring Initiatives".

    Interest expense decreased from 4.4% of net sales in 1997 to 4.2% in 1998. Actual interest expense decreased from $964,000 in 1997 to $841,000 in 1998. This decrease was primarily the result of lower outstanding indebtedness.

    Interest income of $48,000 in 1997 and $69,000 in 1998 was earned primarily from the temporary investment of excess cash balances.

    A foreign currency transaction net loss of $270,000 in 1997 and $440,000 in 1998 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. A consolidated income tax benefit of $70,000 in 1997 and $855,000 in 1998 resulted from the recognition of future benefits from tax losses generated. In 1998, significant tax losses were generated in Mexico from exchange losses on U.S. dollar denominated debt which is recognized for Mexican income tax purposes. An increase in U.S. dollar denominated debt combined with a significant peso devaluation contributed to the recognition of this tax benefit.

    As a result of the foregoing, the Company reported a net loss of $505,000 in 1997 and $1,151,000 in 1998.

Nine Months Ended September 30, 1997 and 1998

    Net sales increased 18.5% from $59.0 million in 1997 to $70.0 million in 1998. This increase was primarily due to increases in citrus juice and oil sales and sales to Japan. Citrus juice and oil sales increased 101.5% from $9.5 million in 1997 to $19.2 million in 1998 and sales to Japan increased 62.7% from $1.7 million in 1997 to $2.8 million in 1998. Due to favorable raw materials costs and improved market prices the Company increased its citrus juice and oil production and expanded its sales to Europe. Sales to Japan have increased as the Company has broadened its customer base in Japan.

    Retail sales of the Company's cut fruit products increased 17.8% from $19.5 million in 1997 to $23.0 million in 1998 as the result of continued growth in the Company's 26 oz. chilled product line, success of the new branded canned products and increased distribution and demand for the Company's products. This increase was largely offset by decreases in foodservice and club sales due to increased competition, discontinued production of the Company's avocado products in the first quarter of 1998, the Company's decision to close its plant facility in the Northeastern United States in the fourth quarter of 1997 and the limited availability of certain fruits in the third quarter of 1998 as a result of the recent El Nino weather pattern.

    Gross profit as a percentage of net sales decreased from 33.3% in 1997 to 30.5% in 1998. Gross profit was negatively impacted by the relative increase in citrus juice and oil sales as compared to cut fruit sales since citrus juice and oil sales generally yield lower margins.

    Gross profit on cut fruit sales decreased from 35.2% in 1997 to 32.9% in 1998. This decrease is primarily the result of increased product costs due to decreased production volume and higher than anticipated fruit costs in the third quarter of 1998 as a result of the recent El Nino weather pattern. Gross profit on citrus juice and oil sales increased from 23.0% in 1997 to 24.9% in 1998 primarily as the result of lower product costs due to increased production volume and improved market prices.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 32.1% in 1997 to 25.1% in 1998. This decrease is primarily the result of the relative increase in juice and oil sales that do not require significant sales and marketing expenditures, cost savings realized from the Company's reorganization of its cut fruit operations and the increase in sales volume. See "Restructuring Initiatives".

    Interest expense increased from 3.8% of net sales in 1997 to 4.6% in 1998. Actual interest expense increased from $2.3 million in 1997 to $3.2 million in 1998. This increase was primarily the result of increased levels of debt necessary to support increased levels of inventory associated with the increase in sales volume and to support the development of the lemon project.

    Interest income of $202,000 in 1997 and $163,000 in 1998 resulted primarily from the temporary investment of excess cash balances.

    A foreign currency transaction net loss of $347,000 in 1997 and $448,000 in 1998 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income taxes. The consolidated provision for income taxes was a benefit of $141,000 in 1997 and an expense of $55,000 in 1998. The tax benefit resulted from the recognition of future benefits from tax losses generated.

    Extraordinary gain. In 1997, the Company reported a gain from the forgiveness of debt of $139,000 net of applicable taxes.

    As a result of the foregoing, the Company reported a net loss of $1.4 million in 1997 while reporting net income of $330,000 in 1998.

RESTRUCTURING INITIATIVES

    During the second half of 1997, the Company began implementing an internal operating reorganization plan that involved consolidating fruit processing operations in Mexico and distribution functions in the United States. In this regard, the Company ceased operations at its plant in the Northeastern United States. Also, the Company consolidated production from the San Rafael and Zamora plants with the main Montemorelos plants. In addition, the Company began originating all US distribution from the McAllen, Texas warehouse facility. Although no assurances can be given, this internal reorganization is expected to result in a number of benefits including increasing operating efficiencies at existing plants, streamlining organizational structure and reducing overhead and administrative costs. Implementation of the reorganization plan was substantially completed during the first quarter of 1998.

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

DEPENDENCE UPON AVAILABILITY AND PRICE OF FRESH FRUIT

    As a result of the El Nino weather pattern, certain regions of Mexico recently experienced drought conditions during the third quarter of 1998. The Company obtains a substantial amount of its raw materials from third-party suppliers throughout various growing regions in Mexico, Texas and California. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of the Company's raw materials or otherwise adversely affect the Company's operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If the Company is unable to pass along the increased raw materials cost, the financial condition and results of operations of the Company could be materially adversely affected.

SEASONALITY

    Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangos, peaches, plums, and nectarines are not readily available for sales in supermarkets in North America. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, cash and cash equivalents totaled $2.0 million, an increase of $0.8 million from year-end 1997. During 1998, operating activities have provided net cash of $3.7 million. Cash was utilized to finance a $1.0 million increase in inventories primarily associated with the development of the Company's orchards.

    During 1998, UniMark utilized cash of $2.8 million in investing activities. Of this amount, $2.7 million was expended on property, plant and equipment primarily related to the Company's lemon project in Mexico.

    The Company's financing activities provided net cash of $13.4 million from the sale of common stock and $240,000 from additional long-term borrowings, primarily equipment financing. Cash was utilized to reduce short-term borrowings by $12.2 million and long-term debt by $1.6 million in 1998.

    On July 17, 1998, the Company sold 3,305,500 newly issued shares of common stock at a purchase price of $4.5375 per share, for an aggregate purchase price of $14,998,706, to M & M Nominee L.L.C. ("M & M"). In connection with the transaction, the Company granted M & M options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share, representation on the Company's Board of Directors and certain veto rights regarding financial and corporate matters. The Company subsequently retired its $10 million short-term bridge loan with Rabobank Nederland and intends to utilize the remaining net proceeds to help finance its lemon project and for working capital purposes.

    The Company has existing loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $24.5 million. These agreements are as follows:
(i) a revolving credit agreement to provide up to $9.5 million collateralized by finished goods inventories in the US and accounts receivable from US customers and (ii) revolving credit agreements to provide up to $15.0 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At September 30, 1998, the Company had outstanding loan balances under the revolving credit agreements of $15.3 million. These agreements are scheduled to mature on January 1, 1999.

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

    In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract, which supersedes all previous agreements, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and harvesting of the first crops is now projected to begin in late 2000 with full production scheduled for 2013. Total capital requirements for the project including land acquisition, seedlings, capital equipment and planting costs are estimated to be approximately $17.5 million over the next four years of which $5.3 million will be required in 1998. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    On June 29, 1998 an arbitration award was issued against the Company in its proceedings with the former shareholders of Simply Fresh Fruit, Inc. ("Simply Fresh") regarding the price protection provisions of the May 9, 1996 acquisition agreement and related issues. Pursuant to the award, on August 5, 1998 the Company paid in cash the former Simply Fresh shareholders (i) $1,005,036 in settlement of the common stock price protection issues, (ii) $67,391 in interest on the price protection settlement amount and (iii) $110,000 in settlement of related employment contract issues

    The Company's cash requirements for the remainder of 1998 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the level of inventories, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities would have a material adverse affect on the Company. UniMark believes that anticipated revenue from operations and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.


                        SALE OF UNREGISTERED SECURITIES

     On July 17, 1998, the Company sold 3,305,500 newly issued shares of Common Stock, par value $.01 per share, for a purchase price of U.S. $4.5375 per share, or an aggregate purchase price of U.S. $14,998,706.25 in cash, to M & M Nominee L.L.C. ("M & M"). The sale of securities was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder, as an offering only to an accredited investor.

     In connection with the transaction, the Company granted options to acquire 2,000,000 shares of Common Stock to M & M as follows: (i) an option pursuant to which M & M shall have the right, for a period of one year from July 17, 1998, to acquire up to 1,000,000 authorized and unissued shares of Common Stock at a price per share equal to $4.5375 payable in cash, and (ii) an option pursuant to which M & M shall have the right, for a period of three years from July 17, 1998, to acquire up to 1,000,000 authorized and unissued shares of Common Stock, at a price per share equal to $4.5375 payable in cash.


                        EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         27       Financial Data Schedule

B.       Reports on Form 8-K

             On July 22, 1998 the Company filed Amendment No. 1 to Current Report on Form 8-K/A announcing that on July 17, 1998 the Company had sold 3,305,500 newly issued shares of common stock to M & M Nominee L.L.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE UNIMARK GROUP, INC.
                                               Registrant


    Date:     November 12, 1998          /s/  Soren Bjorn
              -----------------          -------------------------------------
                                         Soren Bjorn, President
                                         (Principal Executive Officer)


    Date:     November 12, 1998          /s/  Keith Ford
              -----------------          -------------------------------------
                                         Keith Ford, Vice President
                                         (Principal Accounting Officer)

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                          DESCRIPTION
----------------     ---------------------------------------------------------

      27             Financial Data Schedule
