Form 10-Q/A
period 1998-09-30
UNIMARK GROUP INC
filed 1999-01-12
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


                                      INDEX


                                                                                                     PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 1997 and September 30, 1998.............................................      3
          Condensed Consolidated Statements of Operations
            for the three months and nine months ended September 30, 1997 and 1998...............      4
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1997 and 1998................................      5
          Notes to Condensed Consolidated Financial Statements....................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................................      8

PART II.  OTHER INFORMATION

Item 2.   Sale of Unregistered Securities........................................................      15

Item 6.   Exhibits and Reports on Form 8-K.......................................................      15


SIGNATURES.......................................................................................      16


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

YEAR 2000 ISSUE

    As a result of certain computer programs and certain embedded computer chip technology utilizing two digits rather than four to define the applicable year, any of the Company's computer programs or systems that have date sensitive software or computer chip technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. Failure by the Company and/or any third parties that the Company materially relies on, such as power utility providers, financial institutions, other critical suppliers and major customers, to complete Year 2000 readiness activities in a timely manner could have a material adverse effect on the Company's business and results of operations.

    The Company is engaged in a company-wide effort to achieve Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems. The Company expects to achieve company-wide Year 2000 readiness by late-1999. The Company has formed a team consisting of senior management and information technology staff and consultants to assess, remediate, test and implement processes to meet Year 2000 readiness.

    In late 1997, the Company completed its assessment of all IT systems which indicated that most of the Company's significant accounting systems could be affected, particularly the general ledgers, billing, inventory and payment systems. To date, the Company has completed implementation of Year 2000 compliant accounting systems in its U.S. and Canada operations and expects to complete implementation in its Mexico operations by mid-1999. The Company is approximately 50% complete in its assessment of non-IT systems which, to date, has not revealed any significant problems, and expects to complete its assessment in the first quarter of 1999. Any remediation, testing and implementation necessary will be expected to be completed by the end of 1999.

    The Company began inquiries of its significant suppliers, contractors and other third-party support services and customers to assess their Year 2000 readiness efforts. Letters of compliance have been requested from such third parties. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. Contingency plans to choose alternative third-party agents, if necessary, will be formalized in the third quarter of 1999.

    The Company is primarily utilizing internal resources to assess, remediate, test and implement Year 2000 modifications while utilizing outside consultants when necessary. The total cost of the Year 2000 project is not expected to exceed $100,000 for the entire effort. Because the Company's readiness program is not yet fully implemented and is subject to certain risks and uncertainties, including readiness efforts of material third parties, there can be no assurance that the Company will not incur material costs beyond the anticipated costs described above. The cost of the Year 2000 project and the dates by which the Company believes it will be Year 2000 ready are based on management's current best estimates, which were dependent on numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance; however, that these estimates will be achieved and actual results could differ materially from those anticipated.

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

             None

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

                                         THE UNIMARK GROUP, INC.
                                               Registrant


    Date:     January 11, 1999           /s/  Soren Bjorn
              -----------------          -------------------------------------
                                         Soren Bjorn, President
                                         (Principal Executive Officer)


    Date:     January 11, 1999           /s/  Keith Ford
              -----------------          -------------------------------------
                                         Keith Ford, Vice President
                                         (Principal Accounting Officer)