Form 10-K405
period 1998-12-31
UNIMARK GROUP INC
filed 1999-04-15
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK (ONE)
       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the fiscal year ended December 31, 1998
                                       OR
       [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 For the transition period from _________________ to ____________________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of April 9, 1999 was $21,946,000. The number of shares of common stock outstanding as of April 9, 1999 was 13,938,326.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The UniMark Group, Inc.'s 1999 Proxy Statement contains much of the information required in Part III of this Form 10-K, and portions of the 1999 Proxy Statement are incorporated by reference herein from the applicable sections thereof. The Items of this Form 10-K, where applicable, specify which portions of the 1999 Proxy Statement are incorporated by reference. The portions of the 1999 Proxy Statement that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

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


                                     PART I

ITEM 1. BUSINESS.

GENERAL

    The UniMark Group, Inc. a Texas corporation ("UniMark" or the "Company"), is a vertically integrated citrus and tropical fruit growing, processing, marketing and distribution company with operations in Mexico, the United States, Canada and the United Kingdom . The company conducts substantially all of its operations through its wholly owned operating subsidiaries. In Mexico, the Company's subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, the Company's subsidiaries include: UniMark Foods, Inc. ("UniMark Foods"), UniMark International, Inc. ("UniMark International") and Simply Fresh Fruit, Inc. ("Simply Fresh"). In Canada, the Company's subsidiary is Les Produits Deli-Bon Inc. ("Deli-Bon") and in the United Kingdom the Company's subsidiary is UniMark Foods Europe, Ltd. ("UniMark Europe"). The Company operates and competes in two distinct business segments: packaged fruit and juice & oil.

    The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of ICMOSA, a Mexican citrus and tropical fruit processor which commenced operations in 1974, with UniMark Foods, a company that marketed and distributed ICMOSA's products in the United States. The Company focuses on niche citrus and tropical fruit products including fresh, chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages its products at five plants in Mexico, one in California, and one in Quebec, Canada. The Company's Mexican and Californian plants are strategically located in major fruit growing regions. The Company utilizes food brokers and distributors to market and distribute its packaged fruit products, under the brand names SUNFRESH(R), Fruits of Four Seasons(R), Flavor Fresh(TM) and Kledor(R) and under various private labels to supermarket chains, foodservice distributors, wholesale clubs, specialty grocery stores and industrial users throughout the United States and Canada. In addition, the Company has developed and utilizes a unique processing method that separates cold-peeled citrus fruit into individual juice-containing "cell-sacs." These cell-sac products and other citrus products are sold to food and soft drink manufacturers in Japan to enhance the flavor and texture of fruit juices and desserts. Sales to the Company's Japanese consumers are facilitated through Japanese trading companies.

    With its acquisition of GISE in 1996, UniMark became a major Mexican producer of citrus concentrate, oils and juices. The juice division operates three juice concentrate plants strategically located in the citrus growing region of Mexico. The Company's citrus concentrate and single strength citrus juices are sold directly to major juice importers and distributors in North America, Europe and the Pacific Rim.

    GISE is a leading Mexican producer and exporter of citrus concentrate, oils and juices. While its primary product is frozen concentrate orange juice ("FCOJ"), GISE also produces single strength orange juice (SSOJ) and grapefruit, tangerine, Persian lime and lemon products. In addition, GISE is developing , pursuant to a long-term supply contract with an affiliate of the Coca-Cola Company, 8,650 acres of lemon groves. The planting program began in November, 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. Presently, the Company has acquired substantially all of the land for the project and has planted approximately 3,000 acres.

    GISE operates three modern facilities in Mexico, which collectively have the capacity to process 1,200 metric tons of fruit per day, with 19 juice extractors and over 115,000 square feet of plant space. The facilities are strategically located close to the United States and the ports of Tampico and Veracruz. The plant locations offer cost-effective transportation and distribution and faster time to market.

PACKAGED FRUIT SEGMENT

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

     Capitalize on brand awareness and market penetration. In the retail market, UniMark intends to capitalize on the brand awareness and market penetration attained by its SUNFRESH(R) brand name products. Utilizing its Fruit Made Easy(R) concept, UniMark plans to expand its line of specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the increasingly health conscious consumer.

     Introduce New Packaged Fruit Products. UniMark believes that a significant opportunity exists for the introduction of new cut fruit products. In 1999, the Company plans to introduce or expand introduction of three new product categories:

         Canned Products. Initial market introductions of the Company's canned citrus and tropical fruit products were successful. During 1999, the Company intends to expand these canned products into broader distribution.

         Fruit Jelite. In 1998 UniMark reintroduced its Fruit Jelite(R) line of chilled gelatin snack products. Based upon the results of the most recent market tests, the Company plans to expand regional distribution of this product.

         Frozen to Fresh. Utilizing the Company's cryogenic freezing technology, UniMark plans to introduce two product lines, one for food service and one for retail, of "frozen to fresh" single-serve cups. At the same time, the Company intends to improve its initial individual quick frozen ("IQF") food service concepts.

         UniMark's product development and commercialization efforts are subject to all of the risks inherent in the development of new products. Achieving market acceptance for the Company's new products will require substantial marketing efforts and the expenditure of significant funds. The Company's prospects will be significantly affected by its ability to commercialize its new products.

     Expand Into New Markets. In the fall of 1997, UniMark opened a trading office in the United Kingdom. This subsidiary, UniMark Europe, focuses on the sales and marketing of UniMark's frozen products within the United Kingdom and Europe. Presently, the Company is concluding market tests in several restaurant chains in the United Kingdom.

Current Products

    The Company's principal products are derived from citrus and tropical fruits. The Company has focused on applying its knowledge of fruit growing and processing with its international marketing and distribution capabilities to develop three key product categories. These categories include cut fruits, specialty food ingredients and fresh fruit. The following is a description of each of these categories and their specific products:

    PACKAGED FRUITS. Under the brand names of SUNFRESH(R), Fruits of Four Seasons(R), Kledor(R), Flavor Fresh(TM) and under various private labels, UniMark markets:

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

         IQF fruit. UniMark is expanding its retail and foodservice business by marketing citrus and tropical fruit products utilizing its IQF process. UniMark believes that this IQF process allows it to process fruits at the peak of their season while preserving the fresh-like texture and taste of the fruit. The frozen line of fruit includes melon, mango, orange, grapefruit, papaya, pineapple and various combinations of products packed for food service and industrial customers.

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

         Citrus segments. The Company markets citrus sections packaged in industrial sizes to food and soft drink manufacturers in Japan to enhance the flavor and texture of fruit juices and desserts.

    FRESH FRUIT. The Company is doing limited marketing of fresh pineapple under the Simply Fresh(R)brand name.

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

    In the retail and wholesale club markets, the Company's primary focus has been on the chilled and canned fruit categories. UniMark intends to capitalize and strengthen the brand awareness and market penetration attained by its SUNFRESH(R) brand in the United States and the Kledor(R) brand in Canada. Under its "Fruit Made Easy(R)" slogan, UniMark's marketing strategy includes continued expansion of its comprehensive line of brand name specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the health conscious consumer. The Company's marketing objectives include increasing "impulse buying" of its retail products by building greater product visibility through "eye-catching" package designs, innovative rack systems and trial package promotions. In addition, the Company utilizes trade promotions, such as quarterly price allowances, to generate "feature promotion activity" for its products. The SUNFRESH(R) product line also receives substantial advertising support in trade publications and national food shows throughout the year.

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

    The retail team is led by a sales manager and consists of four regional managers, each with geographic responsibility for approximately 25 percent of the United States. The Company's Japanese exports are directed by an export sales manager located in Mexico City who deals with agents primarily from Japanese trading companies. In addition, the Company's senior executives handle relationships with the Company's Japanese customers. The wholesale club market has one sales manager interfacing directly with key wholesale club distributors. The foodservice team is guided by a vice president of foodservice sales and four regional managers. The Company's Canadian sales team operates out of Deli-Bon utilizing independent food brokers throughout Canada although its primary focus is within the Province of Quebec.

    The following table shows, for the last three years, the amount and percentage of net sales contributed by the various distribution channels for the Company's packaged fruit products:

                                                       YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------
                                        1996                    1997                      1998
                                -------------------      -------------------      -------------------
                                  NET                      NET                      NET
                                 SALES      PERCENT       SALES      PERCENT       SALES      PERCENT
                                -------     -------      -------     -------      -------     -------
                                                       (DOLLARS IN THOUSANDS)
     Packaged Fruit:
       Retail                   $18,190        34.4%     $27,202        40.2%     $31,433        46.2%
       Foodservice               15,122        28.6       23,042        34.1       19,539        28.7
       Japan                      7,367        13.9        3,393         5.0        4,144         6.1
       Wholesale club             7,894        14.9       11,303        16.7        7,605        11.2
       Industrial and other       4,289         8.2        2,665         4.0        5,249         7.8
                                -------     -------      -------     -------      -------     -------
               Total            $52,862       100.0%     $67,605       100.0%     $67,970       100.0%
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

    Wholesale club sales. UniMark indirectly sells products to Sam's Wholesale Clubs, Costco Wholesale and other wholesale clubs throughout the United States.

    European sales. UniMark sells products directly to industrial users of IQF products, including orange, pineapple, mango and papaya products. The Company also sells its single serve "Frozen to Fresh" single serve cups to foodservice operators through certain foodservice distributors. In the UK, the Company uses its Flavor Fresh(TM) trade name.

    Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing, as well as fresh pineapple. UniMark utilizes independent food brokers to sell its products to industrial users in the United States.

    DISTRIBUTION. UniMark operates its own trucking fleet to transport finished packaged fruit products from its Mexican processing facilities to its distribution center in McAllen, Texas. From there, deliveries are made through an arrangement the Company has with England Logistics, Inc. ("England"), a division of C.R. England & Sons of Salt Lake City, Utah. In Canada, deliveries are made to customers by independent trucking companies from Deli-Bon's facilities. Products exported to Japan are shipped directly from Mexico. Products sold by UniMark Europe are shipped directly to its customers.

Procurement

    Currently, a substantial quantity of the fruit processed by the Company is purchased from third parties. However, the Company's Mexican grapefruit growing operations supply a majority of the Company's grapefruit demand. In addition, the Company purchases grapefruit from growers in the Texas Rio Grande Valley for processing at its ICMOSA plant. Substantially all of the oranges and melons used in the Company's operations are purchased from third-party growers throughout Mexico. UniMark has commenced a significant pineapple growing project. Initial production from this project began in 1997 and UniMark intends to maintain this project at a level where the Company has sufficient supply for its own processing needs. UniMark believes that production from this project not only will provide UniMark with a high quality supply of pineapples for processing, but also will produce a significant amount of pineapple for the North American fresh fruit market.

Processing

    Upon arrival at the Company's processing plants, the fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing the Company's IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (pails, jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged in plastic bags or trays. The ICMOSA plant is the

Company's main plant and serves as the hub for the Company's other Mexican processing plants, which primarily produce semi-processed products. At the ICMOSA plant, products are labeled and packaged for final shipment. ICMOSA also delivers bulk semi-processed raw materials to Deli-Bon and Simply Fresh for packing into final presentations. Only limited processing takes place at Deli-Bon. While Simply Fresh relies mostly on raw materials from California growing regions, some semi-processed raw materials are provided by ICMOSA. The Company cans fruit at its Montemorelos and Puebla plants.

JUICE & OIL SEGMENT

Recent Developments

    On April 6, 1999, the Company announced that it has retained Rabobank International as its financial advisor to assist the Company in exploring strategic alternatives for its juice business. The Company is exploring these strategic alternatives to take advantage of changing industry conditions and to reduce its exposure to fluctuating world markets for frozen concentrate orange juice.

Strategy

    In addition to exploring available strategic alternatives, GISE's strategy includes: (1) reduce operating costs through optimization of plant capacities,
(2) enter the growing not from concentrate ("NFC") orange juice market, (3) expand relationships with key customers and (4) increase vertical integration.

     Reduce Operating Costs through Optimization of Plant Capacities. To optimize its plant capacities, GISE is focusing its efforts on finding fruit other than oranges to process, e.g. lemon, lime, apple, and grapefruit. A substantial component of this strategy is the execution of its long-term agreements to grow, supply and process Italian lemons for an affiliate of the Coca-Cola Company. Since lemons are harvested and processed during the orange "off-season" (September through November) the Company should be able to operate its facilities near full capacity throughout the year. The Company believes that this will allow the Company to allocate its fixed operating cost over a greater production volume, which should afford the Company with a competitive cost advantage for its primary orange production.

     Expand Relationship with Key Customers. Over the years GISE has been able to expand its supply relationship with existing key customers. Management believes that it will be able to further expand these relationships by supplying existing customers with additional products.

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

Current Products

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

     Cattle feed. As a by-product of the juice production, the Company produces cattle feed. This by-product is sold to local farmers.

Procurement

    The Company purchases citrus from growers throughout Mexico. GISE's three juice plants are located in Cd. Victoria, Tamaulipas; Alamo, Veracruz; and Poza Rica, Veracruz in the heart of Mexico's major citrus growing region. The State of Veracruz, located along the east coast of Mexico, is Mexico's largest orange producing state followed by the neighboring states of Tamaulipas and San Luis Potosi. Citrus from this region is available for processing at GISE's Veracruz facilities early in the season because of this region's southern location. GISE's Cd. Victoria plant processes fruit grown primarily in the northeastern region of Mexico. The fruit is transported by common carrier to GISE's three plants located in Mexico.

Marketing, Sales and Distribution

    Most of GISE's production is sold to industrial users and bottlers of juice. Mexican orange juice is often used for blending with juice from other locations. The Mexican juice is used to enhance the flavor and color of the final product. GISE transports finished product in tankers or drums by common carrier to North American customers. Products to overseas customers are shipped directly in ocean freight containers. Juice and oil sales for the years ended December 31, 1996, 1997 and 1998 were $12.4, $13.7 and $22.2 million, respectively.

Processing

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

EMPLOYEES

    As of December 31, 1998, UniMark employed approximately 3,000 employees in its packaged fruit operations and approximately 450 in its juice and oil operations, most of whom were located in Mexico. In Mexico, labor relations are governed by separate collective labor agreements between UniMark and the unions representing the particular group of employees. All of UniMark's employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while other terms are negotiated every two years.

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

INTELLECTUAL PROPERTY RIGHTS

    The Company regards its trademarks, trade dress, trade secrets and similar intellectual property as important to its success. The Company has been issued a registered trademark for its SUNFRESH(R), Fruits of Four Seasons(R), Jalapeno Sam(R), Fruit Made Easy(R), Fruit Jelite(R), Simply Fresh(R) and Kledor(R) trademarks. The Company also utilizes the Flavor Fresh(TM) tradename. In addition, the Company holds patent rights with respect to certain fruit cutting machinery and a non-assignable, exclusive license to manufacture and sell certain fruit products in the United States, Canada and Mexico.


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

                                                                                             PROPERTY
            NAME                      LOCATION           ACREAGE              CROP           INTEREST
  -----------------------       -------------------     ---------      -----------------     --------
  Loma Bonita I Grove.........  Loma Bonita,            190 acres      White grapefruit      Leased
                                Oaxaca, Mexico
  Loma Bonita II Grove (1)....  Loma Bonita, Oaxaca,    625 acres      Pink grapefruit,      Leased
                                Mexico                                 pineapple, hearts
                                                                       of palm.
  Villa Azueta I Grove (2)....  Villa Azueta,           84 acres       Pineapple growing     Leased
                                Veracruz, Mexico                       and packing.
  Villa Azueta II Grove.......  Villa Azueta,           610 acres      Pineapple             Owned
                                Veracruz, Mexico
  Azteca Grove (3)............  Montemorelos, Nuevo     144 acres      White and Rio Red     Leased
                                Leon, Mexico                           Grapefruit
  Las Tunas Grove.............  Isla,                   120 acres      White and pink        Leased
                                Veracruz, Mexico                       Grapefruit
  Laborcitas Grove............  Cd. Victoria,           240 acres      Oranges and           Owned
                                Tamaulipas, Mexico                     Italian lemons
  El Milagro Grove ...........  Cd. Victoria,           120 acres      Italian lemons        Owned
                                Tamaulipas, Mexico
  Paraiso Grove ..............  Cd. Victoria,           264 acres      Italian lemons        Owned
                                Tamaulipas, Mexico
  El Cielo Grove .............  Gomez Farias,           1,680 acres    Italian lemons        Owned
                                Tamaulipas, Mexico                     (73% planted)
  Flor De Maria Grove.........  Cd. Valles, San Luis    4,080 acres    Italian lemons to     Owned
                                Potosi, Mexico                         be planted.
  La Estrella Grove...........  Cd. Victoria,           185 acres      Italian lemons to     Owned
                                Tamaulipas, Mexico                     be planted.

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

FACILITIES

    The Company's principal processing facilities are described below:

                                                                                    APPROXIMATE
                                                                                     NUMBER OF
                                                                                     EMPLOYEES
                                                                    APPROXIMATE       (AS OF
                                                                      SQUARE           MARCH
           NAME                            LOCATION                  FOOTAGE           1999)       INTEREST
           ----                            --------                 -----------     -----------    --------
PACKAGED FRUIT OPERATIONS
ICMOSA Plant ................   Montemorelos, Nuevo Leon, Mexico      80,000            1,003      Owned (1)
IHMSA Plant..................   Montemorelos, Nuevo Leon, Mexico      40,000              628      Leased (2)
Azteca Plant.................   Montemorelos, Nuevo Leon, Mexico      50,000              489      Leased (2)
Puebla Plant.................   Tlatlauquipec, Puebla, Mexico         50,000              391      Owned
Isla Plant...................   Isla, Veracruz, Mexico                32,000              245      Leased
San Rafael Plant (4).........   San Rafael, Veracruz, Mexico          28,500               --      Leased
Zamora Plant (4).............   Zamora, Michoacan, Mexico             41,000               --      Leased
Deli-Bon Plant...............   Quebec City, Quebec, Canada           16,800               20      Owned
Simply Fresh Plant...........   Los Angeles, California               45,000              125      Leased
Flavor Fresh Plant (3).......   Lawrence, Massachusetts               60,000               --      Leased (2)

JUICE AND OIL OPERATIONS
Victoria Juice Plant.........   Cd. Victoria, Tamaulipas, Mexico      65,700              142      Owned (1)
Frutalamo Juice Plant........   Alamo, Veracruz, Mexico               27,700              111      Leased
Veracruz Juice Plant.........   Poza Rica, Veracruz, Mexico           22,900               66      Owned

----------

(1) This property is subject to individual mortgages with the real estate as collateral.

(2) The agreement pursuant to which this facility is leased by the Company grants the Company the option to purchase the facility prior to the expiration of such agreement at a purchase price equal to the then current fair market value of the facility.

(3) This plant is idle and commencing April 1, 1999 has been sub-leased through August, 2002.

(4) These plants are idle and are being offered for sub-lease.

    The Company's other supporting facilities are described below:

    In addition to the properties described above, the Company maintains its corporate headquarters in Bartonville, Texas; a distribution center in McAllen, Texas; and a lodging facility in Cd. Victoria, Tamaulipas, Mexico.

    Corporate Headquarters. UniMark leases approximately 13,000 square feet of office space for its corporate headquarters in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport) from an entity controlled by Jorn Budde, the Company's President, Chief Executive Officer and Chairman of the Board prior to his resignation in February 1998. As of March 1, 1999, UniMark employed 38 people at this facility with space well utilized for the corporate headquarters.

    McAllen Distribution Center. The Company's refrigerated distribution center began operations in August 1997 in McAllen, Texas (on the Texas/Mexico border) which consists of approximately 110,000 square feet and is fully utilized.
As of March 1, 1999, 18 people were employed at this company-owned facility.

    Hidalgo Distribution Center. The Company's previous refrigerated distribution center in Hidalgo, Texas consists of approximately 20,000 square feet and is currently vacant and being offered for sale.

    The GISE Conference Facility. In connection with the GISE acquisition in May 1996, the Company acquired a "hacienda" which has been declared a historic landmark. This lodging facility is located near GISE's plant in Cd. Victoria, Tamaulipas, Mexico, occupies approximately 90,000 square feet and is situated on approximately 10 acres. The Company utilizes this facility, in part, as a conference center.


ITEM 3. LEGAL PROCEEDINGS.

    From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business or otherwise the outcome of which is not expected to have a materially adverse affect on the Company's results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's Annual Meeting of Shareholders held on November 20, 1998, the proposed ten member Board of Directors was elected in a non-contested vote and the selection of Ernst & Young, LLP as the Company's independent public accountants for the year ended December 31, 1998 was ratified.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is quoted on the Nasdaq National Market under the symbol "UNMG". The following table sets forth, for the periods indicated, the high and low sale prices as reported on the Nasdaq National Market.

                                                         HIGH        LOW
                                                      --------     -------
Year Ended December 31, 1997:
    First Quarter.................................    $ 10.625     $ 6.000
    Second Quarter................................       8.875       4.625
    Third Quarter.................................       9.125       7.000
    Fourth Quarter................................       8.250       2.750
Year Ended December 31, 1998:
    First Quarter.................................       5.375       3.438
    Second Quarter................................       6.625       3.875
    Third Quarter.................................       4.375       2.000
    Fourth Quarter................................       3.250       1.875

----------

    The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. On April 9, 1999, the last reported sale price for the Common Stock on the Nasdaq National Market was $2.75. As of April 9, 1999 there were 131 shareholders of record of the Common Stock and approximately 2,000 beneficial shareholders.

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


ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected historical consolidated financial data has been derived from the historical consolidated financial statements of the Company and in the case of the fiscal years ended December 31, 1996, 1997 and 1998 should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                                      YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                   1994         1995          1996 (1)       1997          1998
                                                 --------     --------        --------     --------      --------
                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales ..................................     $ 25,346     $ 36,866        $ 65,238     $ 81,284      $ 90,141
Gross profit ...............................        7,403       12,674          18,626       22,004        25,083
Income (loss) from operations ..............        1,530        4,251           1,027       (5,950)        1,999
Extraordinary gain .........................           --           --             330          139            --
Net income (loss) ..........................        1,015        2,947             543       (9,680)       (2,965)
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain ..     $   0.28     $   0.57        $   0.03     $  (1.15)     $  (0.29)
  Extraordinary gain .......................           --           --            0.04          .02            --
                                                 --------     --------        --------     --------      --------
  Net income (loss) ........................     $   0.28     $   0.57        $   0.07     $  (1.13)     $  (0.29)
                                                 ========     ========        ========     ========      ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain ..     $   0.28     $   0.53        $   0.03     $  (1.15)     $  (0.29)
  Extraordinary gain .......................           --           --            0.04          .02            --
                                                 --------     --------        --------     --------      --------
  Net income (loss) ........................     $   0.28     $   0.53        $   0.07     $  (1.13)     $  (0.29)
                                                 ========     ========        ========     ========      ========
Shares used in per share calculations:
    Basic ..................................        3,642        5,213           7,450        8,590        10,131
    Diluted ................................        3,642        5,571           7,796        8,590        10,131

Total assets ...............................     $ 11,176     $ 26,498        $ 76,683     $ 94,616      $ 93,513
Long-term debt .............................          919          699           4,332        8,626         7,833
Stockholders' equity .......................        6,392       14,978          47,800       38,252        48,712

-------------------

(1) Includes the results of operations of GISE and Simply Fresh since April 1, 1996, and Deli-Bon since January 3, 1996, the effective dates of these acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and "Selected Financial Data" included elsewhere herein. This discussion does not include the results of operations of Deli-Bon, GISE and Simply Fresh before their respective acquisition dates.

CONVERSION TO U.S. GAAP

    The Company conducts substantially all of its operations through its wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating five citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's and GISE's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Deli-Bon maintains its accounting records in Canadian dollars and in accordance with Canadian generally accepted accounting principles and is subject to Canadian income tax laws. UniMark Europe maintains its accounting records in British pounds sterling and in accordance with United Kingdom generally accepted accounting principles and is subject to United Kingdom income tax laws.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1996         1997         1998
                                                           ------       ------       ------
Net sales ............................................      100.0%       100.0%       100.0%
Cost of products sold ................................       71.4         72.9         72.2
                                                           ------       ------       ------
Gross profit .........................................       28.6         27.1         27.8
Selling, general and administrative expenses .........       27.0         34.4         25.6
                                                           ------       ------       ------
Income (loss) from operations ........................        1.6         (7.3)         2.2
Other income (expense):
  Interest expense ...................................       (2.2)        (4.1)        (4.6)
  Interest income ....................................        0.8          0.5          0.2
  Other ..............................................       (0.3)        (1.1)        (0.1)
                                                           ------       ------       ------
Loss before income taxes and extraordinary gain ......       (0.1)       (12.0)        (2.3)
Income tax expense (benefit) .........................       (0.4)         0.1          1.0
                                                           ------       ------       ------
Income (loss) before extraordinary gain ..............        0.3        (12.1)        (3.3)
Extraordinary gain, net of applicable income taxes ...        0.5          0.2           --
                                                           ------       ------       ------
Net income (loss) ....................................        0.8%       (11.9)%       (3.3)%
                                                           ======       ======       ======

Years Ended December 31, 1997 and 1998

    Net Sales increased 10.9% from $81.3 million in 1997 to $90.1 million in 1998. This increase was primarily due to increases in citrus juice and oil sales as well as packaged fruit retail sales. Citrus juice and oil sales increased 62% from $13.7 million in 1997 to $22.2 million in 1998. This increase was primarily the result of a relative large orange crop and comparatively favorable market conditions for "from concentrate orange juice". These favorable market conditions reversed in the fourth quarter of 1998. The Company has a negative outlook on its citrus juice and oil sales as a result of declining futures prices and a much smaller orange crop in Mexico.

    Packaged fruit retail sales increased 15.4% from $27.2 million in 1997 to $31.4 million in 1998. This increase was the result of new distribution of the Company's canned fruit and fresh-cut fruit product lines. The Company expects this trend to continue for 1999. The Company also saw an increase in sales to Japan and other industrial customers. The Japanese sales increased 20.6% from $3.4 million in 1997 to $4.1 million in 1998. Although no assurances can be given, the Company anticipates increased demand for its products from Japan in 1999, as a leading soft drink supplier is introducing a new product with the Company's products as a key ingredient. Industrial and other sales increased 92.6% from $2.7 million in 1997 to $5.2 million in 1998. These sales are primarily comprised of bulk IQF products and fresh pineapple. The Company anticipates limited growth in industrial sales, but a significant increase in sales of pineapple, as the Company's pineapple project is beginning significant production in the second quarter of 1999.

    The sales increase was negatively impacted by declining sales in the Company's food service and wholesale club businesses. Food service sales declined 15.2% from $23.0 million in 1997 to $19.5 in 1998. This decline can be attributed to the Company's closing of its Lawrence, MA plant and distribution facility in the fourth quarter of 1997. The Company believes that the reduction in sales has leveled off and management expects an increase for 1999 from new product introductions. The wholesale club business declined 32.7% from $11.3 million in 1997 to $7.6 million in 1998. The decline was the result of discontinuing production of the Company's avocado products in the first quarter of 1998. The Company also lost significant distribution of its chilled fruit products to a competitor.

    While the Company's overall retail sales increased in 1998, the Company did experience significant competitive pressures as a competitor entered the category with a new line of similar products accompanied with substantial promotional campaigns. This resulted in smaller than anticipated growth for the Company's chilled fruit category. Although no assurances can be given, the Company expects sales of this category to improve in 1999 because of its newly formulated promotional programs.

    Gross Profit as a percentage of net sales increased from 27.1% in 1997 to 27.8% in 1998. The increase can be attributed to the prior years inflation in Mexico, which significantly increased the Company's cost of production. The gross profits were negatively impacted by the relative increase in citrus juice and oil sales as compared to packaged fruit sales, since citrus juice and oil sales generally yield lower margins.

    Gross profit on packaged fruit sales decreased from 29.8% in 1997 to 29.5% in 1998. This decrease was primarily the result of higher than anticipated fruit cost resulting from the aftermath of the recent El Nino weather pattern and crop failures in the Company's pineapple project. At December 31, 1998, the Company wrote-off $1.3 million as a result of crop failures in the Company's pineapple project. While most crops have returned to normal in the first quarter of 1999, the Company's California operations is anticipated to be negatively impacted by the freeze damage done to most of the California orange crop in late 1998.

    Gross profit on citrus juice and oils increased from 13.7% in 1997 to 22.7% in 1998 primarily as a result of lower product cost due to increased production volume and improved market prices. Gross profit for the citrus juice and oil segment is anticipated to be significantly lower in 1999 as a result of higher fruit prices resulting from a smaller crop and unfavorable market conditions.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 34.4% in 1997 to 25.6% in 1998. Actual SG&A expenses decreased 17.4% from $28.0 million in 1997 to $23.1 million in 1998. This decrease is partly the result of the relative increase in citrus juice and oil sales that do not require significant sales and marketing expenditures. It is also the result of cost savings realized from the Company's reorganization of its packaged fruit operations and the overall increase in sales volume. SG&A expenses in 1998 were negatively impacted by a charge of $540,000 to write-off certain capital improvements and other capitalized costs, primarily related to closed plant facilities.

    Interest expense increased from 4.1% of net sales in 1997 to 4.6% in 1998. Actual interest expense increased from $3.3 million in 1997 to $4.1 million in 1998. This increase was primarily the result of increased levels of debt maintained to support capital expenditures and increased cost of funds from the Company's primary lender.

    Interest income of $436,000 was earned in 1997 and $141,000 in 1998 primarily from the temporary cash investment of excess cash balances.

    A foreign currency translation net loss of $945,000 in 1997 and $167,000 in 1998 resulted primarily from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP.

    As a result of the foregoing, the Company reported net losses of $9.7 million in 1997 and $3.0 million in 1998.

Years Ended December 31, 1996 and 1997

    Net sales increased 24.6% from $65.2 million in 1996 to $81.3 million in 1997. This increase was primarily due to increases in foodservice sales, retail sales and club sales. Foodservice sales increased 52.4% from $15.1 million in 1996 to $23.0 million in 1997. Retail sales increased 50.0% from $18.2 million in 1996 to $27.2 million in 1997 and warehouse club sales increased 43.2% from $7.9 million in 1996 to $11.3 million in 1997. These increases resulted from increased distribution and expansion of product lines facilitated primarily by the Company's acquisition of Simply Fresh effective March 31, 1996 and the addition of new customers, particularly in the Northeast United States in August 1996. In addition, growth of existing product lines and new canned product introductions contributed to these increases in 1997.

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

    Gross profit as a percentage of net sales decreased from 28.6% in 1996 to 27.1% in 1997. The Company's results of operations were adversely impacted by an increase in inflation in Mexico (15.7%), which was not offset by a corresponding devaluation of the Mexico peso (2.5%), resulting in increased wages, benefits and other operating expenses in U.S. dollar terms. Gross profit on cut fruit sales decreased from 31.0% in 1996 to 29.8% in 1997 while gross profit on citrus juice and oil sales decreased from 18.1% in 1996 to 13.7% in 1997. The decrease in gross profit on cut fruit sales resulted primarily from charges of approximately $3.1 million in the fourth quarter of 1997 for additional costs incurred associated with the closing of the Flavor Fresh, San Rafael and Zamora plant facilities and the restructuring of production, warehousing and distribution operations.

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

    A foreign currency translation net loss of $248,000 in 1996 and $945,000 in 1997 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

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

STATUTORY EMPLOYEE PROFIT SHARING

    All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing. Provisions for Mexican employee profit sharing expense were $436,000, $544,000 and $209,000 in 1996, 1997 and 1998, respectively.

EXCHANGE RATE FLUCTUATIONS

    The Company's consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that ICMOSA or GISE have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized.

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

MARKET RISK FACTORS

    A significant portion of the Company's operations consists of processing and sales activities in foreign jurisdictions. The Company processes its products in the United States, Mexico and Canada and sells the products in those markets as well as European markets and Japan. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Mexican peso, Canadian dollar, British pound and the Japanese yen.

    When the U.S. dollar strengthens against these foreign currencies, the value of nonfunctional currency sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. Overall, the Company is a net payer of currencies other than the U.S. dollar and, as such, benefits from a stronger dollar.

    The Company procures and processes substantially all of its products in Mexico for export to the United States, Canada, Europe and Japan. The cost of citrus procured in Mexico generally reflects the spot market price for citrus in the United States and all of UniMark's export sales from Mexico are denominated in U.S. dollars. As such, UniMark does not anticipate sales revenues and raw material expenses to be materially affected by changes in the valuation of the Mexican peso. Labor and certain other processing costs are Mexican peso denominated and, consequently, these costs are impacted by fluctuations in the value of the Mexican peso relative to the U.S. dollar.

    The Company's juice and oil segment primarily produces and sells frozen concentrate orange juice. The price the Company is able to sell this product for is generally determined by reference to the commodity futures market price, over which the Company has no control.

    The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates and London interbank offered rates ("LIBOR"). In this regard, changes in these interest rates affect the interest paid on the Company's debt.

    The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                                                       Estimated
                                                                                                                          Fair
                                                                                                There-                    Value
   (dollars in thousands)       1999         2000         2001         2002         2003        after        Total      12/31/98
   ----------------------     --------     --------     --------     --------     --------     --------     --------   ---------
Long-term debt, including
   current portion
     Fixed rate               $    520     $    583     $    324     $    157     $    192     $    211     $  1,987    $  1,987
     Average interest rate         9.9%        10.8%        12.6%        18.5%        18.5%        18.5%

     Variable rate            $    243     $    302     $    378     $  3,957     $    116     $  1,613     $  6,609    $  6,609
     Average interest rate        12.1%        12.0%        11.9%        10.9%         9.0%         9.0%

    The Company does not have a significant exposure to foreign currency denominated debt obligations. At December 31, 1998, all long-term debt is U.S. dollar denominated except for $881,000 which is Mexican peso denominated and $122,000 which is Canadian dollar denominated.

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

SEASONALITY

    Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangos, peaches, plums, and nectarines are not readily available for sales in supermarkets in North America. In addition, a substantial portion of UniMark's exports to Japan are processed and shipped during the first and fourth quarter each year. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

YEAR 2000 ISSUES

    As a result of certain computer programs and certain embedded computer chip technology utilizing two digits rather than four to define the applicable year, any of the Company's computer programs or systems that have date sensitive software or computer chip technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate invoices, or engage in similar normal business activities. Failure by the Company and/or any third parties that the Company materially relies on, such as power utility providers, financial institutions, other critical suppliers and major customers, to complete Year 2000 readiness activities in a timely manner could have a material adverse effect on the Company's business and results of operations.

    The Company is engaged in a company-wide effort to achieve Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems. The Company expects to achieve company-wide Year 2000 readiness by mid-1999. The Company has formed a team consisting of senior management, information technology staff and consultants to assess, remediate, test and implement processes to meet Year 2000 readiness.

    In late 1997, the Company completed its assessment of all IT systems which indicated that most of the Company's significant accounting systems could be affected, particularly the general ledgers, billing, inventory and payment systems. To date, the Company has completed implementation of Year 2000 compliant accounting systems in its U.S. and Canada operations and expects to complete implementation in its Mexico operations by mid-1999. The Company is approximately 75% complete in its assessment of non-IT systems which, to date, has not revealed any significant problems, and expects to complete its assessment in the second quarter of 1999. Any remediation, testing and implementation necessary will be expected to be completed by the end of 1999.

    The Company has begun inquiries of its significant suppliers, contractors and other third-party support services and customers to assess their Year 2000 readiness efforts. Letters of compliance have been requested from such third parties. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. Contingency plans to choose alternative third-party agents, if necessary, will be formalized in the third quarter of 1999.

    The Company is primarily utilizing internal resources to assess, remediate, test and implement Year 2000 modifications while utilizing outside consultants when necessary. The total cost of the Year 2000 project is not expected to exceed $100,000 for the entire effort. Because the Company's readiness program is not yet fully implemented and is subject to certain risks and uncertainties, including readiness efforts of material third parties, there can be no assurance that the Company will not incur material costs beyond the anticipated costs described above. The cost of the Year 2000 project and the dates by which the Company believes it will be Year 2000 ready are based on management's current best estimates, which were dependent on numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance, however, that these estimates will be achieved and actual results could differ materially from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, cash and cash equivalents totaled $4.2 million, an increase of $3.0 million from year-end 1997. During 1998, operating activities generated cash of $6.8 million primarily from a $2.3 million decrease in trade receivables and a $500,000 decrease in inventories.

    During 1998, UniMark utilized cash of $5.7 million in investing activities. Of this amount, $5.2 million was expended on property, plant and equipment primarily related to the Company's lemon orchard project in Mexico.

    The Company's financing activities provided net cash of $13.4 million from the sale of common stock and $240,000 from additional long-term borrowings, primarily equipment financing. Cash was utilized to reduce short-term borrowings by $9.8 million and long-term debt by $1.9 million.

    Effective May 1, 1998, the Company issued an additional 23,993 common shares to the former owner of Deli-Bon pursuant to the price protection provisions of the January 3, 1996 acquisition agreement.

    On June 29, 1998 an arbitration award was issued against the Company in its proceedings with the former shareholders of Simply Fresh regarding the price protection provisions of the May 9, 1996 acquisition agreement and related issues. Pursuant to the award, on August 5, 1998 the Company paid in cash to the former Simply Fresh shareholders (i) $1,005,036 in settlement of the common stock price protection issues, (ii) $67,391 in interest on the price protection settlement amount and (iii) $110,000 in settlement of related employment contract issues.

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

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M. In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

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

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At December 31, 1998 the Company was in violation of certain financial covenants and restrictions under these agreements, which Rabobank Nederland has waived as of that date.

    At December 31, 1998 the Company had outstanding loan balances under the revolving credit agreements of $15.2 million. These agreements were scheduled to mature on May 17, 1999 but, in a commitment letter dated April 13, 1999, the lender agreed to extend the maturity to January 3, 2000.

    In recent years, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. Although these revolving credit facilities with Rabobank Nederland are being extended until January 3, 2000, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions to further extend or replace existing working capital facilities and to establish a permanent long-term debt facility. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities could have a material adverse affect on the Company and its ability to continue as a going concern.

    In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract, which supersedes all previous agreements, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. Total capital requirements for the project including land acquisition, seedlings, capital equipment and planting costs are estimated to be approximately $18.5 million of which $5.6 million has been expended as of December 31, 1998 and $8.2 million is estimated to be required in 1999. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    The Company's cash requirements for the remainder of 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the level of inventories, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding further extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities could have a material adverse affect on the Company. UniMark believes that anticipated revenue from operations and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
    Report of Independent Auditors.....................................................      23

    Consolidated Balance Sheets as of December 31, 1997 and 1998.......................      24

    Consolidated Statements of Operations for the Years Ended
        December 31, 1996, 1997 and 1998...............................................      25

    Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 1996, 1997 and 1998...............................................      26

    Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1996, 1997 and 1998...............................................      27

    Notes to Consolidated Financial Statements.........................................      28



REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

    We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  ERNST & YOUNG LLP

Dallas, Texas
April 13, 1999

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                      DECEMBER 31,
                                                                ----------------------
                                                                  1997          1998
                                                                --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................     $  1,237      $  4,247
  Accounts receivable -- trade, net of allowance of $685 in
     1997 and $657 in 1998 ................................       11,599         9,270
  Accounts receivable - other .............................          716           731
  Inventories .............................................       24,152        22,320
  Income and value added taxes receivable .................        2,312         1,560
  Prepaid expenses ........................................        1,605         1,315
                                                                --------      --------
          Total current assets ............................       41,621        39,443
Property, plant and equipment, net ........................       39,704        41,347
Deferred income taxes .....................................        1,847         1,365
Goodwill, net .............................................        6,606         6,425
Identifiable intangible assets ............................        1,823         1,535
Due from related parties ..................................        1,678         1,651
Other assets ..............................................        1,337         1,747
                                                                --------      --------
          Total assets ....................................     $ 94,616      $ 93,513
                                                                ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ...................................     $ 31,452      $ 21,654
  Current portion of long-term debt .......................        1,655           763
  Accounts payable - trade ................................        3,983         5,156
  Payable to related parties ..............................          104            --
  Accrued liabilities .....................................        4,439         3,484
  Income taxes payable ....................................           40            38
  Deferred income taxes ...................................        6,050         5,873
                                                                --------      --------
          Total current liabilities .......................       47,723        36,968
Long-term debt, less current portion ......................        8,626         7,833
Deferred income taxes .....................................           15            --
Commitments
Shareholders' equity:
  Common stock, $0.01 par value:
     Authorized shares -- 20,000,000
     Issued and outstanding shares -- 8,598,833 in 1997 and
       11,938,326 in 1998 .................................           86           119
  Additional paid-in capital ..............................       45,419        58,811
  Accumulated deficit .....................................       (7,253)      (10,218)
                                                                --------      --------
          Total shareholders' equity ......................       38,252        48,712
                                                                --------      --------
          Total liabilities and shareholders' equity ......     $ 94,616      $ 93,513
                                                                ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                   YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1996          1997          1998
                                                           --------      --------      --------
     Net sales .......................................     $ 65,238      $ 81,284      $ 90,141
     Cost of products sold ...........................       46,612        59,280        65,058
                                                           --------      --------      --------
                                                             18,626        22,004        25,083
     Selling, general and administrative expenses ....       17,599        27,954        23,084
                                                           --------      --------      --------
     Income (loss) from operations ...................        1,027        (5,950)        1,999
     Other income (expense):
       Interest expense ..............................       (1,407)       (3,294)       (4,146)
       Interest income ...............................          548           436           141
       Foreign currency transaction loss .............         (248)         (945)         (167)
       Other income ..................................           21            11            75
                                                           --------      --------      --------
                                                             (1,086)       (3,792)       (4,097)
                                                           --------      --------      --------
     Loss before income taxes and extraordinary gain .          (59)       (9,742)       (2,098)
     Income tax expense (benefit) ....................         (272)           77           867
                                                           --------      --------      --------
     Income (loss) before extraordinary gain .........          213        (9,819)       (2,965)
     Extraordinary gain on forgiveness of debt, net of
       applicable income taxes of $259 in 1996 and
        $109 in 1997 .................................          330           139            --
                                                           --------      --------      --------
     Net income (loss) ...............................     $    543      $ (9,680)     $ (2,965)
                                                           ========      ========      ========


     Basic and diluted earnings (loss) per share:
       Income (loss) before extraordinary item .......     $   0.03      $  (1.15)     $  (0.29)
       Extraordinary item ............................         0.04          0.02            --
                                                           --------      --------      --------
       Net income (loss) .............................     $   0.07      $  (1.13)     $  (0.29)
                                                           ========      ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                                ADDITIONAL      RETAINED
                                                                   COMMON        PAID-IN        EARNINGS
                                                    SHARES         STOCK         CAPITAL        (DEFICIT)          TOTAL
                                                  ----------     ----------     ----------      ----------      ----------
Balance at January 1, 1996 ..................      5,918,050     $       59     $   13,035      $    1,884      $   14,978
  Exercise of warrants and options ..........         64,250              1            305              --             306
  Shares issued for cash in secondary
    public offering, net of offering
    expenses ................................      1,677,000             17         22,175              --          22,192
  Shares issued in acquisitions of GISE,
    Simply Fresh and Deli-Bon ...............        902,033              9          9,772              --           9,781
  Net income ................................             --             --             --             543             543
                                                  ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1996 ................      8,561,333             86         45,287           2,427          47,800
  Exercise of options .......................         37,500             --            132              --             132
  Net loss ..................................             --             --             --          (9,680)         (9,680)
                                                  ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1997 ................      8,598,833             86         45,419          (7,253)         38,252
  Exercise of options .......................         10,000             --             35              --              35
  Additional shares issued in acquisition
    of  Deli-Bon ............................         23,993             --             --              --              --
  Cash paid to former Simply Fresh
    shareholders pursuant to arbitration
    award ...................................             --             --         (1,005)             --          (1,005)
  Shares issued for cash in a private
   offering, net of offering expenses .......      3,305,500             33         14,362              --          14,395
  Net loss ..................................             --             --             --          (2,965)         (2,965)
                                                  ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1998 ................     11,938,326     $      119     $   58,811      $  (10,218)     $   48,712
                                                  ==========     ==========     ==========      ==========      ==========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1996          1997          1998
                                                                --------      --------      --------
OPERATING ACTIVITIES
Net income (loss) .........................................     $    543      $ (9,680)     $ (2,965)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization .........................        1,751         3,465         3,621
    Deferred income taxes .................................          408           634           290
    Extraordinary gain ....................................         (589)         (248)           --
    Impairment loss .......................................           --            --         1,840
    Changes in operating assets and liabilities:
       Receivables ........................................       (3,348)       (2,313)        3,066
       Inventories ........................................       (8,927)       (6,315)          532
       Prepaid expenses ...................................         (351)         (834)          290
       Accounts payable and accrued liabilities ...........       (2,263)        1,846           114
       Income taxes payable ...............................          (16)         (854)           (2)
                                                                --------      --------      --------
Net cash provided by (used in) operating activities .......      (12,792)      (14,299)        6,786

INVESTING ACTIVITIES
Acquisition of Deli-Bon, GISE and Simply Fresh shares,
   net of cash acquired ...................................       (2,590)           --            --
Purchases of property, plant and equipment ................      (13,158)      (11,578)       (5,214)
(Increase) decrease in identifiable intangible assets .....         (919)           89          (121)
Decrease (increase) in amounts due from related parties ...         (542)       (1,046)           27
Increase in other assets ..................................       (1,194)         (260)         (410)
                                                                --------      --------      --------
Net cash used in investing activities .....................      (18,403)      (12,795)       (5,718)

FINANCING ACTIVITIES
Net proceeds from the issuance of common shares ...........       22,498           132        13,425
Increase (decrease) in short-term borrowings ..............        6,303        22,982        (9,798)
Proceeds from long-term debt ..............................        1,204         2,613           240
Payments of long-term debt ................................         (828)       (1,664)       (1,925)
                                                                --------      --------      --------
Net cash provided by financing activities .................       29,177        24,063         1,942
                                                                --------      --------      --------

Net increase (decrease) in cash and cash equivalents ......       (2,018)       (3,031)        3,010
Cash and cash equivalents at beginning of year ............        6,286         4,268         1,237
                                                                --------      --------      --------
Cash and cash equivalents at end of year ..................     $  4,268      $  1,237      $  4,247
                                                                ========      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid ...........................................     $  1,049      $  3,170      $  4,059
                                                                ========      ========      ========
  Income taxes received ...................................     $     98      $    470      $     65
                                                                ========      ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The Company is in the business of growing, processing, marketing and distributing niche citrus and tropical fruit products, including chilled and canned packaged fruits, citrus juices and oils and other specialty food ingredients.

    The UniMark Group, Inc. ("the Company") was incorporated in the state of Texas on January 3, 1992. The Company's wholly-owned subsidiaries include UniMark Foods, Inc. ("UniMark Foods"), UniMark International, Inc. ("UniMark International"), Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), AgroMark, S.A. de C.V. ("AgroMark"), UniMark Foods Europe, Ltd. ("UniMark Europe"), Les Produits Deli-Bon Inc. ("Deli-Bon"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and Simply Fresh Fruit, Inc. ("Simply Fresh").

    During 1996, the Company acquired Deli-Bon, a Quebec, Canada fruit processor; GISE, a Mexican citrus juice and oil processor; and Simply Fresh, a Los Angeles, California fruit processor and distributor. See Note 3 - Acquisitions.

    As discussed in Notes 9 and 15, the Company has several projects and commitments requiring substantial capital. Although the Company is exploring various financing options and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized and costs deferred related to these projects and commitments.

    Additionally, the Company has, in recent years, relied upon bank financing to finance its working capital and certain of its capital expenditure needs (see Notes 7 and 8). Although the revolving credit facilities are being extended until January 3, 2000, no assurances can be given that the lender will continue to renew such loan facilities. The Company's cash requirements for 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with its primary lender and other financial institutions regarding further extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities could have a material adverse affect on the Company. The Company's revolving credit facilities were scheduled to mature on May 17, 1999 but, in a commitment letter dated April 13, 1999, the lender has agreed to extend the maturity to January 3, 2000.

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

    Concentration of Credit Risk: The Company processes and sells niche citrus and tropical fruit products, citrus juices and oils and other specialty food ingredients to customers in the foodservice and retail industries in the United States, Europe, Canada and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due within 30 days. Credit losses have been within management's expectations. No one customer accounted for more than 10%of the Company's net sales for the years ended December 31, 1996, 1997 and 1998

    Advertising Costs: The Company expenses advertising costs as incurred. Advertising expense was $528,000, $262,000 and $369,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    Inventories: Inventories held in the United States and Canada are carried at the lower of cost or market using the first-in, first-out method. Mexican inventories are valued at the lower of cost or market using average cost.

    Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives:

           Buildings......................................         20 years
           Pineapple orchards.............................          2 years
           Machinery and equipment........................     5-12.5 years
           Transportation equipment.......................        5-7 years
           Computer equipment.............................        4-7 years
           Office equipment...............................       5-10 years
           Automobiles....................................        3-5 years

    The Company reviews its property, plant and equipment and other non-current assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

    The Company capitalizes costs incurred to plant and maintain orchards until they become commercially productive. The capitalized costs of the Company's pineapple orchards are depreciated over a two-year period. The Company's lemon orchards are expected to become commercially productive by 2003 at which time they will begin to be depreciated over their estimated useful lives.

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

    The Company's consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that ICMOSA or GISE have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized.

    The Company's consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of ICMOSA's net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a transaction loss to the extent there are net deferred tax assets or a transaction gain to the extent there are net deferred tax.

    Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    Segment Reporting: In 1998, the Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) and has provided prior years disclosures in accordance therewith.

    Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation in the accompanying financial statements.

NOTE 2 EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share for income (loss) before extraordinary gains:

                                                            YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        1996         1997          1998
                                                      --------     --------      --------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Income (loss) before extraordinary gain .........     $    213     $ (9,819)     $ (2,965)

DENOMINATOR
Denominator for basic earnings per share -
  Weighted average shares .......................        7,450        8,590        10,131
Effect of dilutive securities:
  Employee and director stock options ...........          294           --            --
  Warrants ......................................           52           --            --
                                                      --------     --------      --------
Dilutive potential common shares ................          346           --            --
                                                      --------     --------      --------
Denominator for diluted earnings per share -
  Weighted average shares adjusted for assumed
  Conversions ...................................        7,796        8,590        10,131
                                                      ========     ========      ========

Basic and diluted earnings (loss) per share .....     $   0.03     $  (1.15)     $  (0.29)
                                                      ========     ========      ========

    At December 31, 1997 and 1998 the Company had options and warrants outstanding of 668,000 and 2,447,000, respectively, that were not included in there respective years per share calculations because there effect would have been anti-dilutive. See Note 17 - Subsequent Event.

NOTE 3 ACQUISITIONS

    On January 3, 1996, the Company acquired, in a purchase transaction, all of the outstanding shares of capital stock of Les Produits Deli-Bon, Inc. (Deli-Bon), a Quebec corporation that principally processes and sells fruit salads to the food service industry in Canada. The total consideration given for the purchase of the shares included (i) approximately $787,000 in cash, (ii) a $49,000 six month promissory note and (iii) 28,510 shares of common stock for an aggregate purchase price of approximately $1.5 million. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of Deli-Bon since the date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $303,000 and is being amortized using the straight-line method over twenty years. Accumulated amortization was $30,000 and $45,000 at December 31, 1997 and 1998, respectively.

    On May 9, 1996, the Company acquired all of the outstanding shares of capital stock of Simply Fresh Fruit, Inc. (Simply Fresh), in exchange for (i) $2,500,000 cash, (ii) 90,909 shares of Unimark common stock and (iii) five-year covenants not to compete totaling $1,000,000 in a purchase transaction for an aggregate purchase price of $5.0 million. Simply Fresh is a fruit processing and distribution company located in Los Angeles, California. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of Simply Fresh since April 1, 1996, the effective date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $3,359,000 and is being amortized using the straight-line method over forty years. Accumulated amortization was $147,000 and $231,000 at December 31, 1997 and 1998, respectively.

    The Company provided price protection on the shares issued in the Deli-Bon and Simply Fresh acquisitions. This price protection required the Company to issue additional shares (or cash at its discretion) to the sellers in the event of a decline in the public market value of the UniMark shares below an established level during the period in which the sellers' shares were restricted from trading. During 1998, the Company satisfied the price protection provisions of these agreements. See Note 13.

    Also on May 9, 1996, the Company acquired all of the outstanding shares of capital stock of Grupo Industrial Santa Engracia, S.A. de C.V. (GISE), in exchange for 782,614 shares of common stock in a purchase transaction representing a purchase price of $12 million. In addition, Unimark agreed to pay up to an additional $8.0 million during the next four years if GISE achieves certain financial operating targets. GISE operates three juice plants in the heart of major citrus growing regions in Mexico. The Company's consolidated statement of operations for the year ended December 31, 1996 includes the results of operations of GISE since April 1, 1996, the effective date of the acquisition. The excess purchase price over the estimated fair value of the net assets acquired was $3,264,000 and is being amortized using the straight-line method over forty years. Accumulated amortization was $143,000 and $224,000 at December 31, 1997 and 1998, respectively.

NOTE 4 INVENTORIES

    Inventories consist of the following:

                                      DECEMBER 31,
                                   -------------------
                                    1997        1998
                                   -------     -------
                                      (IN THOUSANDS)
Finished goods:
   Cut fruits ................     $12,983     $12,212
   Juice and oils ............       2,592       1,663
                                   -------     -------
                                    15,575      13,875
Pineapple orchards ...........       3,140       2,964
Raw materials and supplies ...       4,433       4,376
Advances to suppliers ........       1,004       1,105
                                   -------     -------
          Total ..............     $24,152     $22,320
                                   =======     =======

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                       DECEMBER 31,
                                   -------------------
                                     1997        1998
                                   -------     -------
                                      (IN THOUSANDS)
Land .........................     $ 1,819     $ 3,223
Orchards .....................       2,804       5,022
Construction in progress .....       2,201       2,121
Buildings and improvements ...      13,084      13,562
Machinery and equipment ......      25,023      25,419
                                   -------     -------
                                    44,931      49,347
Accumulated depreciation .....       5,227       8,000
                                   -------     -------
          Total ..............     $39,704     $41,347
                                   =======     =======


    Depreciation expense was $1,263,000, $2,625,000 and $3,031,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    At December 31, 1998, the Company recorded a charge of $1.3 million to reduce the carrying value of its pineapple orchards based on current crop estimates for the next two years. This charge is reflected in cost of products sold. In addition, the Company recorded a charge of $540,000 to write-off certain other assets, primarily related to closed plant facilities, which is reflected in selling, general and administrative expenses. All of these charges were related to the Company's packaged fruit operations.

NOTE 6 IDENTIFIABLE INTANGIBLE ASSETS

    Identifiable intangible assets consist of the following:

                                           DECEMBER 31,
                                       -----------------
                                        1997       1998
                                       ------     ------
                                        (IN THOUSANDS)
Covenants not to compete .........     $1,508     $1,628
Tradename ........................        704        704
Other ............................        351        352
                                       ------     ------
                                        2,563      2,684
Less accumulated amortization ....        740      1,149
                                       ------     ------
                                       $1,823     $1,535
                                       ======     ======

    The covenants not to compete relate to agreements with the former owners of acquired businesses and the Company's former President and Chief Executive Officer. These amounts are being amortized on the straight-line method over the two to five-year terms of these agreements. The tradename relates to the Flavor Fresh brand name and is being amortized on a straight-line basis over twenty years.

NOTE 7 SHORT-TERM BORROWINGS

    During 1997, the Company entered into loan agreements, described below, with a bank to provide short-term dollar denominated debt totaling up to $34.5 million. In February 1997, the Company entered into a revolving credit agreement to provide up to $9.5 million (as amended) in the United States collateralized by US finished goods inventories and US accounts receivable. In April 1997, the Company entered into additional revolving credit agreements to provide up to $15.0 million (as amended) in Mexico collaterialized by Mexico finished goods inventories and Mexico accounts receivable from export sales. In May 1997, the Company entered into a bridge loan agreement for short-term dollar denominated debt in Mexico of up to $10.0 million to partially finance investments in plants, expansion and upgrading of facilities and agricultural operations. This bridge loan was retired in July, 1998.

    The revolving credit agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, total debt and debt service. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At December 31, 1998, the Company was in violation of certain financial covenants and restrictions under these agreements, which the lender has waived as of that date. At December 31, 1998, the Company had outstanding loan balances under the revolving credit agreements of $15.2 million, which were fully utilized. These agreements were scheduled to mature on May 17, 1999 but, in a commitment letter dated April 13, 1999, the lender agreed to extend the maturity to January 3, 2000.

    In November, 1997, ICMOSA entered into a three year unsecured loan agreement with a Mexican bank for short-term dollar denominated debt of up to $6.0 million. Advances under this loan agreement are generally for a period of 60 to 90 days and are personally guaranteed by certain shareholders of the Company. At December 31, 1998, the Company had outstanding loan balances under this agreement of $4.0 million.

    In December, 1998, GISE entered into an unsecured loan agreement with a Mexican bank for short-term dollar denominated debt of $2.5 million. This loan is personally guaranteed by certain shareholders of the Company and is scheduled to mature on April 16, 1999.

    The weighted-average interest rate on short-term borrowings as of December 31, 1997 and 1998 was 8.6% and 9.1%, respectively.

NOTE 8 LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                               DECEMBER 31,
                                                                           -------------------
                                                                             1997        1998
                                                                           -------     -------
                                                                              (IN THOUSANDS)
Note payable to bank, collateralized by plant and equipment in
  Mexico; interest at Libor + 5% payable quarterly with annual
  principal payments, unpaid principal due February 2002 .............     $ 4,000     $ 4,000
Note payable to bank, collateralized by McAllen, Texas
  warehouse property and improvements; principal and interest at Prime + .5% payable monthly, unpaid principal and interest
  due September 2012 .................................................       2,053       1,997
Non-compete covenant obligations totaling $1.5 million,
  discounted at 9%, payable monthly through May 2001 .................         986         671
Note payable to bank, collateralized by plant and equipment in
  Mexico; principal and interest at 18.5% payable monthly;
  unpaid principal and interest due November 2004 ....................       1,168         881
Note payable to bank; collateralized by plant and equipment in
  Mexico; principal and interest at Libor + 8% payable  monthly;
  unpaid principal and interest due December 2001 ....................         759         490
Other notes payable ..................................................       1,315         557
                                                                           -------     -------
                                                                            10,281       8,596
Less current portion .................................................       1,655         763
                                                                           -------     -------
                                                                           $ 8,626     $ 7,833
                                                                           =======     =======

    The Company currently has short-term notes payable to a Mexican bank totaling $4.0 million that have been classified as long-term debt based on the Company's intention to refinance these obligations into one long-term obligation. The bank has approved the Company's application to refinance this debt and is currently processing the final loan documentation.

    Certain of the loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance of the assets and timely presentation of financial information.

    All long-term debt at December 31, 1998 is U.S. dollar denominated except for $881,000 which is Mexican peso denominated and $122,000 which is Canadian dollar denominated.

    Based on interest rates provided by the Company's long-term debt and the floating rates provided on its short-term borrowings, the Company believes the carrying amounts of its short and long-term debt approximate their fair value. During the year ended December 31, 1998, interest expense of $318,000 was capitalized as a portion of the Company's long-term orchard development costs.

    Maturities of long-term debt are as follows:

                                                     (IN THOUSANDS)
              1999...............................      $   763
              2000...............................          885
              2001...............................          702
              2002...............................        4,114
              2003...............................          308
              Thereafter.........................        1,824

NOTE 9 RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. Payments made pursuant to the operating agreement were $116,000, $42,000 and $470,308 during the years ended December 31, 1996, 1997 and 1998, respectively. The Vaquero family owns collectively an approximate 8% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. During the five year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value.

    The Company has subsequently elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At December 31, 1998 amounts due from IHMSA of $1,481,000 represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option.

    Effective July 1, 1995, the Company entered into a ten year operating agreement with Empacadora de Naranjas Azteca, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. Payments made pursuant to the operating agreement were $1,000, $61,000 and $-0- during the years ended December 31, 1996, 1997 and 1998, respectively. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

    Transactions with related parties are as follows:

                                        YEAR ENDED DECEMBER 31,
                                      --------------------------
                                       1996       1997     1998
                                      ------     ------   ------
                                            (IN THOUSANDS)
                   Sales ........     $   --     $   --     $   --
                                      ======     ======     ======
                   Purchases ....     $  121     $  190     $  286
                                      ======     ======     ======

    In November, 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 200 hectares (494 acres) of land located in Loma Bonita, Veracruz, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by an officer, who is also a director and shareholder of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties. Rent expense on this lease was $68,870, $78,000 and $78,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    P&C Services, Inc. (P&C) is a California corporation owned by a former officer and certain management of Simply Fresh that leased the hourly plant employees to Simply Fresh. This employee leasing arrangement was terminated in 1997. Payments made to P&C during 1997 amounted to approximately $741,000.

    Receivable and payable balances with related parties are as follows:

                                                                             DECEMBER 31,
                                                                          -----------------
                                                                           1997       1998
                                                                          ------     ------
                                                                           (IN THOUSANDS)
    Accounts receivable:
      Empacadora de Naranjas Azteca, S.A. de C.V. (Azteca) ..........     $  213     $  170
      Industrias Horticolas de Montemorelos, S.A. de C.V. (IHMSA) ...      1,465      1,481
                                                                          ------     ------
                                                                          $1,678     $1,651
                                                                          ======     ======
    Accounts payable:
       P&C Services, Inc. ...........................................     $  104     $   --
                                                                          ======     ======

    The Company operates a 144 acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten year operating agreement that expires in 2000. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties. Fruit purchases from the grove were $121,000, $190,000 and $286,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    The Company leases its corporate office facility from a company owned by an individual who served as the Company's president and was a shareholder of the Company through February 1998. Rent expense on this lease was $98,250, $110,700 and $110,700 for the years ended December 31, 1996, 1997 and 1998, respectively.

    During 1996, 1997 and 1998, the Company paid Jordaan and Pennington, PLLC (and its predecessor Jordaan, Howard and Pennington, PLLC) amounts of $299,723, $179,962 and $310,182, respectively, for legal services rendered. Mr. Jordaan, a director and, commencing in February 1998, chairman of the Company, is a member of Jordaan and Pennington, PLLC.

    At December 31, 1998 the Company had notes receivable from directors of $230,000. The notes are unsecured, bear interest at the rate of 10% per annum and are for terms of up to two years.

NOTE 10 LEASES

    The Company leases buildings, various plant facilities, certain equipment and citrus groves under operating leases. The Isla plant lease is for a period of ten years, expiring in 2005. The San Rafael plant lease is for a period of nine years, expiring in 2003, and contains the right of first refusal to purchase the facility at its then fair market value. The Simply Fresh plant lease is for a period of ten years, expiring in 2004. The lease for the Lawrence, Massachusetts plant facility is for an initial period of six years, expiring in 2002, and contains a purchase option exercisable during the term of the lease for the then fair market value of the property. The Company has under lease approximately 926 acres of citrus groves in Mexico for periods of ten to fifteen years expiring in 2005 and 2010.

    As described in Note 9, the Company leases its corporate office facility and a 494 acre citrus grove from related parties. The related party building lease expires in 2000, but its term may be renewed for a five-year period. The related party citrus grove lease expires in 2005.

    Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 1998, consist of the following:

                            RELATED
                            PARTIES          OTHER           TOTAL
                            -------          -----           -----
                                         (IN THOUSANDS)
1999.............            $  78           $ 904           $ 982
2000.............               78             913             991
2001.............               78             648             726
2002.............               78             514             592
2003.............               78             387             465
Thereafter.......              156             556             712


    Rent expense was $1,159,000, $1,234,000 and $1,382,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    The Company has entered into a sublease agreement for the idle Lawrence plant facility commencing April 1, 1999 at an amount approximating its obligations under the lease. Future minimum rentals to be received under this non-cancelable sublease total $720,000.

NOTE 11 INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                     DECEMBER 31,
                                                 --------------------
                                                   1997         1998
                                                 -------      -------
                                                    (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards .........     $ 4,332      $ 4,897
  Inventories ..............................         582          424
  Asset tax credit .........................       1,057          928
  Credit available to offset Mexican tax ...         249          237
  Accrued expenses .........................         318          145
  Bad debt reserve .........................         260          215
  Intangible assets ........................         232          345
  Other ....................................         114          329
                                                 -------      -------
Total deferred tax assets ..................       7,144        7,520
Less U.S. valuation allowance ..............      (2,990)      (3,868)
                                                 -------      -------
Net deferred tax assets ....................     $ 4,154      $ 3,652
                                                 =======      =======

Deferred tax liabilities:
  Depreciation .............................     $ 2,091      $ 1,954
  Inventories ..............................       5,862        5,689
  Other ....................................         419          517
                                                 -------      -------
Deferred tax liabilities ...................     $ 8,372      $ 8,160
                                                 =======      =======

    Income (loss) before income taxes and extraordinary gain relating to operations in the United States and Mexico is as follows:

                            YEAR ENDED DECEMBER 31,
                       ---------------------------------
                        1996         1997         1998
                       -------      -------      -------
                                (IN THOUSANDS)
United States ....     $(2,749)     $(7,102)     $(2,378)
Mexico ...........       2,690       (2,640)         473
Other ............          --           --         (193)
                       -------      -------      -------
                       $   (59)     $(9,742)     $(2,098)
                       =======      =======      =======

    The components of the provision for income taxes include the following:

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                     1996       1997       1998
                                     -----      -----      -----
                                           (IN THOUSANDS)
     U.S. federal -- current ...     $(386)     $ (76)     $  --
     U.S. state -- current .....       (48)        14         --
     U.S. deferred .............      (488)       565         --
                                     -----      -----      -----
                                      (922)       503         --
                                     -----      -----      -----
     Foreign -- current ........       127         40        160
     Foreign -- deferred .......       523       (466)       707
                                     -----      -----      -----
                                       650       (426)       867
                                     -----      -----      -----
                                     $(272)     $  77      $ 867
                                     =====      =====      =====

Principal reconciling items from income tax computed at the U.S. statutory rate of 34% are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                   1996         1997         1998
                                                  -------      -------      -------
                                                            (IN THOUSANDS)
Provision at 34% statutory rate .............     $   (20)     $(3,312)     $  (713)
State income tax (net of federal benefit) ...        (103)        (228)         (69)
Permanent differences .......................        (438)         852        1,200
Effect of foreign rates .....................           3           (2)        (418)
Other .......................................         286         (223)         (11)
Change in valuation allowance ...............          --        2,990          878
                                                  -------      -------      -------
                                                  $  (272)     $    77      $   867
                                                  =======      =======      =======

    The Company has a net operating loss carryforward in the United States of $7,350,000 which begins to expire in 2011 and in Mexico of $6,294,000 which begins to expire in 2006. The Mexican subsidiaries have asset tax credits totaling $928,000 available to offset Mexican income tax which begin to expire in 1999. One Mexican subsidiary also has a job creation credit of $235,000 available to offset income tax in Mexico, which will begin to expire in 2006.

NOTE 12 STOCK OPTIONS

    In 1994, the Company adopted an employee stock option plan and an outside director stock option plan ("the Plans"). The Plans authorize the Board of Directors to grant options to employees and consultants of the Company and to outside directors of the Company to purchase up to 820,000 shares of common stock under the employee stock option plan, as amended, and 100,000 shares under the outside directors stock option plan. The terms and the vesting period of any option granted under the Plans is fixed by the Board of Directors at the time the option is granted, provided that the exercise period may not be greater than 10 years from the date of grant. The exercise price of any option granted under the employee stock option plan shall not be less than 100% and 85% of the fair market value of the stock on the date of the grant for Incentive Stock Options and Nonstatutory Stock Options, as defined, respectively. The exercise price of any option granted under the outside directors stock option plan shall not be less than 100% of the fair market value of the stock on the date of the grant. The Company has reserved 820,000 and 100,000 shares for issuance pursuant to the employee stock option plan and the outside directors stock option plan, respectively.

                                                        EMPLOYEE STOCK            OUTSIDE DIRECTORS STOCK
                                                          OPTION PLAN                 OPTION PLAN
                                                    -------------------------- ----------------------------
                                                              WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                                                  EXERCISE                   EXERCISE
                                                    OPTIONS        PRICE       OPTIONS         PRICE
                                                    -------   ---------------- -------     ----------------
    Options outstanding, January 1, 1996 .....      378,000      $   3.98       67,500      $   3.90
        Granted ..............................       12,500         11.30        7,500         17.00
        Exercised ............................      (23,500)         3.50       (7,000)         3.50
        Forfeited ............................       (5,000)         3.50           --            --
                                                   --------                   --------
    Options outstanding, December 31, 1996 ...      362,000          4.27       68,000          5.39
        Granted ..............................      195,000          7.25        7,500          6.88
        Exercised ............................      (37,500)         3.50           --            --
        Forfeited ............................       (5,000)         3.50           --            --
                                                   --------                   --------
    Options outstanding, December 31, 1997 ...      514,500          5.46       75,500          5.54
        Granted ..............................       20,000          2.91       25,000          2.88
        Exercised ............................      (10,000)         3.50           --            --
        Forfeited ............................     (196,000)         4.56      (60,500)         4.35
                                                   --------                   --------
    Options outstanding, December 31, 1998 ...      328,500          5.91       40,000          5.67
                                                   ========                   ========

    Exercisable at December 31,
        1996 .................................      117,250      $   3.89       68,000      $   5.39
        1997 .................................      181,125          4.13       75,500          5.54
        1998 .................................      142,500          4.85       40,000          5.67

    Weighted-average fair value of options
    granted during the years ended:
        December 31, 1996 ....................     $   4.51                    $  6.27
        December 31, 1997 ....................         3.10                       2.53
        December 31, 1998 ....................         1.22                       1.01

    Exercise prices for employee options outstanding as of December 31, 1998 ranged from $3.50 to $7.50. The weighted-average remaining contractual life of those options is 2.4 years. Exercise prices for outside directors options outstanding as of December 31, 1998 ranged from $2.88 to $17.00. The weighted-average remaining contractual life of those options is 3.9 years. All options granted under the outside directors stock option plan are immediately exercisable. Options issued to employees during 1996, 1997 and 1998 vest ratably over four years.

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

    Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 5.7%, 6.2% and 4.7% and a weighted-average expected life of the option of 3.5, 4.0 and 3.6 years. In addition, dividend yields of 0% and volatility factors of the expected market price of the Company's common stock of .45 were assumed for each year.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                                                      YEARS ENDED DECEMBER 31,
                                             ---------------------------------------
                                                1996          1997           1998
                                             ---------     ---------      ---------
Pro forma net income (loss) ............     $     419     $  (9,859)     $  (3,126)
Pro forma earnings (loss) per share:
    Basic ..............................     $    0.06     $   (1.15)     $   (0.31)
    Diluted ............................     $    0.05     $   (1.15)     $   (0.31)

    Because FASB 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its proforma effect is not fully reflected in the information for years prior to 1998.

NOTE 13 SHAREHOLDERS' EQUITY

    In conjunction with the Company's initial public offering on August 11, 1994, the Company issued warrants to its underwriting representatives ("the Representatives' Warrants") to purchase up to 55,000 units consisting of a total of 165,000 shares of its common stock and 110,000 Redeemable Common Stock Purchase Warrants. The Representatives' Warrants are exercisable for a period of five years from the offering date at a price per unit of $15.00. The Company reserved 275,000 shares for issuance upon the exercise of the Representatives' Warrants and the underlying Redeemable Common Stock Purchase Warrants. During 1996, the Company issued 33,750 shares of common stock on the exercise of 6,750 Representatives' Warrants and the 13,500 underlying Redeemable Common Stock Purchase Warrants with gross proceeds to the Company of $162,000. At December 31, 1998 there were 15,638 Representatives' Warrants outstanding.

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

    On June 29, 1998 an arbitration award was issued against the Company in its proceedings with the former shareholders of Simply Fresh Fruit, Inc. ("Simply Fresh") regarding the price protection provisions of the May 9, 1996 acquisition agreement and related issues. Pursuant to the award, on August 5, 1998 the Company paid in cash to the former Simply Fresh shareholders (i) $1,005,036 in settlement of the common stock price protection issues, (ii) $67,391 in interest on the price protection settlement amount and (iii) $110,000 in settlement of related employment contract issues.

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

NOTE 14 EXTRAORDINARY GAIN

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

NOTE 15 COMMITMENTS AND CONTINGENCIES

    In May, 1996, the Company entered into a non-assignable, exclusive license and technical assistance agreement with a Japanese company for the right to manufacture and sell certain fruit products in the US, Canada and Mexico. Pursuant to the agreement, the Company pays a 3% royalty based on the net sales of these products, subject to an annual minimum royalty amount, which is reported and paid quarterly. The agreement is for an initial term of five years with automatic one year renewals unless terminated by either party. At December 31, 1998 minimum annual royalties of $200,000 are payable through April, 2001.

    In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract, which supersedes the previous October, 1996 agreement, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November, 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. Total capital requirements for the project including land acquisition, seedlings, capital equipment and planting costs are estimated to be approximately $18.5 million of which $5.6 million has been expended as of December 31, 1998 and $8.2 million is estimated to be required in 1999. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    In December, 1996, the Company entered into a deposit, operation and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of the Frutalamo juice processing plant. Pursuant to the terms of the agreement, the Company is to pay a non-refundable guaranty deposit of $1.9 million for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. An initial deposit of $650,000 was paid upon execution of the agreement with the balance payable in annual installments of $420,000 each through October 30, 1999. As of December 31, 1998, the deposit amounted to $1,490,000. The stock purchase option is exercisable on October 30, 1999 for an additional sum of $6.0 million, with $1.8 million payable at that time and the balance payable over a five year period with interest at an annual rate of 7%. Additionally, the agreement requires the Company to pay a contractual penalty of $1.0 million to the owners of Frutalamo in the event the agreement is rescinded. The Company does not presently expect to exercise its purchase option and is negotiating a new agreement with the owners of Frutalamo for the continued use of the plant facility. The Company currently expects to complete a new agreement whereby the deposit already paid will allow the Company to extend its purchase option and the contractual penalty of $1.0 million is waived.

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the five year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At December 31, 1998 amounts due from IHMSA of $1,481,000 represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option. Presently, the fair market value of the IHMSA plant is approximately $6.5 million and IHMSA has outstanding debt of approximately $3.4 million.

NOTE 16 SEGMENT AND GEOGRAPHIC INFORMATION

    The Company has two reportable segments: packaged fruit and juice and oil. The Company's packaged fruit division consists of four operating units that sell hand-processed tropical and citrus fruit products directly to retail supermarkets and warehouse clubs, foodservice providers and distributors, and to industrial food and beverage processors. This division also operates the Company's pineapple and citrus orchards. The Company's juice and oil division consists of one operating unit which produces frozen concentrate orange juice and other citrus juices that it sells directly to juice bottlers. This division also extracts essential oils from citrus fruits which it sells directly to commercial users and is developing the Company's lemon orchards.

    The Company evaluates segment performance and allocates resources based on profit or loss from operations before income taxes and does not allocate corporate general and administrative expenses and amortization of intangibles to its segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Inter-segment sales and transfers are recorded at cost; there is no intercompany profit or loss on inter-segment sales or transfers.

    The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they process and distribute distinct products with different production processes.

                                                 PACKAGED         JUICE
                                                  FRUIT           & OIL           TOTAL
                                                 --------        --------        --------
YEAR ENDED DECEMBER 31, 1998
Revenues from external customers...........      $ 67,970        $ 22,171        $ 90,141
Inter-segment revenues.....................           350              14             364
Interest expense...........................         2,505           1,564           4,069
Interest revenue...........................            47              94             141
Depreciation & amortization expense........         2,540             358           2,898
Impairment loss............................         1,840              --           1,840
Segment profit (loss)......................        (2,859)          2,919              60
Segment assets.............................        93,255          27,923         121,178
Expenditures for long-lived assets.........         1,108           4,582           5,690

YEAR ENDED DECEMBER 31, 1997
Revenues from external customers...........      $ 67,605        $ 13,679        $ 81,284
Inter-segment revenues.....................         1,098             100           1,198
Interest expense...........................         2,064           1,217           3,281
Interest revenue...........................           278             158             436
Depreciation & amortization expense........         2,553             246           2,799
Segment profit (loss)......................        (5,923)         (1,839)         (7,762)
Segment assets.............................        82,157          26,490         108,647
Expenditures for long-lived assets.........         7,219           4,488          11,707

YEAR ENDED DECEMBER 31, 1996
Revenues from external customers...........      $ 52,862        $ 12,376        $ 65,238
Inter-segment revenues.....................         1,161              --           1,161
Interest expense...........................           645             762           1,407
Interest revenue...........................           476              72             548
Depreciation & amortization expense........         1,276             131           1,407
Segment profit (loss)......................         1,089             462           1,551
Segment assets.............................        75,077          16,193          91,270
Expenditures for long-lived assets.........        12,432           2,246          14,678


    The following are reconciliations of reportable segment revenues, profit or loss, and assets to the Company's consolidated totals.

                                                                    YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                              1996           1997           1998
                                                            ---------      ---------      ---------
REVENUES
Total external revenues for reportable segments .......     $  65,238      $  81,284      $  90,141
Inter-segment revenues for reportable segments ........         1,161          1,198            364
Elimination of inter-segment revenues .................        (1,161)        (1,198)          (364)
                                                            ---------      ---------      ---------
                 Total consolidated revenues ..........     $  65,238      $  81,284      $  90,141
                                                            =========      =========      =========

PROFIT OR LOSS
Total profit or loss for reportable segments ..........     $   1,551      $  (7,762)     $      60
Increase in intercompany profit in inventory ..........          (149)          (173)            --
Subsidiary acquisition costs recognized in
  consolidation .......................................          (279)          (370)          (370)
Unallocated corporate general and administrative
  expenses ............................................        (1,182)        (1,437)        (1,788)
                                                            ---------      ---------      ---------
          Loss before income taxes
                        and extraordinary gain ........     $     (59)     $  (9,742)     $  (2,098)
                                                            =========      =========      =========

ASSETS
Total assets for reportable segments ..................     $  91,270      $ 108,647      $ 121,178
Other assets ..........................................        48,037         50,089         53,338
Elimination of intercompany profits in inventory ......          (375)          (548)          (548)
Elimination of intercompany receivables ...............       (50,561)       (46,359)       (62,991)
Allocation of acquisition costs of subsidiaries
  recorded in consolidation ...........................        (9,563)       (14,949)       (15,319)
Reclassification of deferred tax assets recorded in
  consolidation .......................................        (2,125)        (2,264)        (2,145)
                                                            ---------      ---------      ---------
                      Total consolidated assets .......     $  76,683      $  94,616      $  93,513
                                                            =========      =========      =========

 OTHER SIGNIFICANT ITEMS

                                                 SEGMENT                CONSOLIDATED
                                                 TOTALS    ADJUSTMENTS    TOTALS
                                                 -------   -----------  ------------
Year ended December 31, 1998:
    Interest expense .......................     $ 4,069     $    77     $ 4,146
    Depreciation & amortization expense ....       2,898         723       3,621
    Expenditures for long-lived assets .....       5,690         185       5,875

Year ended December 31, 1997:
    Interest expense .......................       3,281          13       3,294
    Depreciation & amortization expense ....       2,799         666       3,465
    Expenditures for long-lived assets .....      11,707         391      12,098

Year ended December 31, 1996:
    Depreciation & amortization expense ....       1,407         344       1,751
    Expenditures for long-lived assets .....      14,678         686      15,364

    The reconciling item to adjust expenditures for segment assets is the amount of acquisitions by the corporate office which are not allocated to operating segments. The reconciling item to adjust depreciation and amortization expense relates to amortization of goodwill and depreciation of assets recorded in consolidation as well as depreciation of corporate assets None of the other adjustments to consolidated totals are significant.

    The following geographic information attributes revenues to countries based on the location of the customers.

                                                 YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                             1996        1997        1998
                                            -------     -------     -------
REVENUES
United States .........................     $46,068     $70,875     $66,218
Japan .................................       7,367       3,393       4,144
Mexico ................................       7,427       1,943       1,831
Canada ................................       3,193       3,268       4,598
Europe ................................       1,183       1,805      13,350
                                            -------     -------     -------
                 Consolidated total ...     $65,238     $81,284     $90,141
                                            =======     =======     =======

LONG-LIVED ASSETS
United States .........................     $11,153     $12,833     $11,435
Mexico ................................      27,195      35,518      38,601
Other foreign countries ...............       1,264       1,119       1,018
                                            -------     -------     -------
                 Consolidated total ...     $39,612     $49,470     $51,054
                                            =======     =======     =======

NOTE 17 SUBSEQUENT EVENT

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M. In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in the Company's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in the Company's 1999 Proxy Statement. Information in the section and subsection titled "Report of the UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers", "Compensation of Directors" and "Certain Transactions" in the Company's 1999 Proxy Statement.

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

      10.25 Revolving Loan Agreement with Security Interest by and between
            Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
            Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", Agromark, S.A.
            de C.V. "Agromark", and Cooperatieve Centrale
            Raiffeisen-Boerenleenbank B."Rabobank Nederland" New York Branch dated April 10, 1997. (10)

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

      10.29 Third Amendment to Revolving Credit Agreement by and among UniMark
            Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
            International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
            Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
            Nederland", New York Branch dated May 22, 1998. (14)

      10.30 Fourth Amendment to Revolving Credit Agreement by and among UniMark
            Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
            International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
            Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
            Nederland", New York Branch dated December 31, 1998. (14)

      10.31 Letter given by Cooperative Centrale Raiffeisen-Boerenleenbank
            B.A., "Rabobank Nederland", New York Branch to UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International,
            Inc., Simply Fresh Fruit, Inc., the guarantors, and Industrias
            Citricolas de Montemorelos, S.A. de C.V., Grupo Industrial Santa
            Engracia, S.A. de C.V., and Agromark, S.A. de C.V. regarding the renewal of financing. (14)

      10.32 Articles of Association of Gisalamo, S.A. de C.V. (11)

      10.33 Deposit, Operation, Exploitation and Stock Purchase Option Agreement
            by and among The UniMark Group, Inc. and Mr. Francisco Domenech
            Tarrago and Mr. Francisco Domenech Perusquia dated December 17, 1996
            (11)

      10.34 Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
            Frutalamo, S.A. de C.V. dated December 17, 1996 (11)

      10.35 Non-Competition Agreement by and among The UniMark Group, Inc. and
            Jorn Budde dated February 18, 1998 (12)

      10.36 Supply Agreement between the Coca-Cola Export Corporation and Grupo
            Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998 (13)

      21    Subsidiaries of the Registrant (11)

      23    Consent of Ernst & Young LLP (14)

      27    Financial Data Schedule, year ended December 31, 1998 (14)

      27.1  Financial Data Schedule, restated, year ended December 31, 1997 (14)

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

(10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

(11) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 18, 1998

(13) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(14)  Filed herewith.

    (4) REPORTS ON FORM 8-K

    The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The UniMark Group, Inc.
                                                  (Registrant)

                                      By:        /s/  Soren Bjorn
                                         ---------------------------------------
                                                     Soren Bjorn
                                           President and Chief Executive Officer
Dated:  April 13, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

             SIGNATURE                               TITLE                              DATE
             ---------                               -----                              ----
  /s/  Jakes Jordaan                      Director, Chairman                          April 13, 1999
  --------------------------------------
  Jakes Jordaan

  /s/  Soren Bjorn                        President, Chief Executive Officer and      April 13, 1999
  --------------------------------------  Director (Principal Executive Officer)
  Soren Bjorn

  /s/  Rafael Vaquero Bazan               Chief Operating Officer and Director        April 13, 1999
  --------------------------------------
  Rafael Vaquero Bazan

  /s/  Charles A. Horne                   Chief Financial Officer (Principal          April 13, 1999
  --------------------------------------  Financial and Accounting Officer)
  Charles A. Horne

  /s/  Federico Chavez Peon               Director                                    April 13, 1999
  --------------------------------------
  Federico Chavez Peon

  /s/  Luis A. Chico Pardo                Director                                    April 13, 1999
  --------------------------------------
  Luis A. Chico Pardo

  /s/  Jose I. De Abiega Pons             Director                                    April 13, 1999
  --------------------------------------
  Jose I. De Abiega Pons

  /s/  Eduardo Vaquero Bazan              Director                                    April 13, 1999
  --------------------------------------
  Eduardo Vaquero Bazan

  /s/  Jose Martinez Brohez               Director                                    April 13, 1999
  --------------------------------------
  Jose Martinez Brohez

  /s/  Fernando Camacho Casas             Director                                    April 13, 1999
  --------------------------------------
  Fernando Camacho Casas

  /s/  Jerry W. Johnson                   Director                                    April 13, 1999
  --------------------------------------
  Jerry W. Johnson


                               INDEX TO EXHIBITS

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

      10.25 Revolving Loan Agreement with Security Interest by and between
            Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
            Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", Agromark, S.A.
            de C.V. "Agromark", and Cooperatieve Centrale
            Raiffeisen-Boerenleenbank B."Rabobank Nederland" New York Branch dated April 10, 1997. (10)

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

      10.29 Third Amendment to Revolving Credit Agreement by and among UniMark
            Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
            International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
            Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
            Nederland", New York Branch dated May 22, 1998. (14)

      10.30 Fourth Amendment to Revolving Credit Agreement by and among UniMark
            Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
            International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
            Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
            Nederland", New York Branch dated December 31, 1998. (14)

      10.31 Letter given by Cooperative Centrale Raiffeisen-Boerenleenbank
            B.A., "Rabobank Nederland", New York Branch to UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International,
            Inc., Simply Fresh Fruit, Inc., the guarantors, and Industrias
            Citricolas de Montemorelos, S.A. de C.V., Grupo Industrial Santa
            Engracia, S.A. de C.V., and Agromark, S.A. de C.V. regarding the renewal of financing. (14)

      10.32 Articles of Association of Gisalamo, S.A. de C.V. (11)

      10.33 Deposit, Operation, Exploitation and Stock Purchase Option Agreement
            by and among The UniMark Group, Inc. and Mr. Francisco Domenech
            Tarrago and Mr. Francisco Domenech Perusquia dated December 17, 1996
            (11)

      10.34 Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
            Frutalamo, S.A. de C.V. dated December 17, 1996 (11)

      10.35 Non-Competition Agreement by and among The UniMark Group, Inc. and
            Jorn Budde dated February 18, 1998 (12)

      10.36 Supply Agreement between the Coca-Cola Export Corporation and Grupo
            Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998 (13)

      21    Subsidiaries of the Registrant (11)

      23    Consent of Ernst & Young LLP (14)

      27    Financial Data Schedule, year ended December 31, 1998 (14)

      27.1  Financial Data Schedule, restated, year ended December 31, 1997 (14)

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

(10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

(11) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 18, 1998

(13) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(14)  Filed herewith.