Form 10-Q
period 1999-03-31
UNIMARK GROUP INC
filed 1999-05-17
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the quarterly period ended March 31, 1999

                                       or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ______________ to _______________


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

         As of May 13, 1999, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 13,938,326 shares

                                      INDEX


                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 1998 and March 31, 1999....................................................... 3
         Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1998 and 1999......................................... 4
         Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1998 and 1999......................................... 5
         Notes to Condensed Consolidated Financial Statements - March 31, 1999......................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................................. 8

PART II. OTHER INFORMATION

Item 2.  Sale of Unregistered Securities...............................................................14

Item 6.  Exhibits and Reports on Form 8-K..............................................................14


SIGNATURES.............................................................................................14

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                 DECEMBER 31,     MARCH 31,
                                                                                    1998             1999
                                                                                  ----------      ----------
                                                                                   (NOTE 1)       (UNAUDITED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents ................................................     $    4,247      $    8,248
   Accounts receivable - trade, net of allowance of $657 in
     1998 and $627 in 1999 ..................................................          9,270           9,985
   Accounts receivable - other ..............................................            731             791
   Inventories ..............................................................         22,320          26,325
   Income and value added taxes receivable ..................................          1,560           1,957
   Prepaid expenses .........................................................          1,315             979
                                                                                  ----------      ----------
         Total current assets ...............................................         39,443          48,285
Property, plant and equipment, net of accumulated depreciation of
   $8,000 in 1998 and $8,740 in 1999 ........................................         41,347          41,535
Deferred income taxes .......................................................          1,365           1,365
Goodwill, net ...............................................................          6,425           6,379
Identifiable intangible assets ..............................................          1,535           1,421
Due from related parties ....................................................          1,651           1,659
Other assets ................................................................          1,747           1,814
                                                                                  ----------      ----------
         Total assets .......................................................     $   93,513      $  102,458
                                                                                  ==========      ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ....................................................     $   21,654      $   25,861
   Current portion of long-term debt ........................................            763             756
   Accounts payable - trade .................................................          5,156           4,610
   Accrued liabilities ......................................................          3,484           4,058
   Income taxes payable .....................................................             38              --
   Deferred income taxes ....................................................          5,873           6,921
                                                                                  ----------      ----------
         Total current liabilities ..........................................         36,968          42,206
Long-term debt, less current portion ........................................          7,833           7,771
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 11,938,326 in
       1998 and 13,938,326 in 1999 ..........................................            119             139
   Additional paid-in capital ...............................................         58,811          63,791
   Accumulated deficit ......................................................        (10,218)        (11,449)
                                                                                  ----------      ----------
         Total shareholders' equity .........................................         48,712          52,481
                                                                                  ----------      ----------
         Total liabilities and shareholders' equity .........................     $   93,513      $  102,458
                                                                                  ==========      ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         1998            1999
                                                      ----------      ----------
                                                      (IN THOUSANDS, EXCEPT FOR
                                                          PER SHARE AMOUNTS)

Net sales .......................................     $   24,532      $   21,030
Cost of products sold ...........................         16,623          14,261
                                                      ----------      ----------
                                                           7,909           6,769
Selling, general and administrative expenses ....          5,891           6,004
                                                      ----------      ----------
Income from operations ..........................          2,018             765
Other income (expense):
   Interest expense .............................         (1,145)           (860)
   Interest income ..............................             52              23
   Foreign currency transaction gain (loss) .....            248            (305)
   Other ........................................             49              20
                                                      ----------      ----------
                                                            (796)         (1,122)
                                                      ----------      ----------
Income (loss) before income taxes ...............          1,222            (357)
Income tax expense ..............................            637             874
                                                      ----------      ----------
Net income (loss) ...............................     $      585      $   (1,231)
                                                      ==========      ==========


Basic and diluted earnings (loss) per share .....     $     0.07      $    (0.10)
                                                      ==========      ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1998          1999
                                                                         --------      --------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ..................................................     $    585      $ (1,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization .................................          905           900
     Deferred income taxes .........................................          565         1,048
     Changes in operating assets and liabilities:
        Receivables ................................................       (3,408)       (1,172)
        Inventories ................................................         (777)       (4,005)
        Prepaid expenses ...........................................          235           336
        Payables and accrued expenses ..............................        2,156           (10)
                                                                         --------      --------
Net cash provided by (used in) operating activities ................          261        (4,134)

INVESTING ACTIVITIES
Purchases of property, plant and equipment .........................         (898)         (928)
Increase in identifiable intangible assets .........................         (120)           --
Increase in amounts due from related parties .......................          (25)           (8)
Increase in other assets ...........................................         (153)          (67)
                                                                         --------      --------
Net cash used in investing activities ..............................       (1,196)       (1,003)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock .........................           --         5,000
Net increase in short-term borrowings ..............................        3,626         4,207
Proceeds from long-term debt .......................................          240            55
Payments of long-term debt .........................................         (738)         (124)
                                                                         --------      --------
Net cash provided by financing activities ..........................        3,128         9,138
                                                                         --------      --------

Net increase in cash and cash equivalents ..........................        2,193         4,001
Cash and cash equivalents at beginning of period ...................        1,237         4,247
                                                                         --------      --------
Cash and cash equivalents at end of period .........................     $  3,430      $  8,248
                                                                         ========      ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The UniMark Group, Inc. ("UniMark" or the "Company") conducts substantially all of its operations through its wholly-owned operating subsidiaries: UniMark Foods, Inc. ("UniMark Foods"), UniMark International, Inc. ("UniMark International"), Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), AgroMark, S.A. de C.V. ("AgroMark"), UniMark Foods Europe, Ltd. ("UniMark Europe"), Les Produits Deli-Bon Inc. ("Deli-Bon"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and Simply Fresh Fruit, Inc. ("Simply Fresh").

    At March 31, 1999, the Company has several projects and commitments requiring substantial capital. Although the Company is exploring various financing options and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized and costs deferred related to these projects and commitments.

    Additionally, the Company has, in recent years, relied upon bank financing to finance its working capital and certain of its capital expenditure needs. Although the Company's revolving credit facilities are being extended until January 3, 2000, no assurances can be given that the lender will continue to renew such loan facilities. The Company's cash requirements for the remainder of 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with its primary lender and other financial institutions regarding further extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities could have a material adverse affect on the Company. For additional information see Note 2.

    Interim Financial Statements: The condensed consolidated financial statements at March 31, 1999, and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation in the accompanying financial statements.

NOTE 2 - CAPITAL STOCK

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M Nominee L.L.C. ("M & M"). In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

NOTE 3 - EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share for income (loss) from continuing operations:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -----------------------
                                                                 1998           1999
                                                               ---------     ---------
                                                                (IN THOUSANDS, EXCEPT
                                                                FOR PER SHARE AMOUNTS)
NUMERATOR
---------
Net income (loss) ........................................     $     585     $  (1,231)

DENOMINATOR
-----------
Denominator for basic earnings per share - weighted
  average shares outstanding .............................         8,599        12,005
Effect of dilutive securities:
  Employee and director stock options ....................            44            --
  Warrants ...............................................            --            --
                                                               ---------     ---------
Dilutive potential common shares .........................            44            --
                                                               ---------     ---------
Denominator for diluted earnings per share - weighted
  average shares outstanding adjusted for assumed
  conversions ............................................         8,643        12,005
                                                               =========     =========

Basic and diluted earnings (loss) per share ..............     $    0.07     $   (0.10)
                                                               =========     =========


    At March 31, 1998 and 1999 the Company had options and warrants outstanding of 378,000 and 447,000 , respectively, that were not included in their respective years per share calculations because their effect would have been anti-dilutive.

NOTE 4 - INVENTORIES

    Inventories consist of the following:

                                   DECEMBER 31,  MARCH 31,
                                      1998         1999
                                    --------     --------
                                       (IN THOUSANDS)
Finished goods:
    Cut fruits ................     $ 12,212     $ 12,467
    Juice and oils ............        1,663        5,253
                                    --------     --------
                                      13,875       17,720
Pineapple orchards ............        2,964        3,259
Raw materials and supplies ....        4,376        4,394
Advances to suppliers .........        1,105          952
                                    --------     --------
           Total ..............     $ 22,320     $ 26,325
                                    ========     ========

NOTE 5 - SEGMENT INFORMATION

    The Company has two reportable segments: packaged fruit and juice and oil.

                                           PACKAGED      JUICE
                                            FRUIT        & OIL         TOTAL
                                           --------     --------      --------
THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
Revenues from external customers .....     $ 18,914     $  2,116      $ 21,030
Inter-segment revenues ...............          145           --           145
Segment profit (loss) ................          279         (170)          109

THREE MONTHS ENDED MARCH 31, 1998
---------------------------------
Revenues from external customers .....     $ 17,224     $  7,308      $ 24,532
Inter-segment revenues ...............           12           --            12
Segment profit .......................          338        1,341         1,679

    The following are reconciliations of reportable segment profit or loss to the Company's consolidated totals.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            1998          1999
                                                          --------      --------

Total profit for reportable segments ................     $  1,679      $    109
Amortization of subsidiary acquisition costs
  recognized in consolidation .......................          (93)          (93)
Unallocated corporate general and administrative
  expenses ..........................................         (364)         (373)
                                                          --------      --------
  Income (loss) before income taxes .................     $  1,222      $   (357)
                                                          ========      ========


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual consolidated results of the UniMark Group, Inc. ("UniMark" or the "Company") could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation: growth and integration of new businesses; uncertainty of new product development and market acceptance of new products; dependence upon availability and price of fresh fruit; competition; dependence upon significant customers; seasonality and quarterly fluctuations; risk related to product liability and recall; limited intellectual property protection; government regulation; dependence on key management; economic, political and social conditions in Mexico; exchange rate fluctuations and inflation; and labor relations and costs. These factors are listed under "Risk Factors" in the Company's prospectus dated June 14, 1996.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                       1998         1999
                                                      ------       ------
Net sales .......................................      100.0%       100.0%
Cost of products sold ...........................       67.8         67.8
                                                      ------       ------
Gross profit ....................................       32.2         32.2
Selling, general and administrative expenses ....       24.0         28.5
                                                      ------       ------
Income from operations ..........................        8.2          3.6
Other income (expense):
    Interest expense ............................       (4.7)        (4.1)
    Interest income .............................         .2           .1
    Other .......................................        1.3         (1.3)
                                                      ------       ------
Income (loss) before income taxes ...............        5.0         (1.7)
Income tax expense ..............................        2.6          4.2
                                                      ------       ------
Net income (loss) ...............................        2.4%        (5.9)%
                                                      ======       ======


Three Months Ended March 31, 1999 and 1998

    Net sales consist of sales of packaged fruit and citrus juice and oils. Packaged fruit sales increased 9.8% from $17.2 million in 1998 to $18.9 million in 1999. This increase was primarily due to a 77% increase in sales to Japan from $1.6 million in 1998 to $2.8 million in 1999, and a 14% increase in retail sales from $8.1 million in 1998 to $9.2 million in 1999. The increase in retail sales was primarily due to greater distribution and positive market acceptance of the Company's newly introduced canned and fresh cut product lines.

    Citrus juice and oil sales decreased 71% from $7.3 million in 1998 to $2.1 million in 1999. This decrease in juice and oil sales was largely the result of lower juice processing volume due to unfavorable raw material costs and a general decline in the market price of frozen concentrate orange juice.

    As a result of the foregoing, net sales decreased 14% from $24.5 million in 1998 to $21.0 million in 1999 and was caused by the decline in citrus juice and oil sales.

    Gross profit on packaged fruit sales decreased from 34.3% in 1998 to 32.8% in 1999. This decrease was primarily the result of unfavorable raw material costs in 1999 caused by the prior freeze damage sustained in the California citrus groves and increased melon costs incurred by the Company's California processing operations.

    Citrus juice and oil gross profit decreased from 27.5% in 1998 to 26.5% in 1999. This decrease was caused by unfavorable raw material costs as a result of a smaller orange crop in Mexico this growing season and a decline in market prices for frozen concentrate orange juice.

    Overall, gross profit as a percentage of net sales remained constant at 32.2% in both 1998 and 1999. Although gross profit percentages for both packaged fruit and juice and oil decreased in the current period over the prior year, a change in the 1999 product mix caused this years percentage to equal the prior year.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 24.0% in 1998 to 28.5% in 1999. This increase is primarily the result of the relative decrease in juice and oil sales that do not require significant sales and marketing expenditures.

    Interest expense decreased from 4.7% in 1998 to 4.1% in 1999. Actual interest expense decreased from $1.1 million in 1998 to $860,000 in 1999. This decrease was primarily the result of decreased levels of debt.

    A foreign currency transaction net gain of $248,000 in 1998 and a net loss of $305,000 in 1999 resulted primarily from the conversion of Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income tax expense of $874,000 was recorded in 1999 on a loss before income taxes of $357,000 due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance so that any possible future tax benefits of net operating losses generated in the United States are not currently recognized in calculating income tax expense.

    As a result of the foregoing, the Company reported net income of $585,000 in 1998 and a net loss of $1.2 million in 1999.

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

MARKET RISK FACTORS

    A significant portion of the Company's operations consists of processing and sales activities in foreign jurisdictions. The Company processes its products in the United States, Mexico and Canada and sells the products in those markets as well as European markets and Japan. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Mexican peso, Canadian dollar and the British pound.

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

SEASONALITY

    Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when seasonal fresh products such as mangos, peaches, plums, and nectarines are not readily available for sale in supermarkets in North America. In addition, a substantial portion of UniMark's exports to Japan are processed and shipped during the first and fourth quarter each year. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

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

    The Company has engaged in a company-wide effort to achieve Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems. The Company expects to achieve company-wide Year 2000 readiness by the end of 1999. The Company has formed a team consisting of senior management, information technology staff and consultants to assess, remediate, test and implement processes to meet Year 2000 readiness.

    In late 1997, the Company completed its assessment of all IT systems which indicated that most of the Company's significant accounting systems could be affected, particularly the general ledgers, billing, inventory and payment systems. The Company has now completed implementation of Year 2000 compliant accounting systems in all of its operations. The Company does not believe that non-IT systems are material to its operations; however, the Company has completed its review and testing of such systems which has not revealed any significant problems.

    The Company has inquired of its significant suppliers, contractors and other third-party support services and customers to assess their Year 2000 readiness efforts. Letters of compliance have been requested from such third parties. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. Contingency plans to choose alternative third-party agents, if necessary, will be formalized in the fourth quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, cash and cash equivalents totaled $8.2 million, an increase of $4.0 million from year-end 1998. During 1999, operating activities utilized cash of $4.1 million primarily due to a seasonal increase in juice and oil inventories of $3.6 million.

    During 1999, UniMark utilized cash of $1.0 million in investing activities. Of this amount, $928,000 was expended on property, plant and equipment primarily related to the Company's lemon orchard project in Mexico.

    The Company's financing activities provided net cash of $5.0 million from the sale of common stock and $4.2 million from additional short-term borrowings under its existing lines of credit. On March 29,

1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M. In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

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

    At March 31, 1999 the Company had outstanding loan balances under the revolving credit agreements of $19.4 million. These agreements were scheduled to mature on May 17, 1999 but, in a commitment letter dated April 13, 1999, the lender agreed to extend the maturity to January 3, 2000.

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

    In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract, which supersedes all previous agreements, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. Total capital requirements for the project including land acquisition, seedlings, capital equipment and planting costs are estimated to be approximately $18.5 million of which $6.2 million has been expended as of March 31, 1999 and $7.6 million is estimated to be required over the remainder of 1999. Presently, the Company is exploring various financing alternatives for this project. There can be no assurances that financing for this project can be obtained on acceptable terms, or at all. The inability to obtain third party financing for the project could have a material adverse effect on the Company.

    The Company's cash requirements for the remainder of 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the level of inventories, the success of newly introduced products and necessary reductions of debt. Presently, the Company is in discussions with Rabobank Nederland and other financial institutions regarding further extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities could have a material adverse affect on the Company. UniMark believes that anticipated cash flow from operations and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.


                         SALE OF UNREGISTERED SECURITIES

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of Common Stock, par value $.01 per share, for a purchase price of U.S. $2.50 per share, or an aggregate purchase price of U.S. $5,000,000.00 in cash, to M & M Nominee L.L.C. ("M & M"). The sale of securities was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder, as an offering only to an accredited investor. In connection with the transaction, M & M surrendered options to acquire 2,000,000 shares of Common Stock granted to them in July 1998.


                        EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         27       Financial Data Schedule

B.       Reports on Form 8-K

           On April 1, 1999, the Company filed a Current Report on Form 8-K announcing that (i) on March 29, 1999 the Company had sold 2,000,000 newly issued shares of common stock to M & M Nominee L.L.C., (ii) the Company had named a new Chief Financial Officer and (iii) the Company had filed for an extension for the filing of the Annual Report on Form 10-K.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE  UNIMARK  GROUP,  INC.
                                       -----------------------------------------
                                                     Registrant



    Date: May 13, 1999                 /s/ Soren Bjorn
          ---------------              -----------------------------------------
                                               Soren Bjorn, President
                                            (Principal Executive Officer)


    Date: May 13, 1999                 /s/ Charles A. Horne
          ---------------              -----------------------------------------
                                       Charles A. Horne, Chief Financial Officer
                                            (Principal Accounting Officer)

                                INDEX TO EXHIBITS




    EXHIBIT
    NUMBER                            DESCRIPTION
    ------            ----------------------------------------------

       27             Financial Data Schedule