Form 10-Q
period 1999-06-30
UNIMARK GROUP INC
filed 1999-08-16
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK (ONE)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                       or

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________________ to __________________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 14, 1999, the number of shares outstanding of each class of common stock was:


                Common Stock, $.01 par value: 13,938,326 shares

                                     INDEX


                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 1998 and June 30, 1999................................... 3
         Condensed Consolidated Statements of Operations
            for the three months and six months ended June 30, 1998 and 1999...... 4
         Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1998 and 1999....................... 5
         Notes to Condensed Consolidated Financial Statements - June 30, 1999..... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.........................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................17


Item 2.  Sale of Unregistered Securities..........................................18


Item 3.  Defaults Upon Senior Securities..........................................18


Item 4.  Submission of Matters to a Vote of Security Holders......................18


Item 5.  Other  Information.......................................................19


Item 6.  Exhibits and Reports on Form 8-K.........................................19




SIGNATURES.........................................................................19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            THE UNIMARK GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                               DECEMBER 31,     JUNE 30,
                                                                                  1998           1999
                                                                               -----------    -----------
                                                                                 (NOTE 1)     (UNAUDITED)
                                         ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $     4,247    $     5,835
   Accounts receivable - trade, net of allowance of $657 in
     1998 and $649 in 1999 .................................................         9,270         11,833
   Accounts receivable - other .............................................           731            747
   Inventories .............................................................        22,320         22,401
   Income and value added taxes receivable .................................         1,560          2,090
   Prepaid expenses ........................................................         1,315            750
                                                                               -----------    -----------
         Total current assets ..............................................        39,443         43,656
Property, plant and equipment, net of accumulated depreciation of
   $8,000 in 1998 and $9,250 in 1999 .......................................        41,347         42,603
Deferred income taxes ......................................................         1,365          1,365
Goodwill, net ..............................................................         6,425          6,334
Identifiable intangible assets .............................................         1,535            718
Due from related parties ...................................................         1,651          3,024
Other assets ...............................................................         1,747          1,805
                                                                               -----------    -----------
         Total assets ......................................................   $    93,513    $    99,505
                                                                               ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ...................................................   $    21,654    $    26,710
   Current portion of long-term debt .......................................           763            885
   Accounts payable - trade ................................................         5,156          4,449
   Accrued liabilities .....................................................         3,484          5,251
   Income taxes payable ....................................................            38           --
   Deferred income taxes ...................................................         5,873          6,288
                                                                               -----------    -----------
         Total current liabilities .........................................        36,968         43,583
Long-term debt, less current portion .......................................         7,833          7,626
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 11,938,326 in
       1998 and 13,938,326 in 1999 .........................................           119            139
   Additional paid-in capital ..............................................        58,811         63,766
   Accumulated deficit .....................................................       (10,218)       (15,609)
                                                                               -----------    -----------
         Total shareholders' equity ........................................        48,712         48,296
                                                                               -----------    -----------
         Total liabilities and shareholders' equity ........................   $    93,513    $    99,505
                                                                               ===========    ===========

                            See accompanying notes.

                            THE UNIMARK GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                   --------------------------    --------------------------
                                                      1998           1999           1998           1999
                                                   -----------    -----------    -----------    -----------
                                                            (In thousands, except per share data)
Net sales ......................................   $    25,509    $    25,392    $    50,041    $    46,422
Cost of products sold ..........................        16,904         22,322         33,527         36,582
                                                   -----------    -----------    -----------    -----------
                                                         8,605          3,070         16,514          9,840

Selling, general and administrative expenses ...         5,999          7,021         11,890         13,026
                                                   -----------    -----------    -----------    -----------
Income (loss) from operations ..................         2,606         (3,951)         4,624         (3,186)

Other income (expense):
    Interest expense ...........................        (1,234)          (486)        (2,379)        (1,346)
    Interest income ............................            42             25             94             48
    Foreign currency transaction loss ..........          (256)          (303)            (8)          (608)
    Other ......................................            11             45             60             66
                                                   -----------    -----------    -----------    -----------
                                                        (1,437)          (719)        (2,233)        (1,840)
                                                   -----------    -----------    -----------    -----------
Income (loss) before income taxes ..............         1,169         (4,670)         2,391         (5,026)
Income tax expense (benefit) ...................           273           (509)           910            365
                                                   -----------    -----------    -----------    -----------

Net income (loss) ..............................   $       896    $    (4,161)   $     1,481    $    (5,391)
                                                   ===========    ===========    ===========    ===========


Basic and diluted income (loss) per share ......   $      0.10    $     (0.30)   $      0.17    $     (0.42)
                                                   ===========    ===========    ===========    ===========


                            See accompanying notes.

                            THE UNIMARK GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    --------------------------
                                                                       1998           1999
                                                                    -----------    -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ...............................................   $     1,481    $    (5,391)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization ..............................         1,805          2,671
     Deferred income taxes ......................................           501            415
     Changes in operating assets and liabilities:
        Receivables .............................................        (4,012)        (3,109)
        Inventories .............................................        (1,385)           (81)
        Prepaid expenses ........................................           687            565
        Payables and accrued expenses ...........................         2,768          1,022
                                                                    -----------    -----------
Net cash provided by (used in) operating activities .............         1,845         (3,908)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................        (2,056)        (3,019)
Increase in identifiable intangible assets ......................          (122)          --
Increase in amounts due from related parties ....................           (14)        (1,373)
Increase in other assets ........................................          (208)           (58)
                                                                    -----------    -----------
Net cash used in investing activities ...........................        (2,400)        (4,450)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ......................            35          4,975
Net increase in short-term borrowings ...........................         3,327          5,056
Proceeds from long-term debt ....................................           240            186
Payments of long-term debt ......................................        (1,345)          (271)
                                                                    -----------    -----------
Net cash provided by financing activities .......................         2,257          9,946
                                                                    -----------    -----------

Net increase in cash and cash equivalents .......................         1,702          1,588
Cash and cash equivalents at beginning of period ................         1,237          4,247
                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................   $     2,939    $     5,835
                                                                    ===========    ===========

                            See accompanying notes.

                            THE UNIMARK GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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

    The Company is in the business of growing, processing, marketing and distributing niche citrus and tropical fruits products, including chilled and canned packaged fruits, citrus juices and oils and other specialty food ingredients.

    Interim Financial Statements: The condensed consolidated financial statements at June 30, 1999, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Reclassifications: Certain prior year items have been reclassified to conform to the current period presentation in the accompanying financial statements.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

    In recent years the Company has relied upon both bank borrowings and the sale of equity securities to finance its working capital and certain of its capital expenditure needs. The Company has existing loan agreements with its primary lender to provide short-term dollar denominated debt, under revolving credit facilities, up to $24.5 million. At December 31, 1998, the Company was in violation of certain consolidated financial performance covenants and restrictions under these agreements, which the lender waived as of that date. In addition the primary lender extended the maturity of the agreements from May 17, 1999 to January 3, 2000.

    As of June 30, 1999, the Company is not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly, is in default of these agreements. The Company is working closely with the primary lender to resolve these defaults; however, a waiver has not been received at this time. Under the terms of the agreements, the primary lender has the right, by written notice, to terminate the agreements and demand payment of all outstanding principal and accrued interest. The Company has not received such a notice.

    Presently the Company is in discussions with other financial institutions regarding replacement of part, or all, of its existing debt with the primary lender. Through August 14, 1999, the Company has received an approval from a Mexican bank to provide a $3.5 million credit line and a proposal from an asset-based lender to provide up to $30.0 million of short and long-term financing. Funding of the Mexican bank facility is subject to completion of loan documentation. The Company has not received a loan commitment from the asset-based lender at this time. Such loan would be subject to lender credit committee approval, due diligence, and the completion of loan documentation. There can be no assurances that the Company will be able to consummate such lending transaction.

   The Company's cash requirements for the remainder of 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and scheduled reductions of debt. Management believes that it will not generate sufficient cash flow from operations until the year 2000 to service its debt obligations and capital expenditures. Current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 1999. The future success of the Company depends on its ability to obtain replacement credit facilities for some or all of its primary lender debt, obtain additional debt and raise additional equity through the sale of unregistered securities. There can be no assurances that the Company's efforts to raise such additional financing will be successful, and under certain circumstance, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary.

NOTE 3 - RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). The Vaquero family owns collectively an approximate 8% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. During the five-year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value.

    The Company subsequently elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At December 31, 1998 amounts due from IHMSA of $1,481,000, which are included in due from related parties, represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option.

    Subsequent to December 31, 1998, the Company loaned funds to IHMSA on a short-term basis at prevailing interest rates. As of June 30, 1999, unpaid loans amounted to $1.2 million. Subsequent to June 30, 1999, IHMSA repaid all of the loans to the Company.

NOTE 4 - CAPITAL STOCK

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M Nominee L.L.C. ("M & M"). In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

NOTE  5  -  EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                        -------------------------    -------------------------
                                                            1998          1999           1998          1999
                                                        -----------   -----------    -----------   -----------
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net income (loss) ...................................   $       896   $    (4,161)   $     1,481   $    (5,391)

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding ...............         8,623        13,938          8,611        12,977
Effect of dilutive securities:
  Employee and director stock options ...............            76          --               60          --
  Warrants ..........................................             2          --                1          --
                                                        -----------   -----------    -----------   -----------
Dilutive potential common shares ....................            78          --               61          --
                                                        -----------   -----------    -----------   -----------
Denominator for diluted earnings per share -
  weighted average shares outstanding adjusted for
  assumed conversions ...............................         8,701        13,938          8,672        12,977
                                                        ===========   ===========    ===========   ===========

Basic and diluted earnings (loss) per share .........   $      0.10   $     (0.30)   $      0.17   $     (0.42)
                                                        ===========   ===========    ===========   ===========

    At June 30, 1998 and June 30, 1999 the Company had options and warrants outstanding of 314,000 and 497,000, respectively, that were not included in per share calculations because their effect would have been anti-dilutive.

NOTE 6 - INVENTORIES

    Inventories consist of the following:

                                               DECEMBER 31,    JUNE 30,
                                                  1998          1999
                                               -----------   -----------
                                                    (IN THOUSANDS)
                Finished goods:
                    Cut fruits .............   $    12,212   $    10,071
                    Juice and oils .........         1,663         4,650
                                               -----------   -----------
                                                    13,875        14,721
                Pineapple orchards .........         2,964         2,184
                Raw materials and supplies .         4,376         4,506
                Advances to suppliers ......         1,105           990
                                               -----------   -----------
                           Total ...........   $    22,320   $    22,401
                                               ===========   ===========

NOTE 7 - SEGMENT INFORMATION

    The Company has two reportable segments: packaged fruit and juice and oil.

                                        PACKAGED       JUICE
                                         FRUIT          & OIL          TOTAL
                                      -----------    -----------    -----------
THREE MONTHS ENDED JUNE 30, 1998
Revenues from external customers ..   $    18,603    $     6,906    $    25,509
Inter-segment revenues ............           131           --              131
Segment profit ....................           582          1,097          1,679

THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers ..   $    22,077    $     3,315    $    25,392
Inter-segment revenues ............           156           --              156
Segment loss ......................        (3,133)          (945)        (4,078)

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers ..   $    35,827    $    14,214    $    50,041
Inter-segment revenues ............           143           --              143
Segment profit ....................           920          2,438          3,358

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers ..   $    40,991    $     5,431    $    46,422
Inter-segment revenues ............           301           --              301
Segment loss ......................        (2,854)        (1,115)        (3,969)

    The following are reconciliations of reportable segment profit or loss to the Company's consolidated totals.

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                  --------------------------    --------------------------
                                                     1998           1999           1998           1999
                                                  -----------    -----------    -----------    -----------
Total profit (loss) for reportable segments ...   $     1,679    $    (4,078)   $     3,358    $    (3,969)
Amortization of subsidiary acquisition
  costs recognized in consolidation ...........           (92)           (92)          (185)          (185)
Unallocated corporate general and
  administrative  expenses ....................          (418)          (500)          (782)          (872)
                                                  -----------    -----------    -----------    -----------
Income (loss) before income taxes .............   $     1,169    $    (4,670)   $     2,391    $    (5,026)
                                                  ===========    ===========    ===========    ===========

PART I. - ITEM 2.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                         THREE MONTHS                     SIX MONTHS
                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                  ---------------------------     ---------------------------
                                                     1998            1999            1998            1999
                                                  -----------     -----------     -----------     -----------
Net sales .....................................         100.0%          100.0%          100.0%          100.0%
Cost of products sold .........................          66.3            87.9            67.0            78.8
                                                  -----------     -----------     -----------     -----------
Gross profit ..................................          33.7            12.1            33.0            21.2
Selling, general and administrative expenses ..          23.5            27.7            23.8            28.1
                                                  -----------     -----------     -----------     -----------

Income (loss) from operations .................          10.2           (15.6)            9.2            (6.9)
Other income (expense):
    Interest expense ..........................          (4.8)           (1.9)           (4.8)           (2.9)
    Interest income ...........................           0.2             0.1             0.2             0.1
    Foreign currency transaction loss .........          (1.0)           (1.2)           --              (1.3)
    Other .....................................          --               0.2             0.2             0.1
                                                  -----------     -----------     -----------     -----------
                                                         (5.6)           (2.8)           (4.4)           (4.0)
                                                  -----------     -----------     -----------     -----------
Income (loss) before income taxes .............           4.6           (18.4)            4.8           (10.9)
Income tax expense (benefit) ..................           1.1            (2.0)            1.8             0.7
                                                  -----------     -----------     -----------     -----------
Net income (loss) .............................           3.5%          (16.4)%           3.0%          (11.6)%
                                                  ===========     ===========     ===========     ===========

Three Months Ended June 30, 1998 and 1999

    Net sales consist of sales of packaged fruit and citrus juice and oils. Packaged fruit sales increased 18.8% from $18.6 million in 1998 to $22.1 million in 1999. This increase was primarily due to a 226% increase in sales to Japan from $1.0 million in 1998 to $3.4 million in 1999, and a 19% increase in retail sales from $8.1 million in 1998 to $9.6 million in 1999. The increase in retail sales was primarily due to greater distribution and positive market acceptance of the Company's newly introduced canned and fresh cut product lines.

    Citrus juice and oil sales decreased 52.2% from $6.9 million in 1998 to $3.3 million in 1999. This decrease in juice and oil sales was largely the result of lower juice processing volume due to unfavorable raw material costs and a general decline in the market price of frozen concentrate orange juice.

    As a result of the foregoing, net sales for 1999 remained constant with 1998 due to the increase in packaged fruit sales being offset by the decline in citrus juice and oil sales

    Gross profit on packaged fruit sales decreased from 37.2% in 1998 to 16.5% in 1999. This decrease was primarily the result of the increased business to Japan which had to be processed towards the end of the orange season at significantly higher costs than projected, higher fruit costs in the Company's California operations due to the prior freeze damage sustained in the California citrus groves and lower than expected pineapple production from the Company's pineapple project.

    Citrus juice and oil sales resulted in a gross profit of 24.4% in 1998 and a loss of 16.9% in 1999. This decrease was caused by unfavorable raw material costs as a result of a smaller orange crop in Mexico this growing season compounded by a decline in market prices for frozen concentrate orange juice.

    Overall, gross profit as a percentage of net sales decreased from 33.7% in 1998 to 12.1% in 1999.

    Selling, general and administrative expenses ("SG&A") increased from $ 6.0 million in 1998 (23.5% of net sales) to $7.0 million in 1999 (27.7% of net sales). This increase in SG&A is primarily due to the following three factors. First, juice and oil sales were substantially lower in 1999 than in 1998. These sales do not require significant sales and marketing expenses as compared to packaged fruit sales, which increased by $ 3.5 million in the 1999 period over the 1998 period. Second, in connection with the Company's strategic decision to build on its "Sunfresh(R)" brand name, deferred costs associated with the "Flavor Fresh(TM)" brand name became of limited value. Accordingly, at June 30, 1999 the Company wrote off these deferred costs which amounted to $ .6 million. Third, in management's efforts to improve its business processes and internal controls, the Company has incurred increased professional fees.

    Interest expense decreased from 4.8% of net sales in 1998 to 1.9% in 1999. Actual interest expense decreased from $1.2 million in 1998 to $.5 million in 1999. This decrease was primarily the result of decreased levels of debt, the netting of interest accrued from the related party loans discussed in Note 3 and the capitalization of interest costs associated with the Company's lemon project of $.3 million. See "Liquidity and Capital Resources."

    Foreign currency transaction losses of $.3 million in 1998 and $.3 million in 1999 resulted from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income tax benefit of $.5 million was recorded in 1999 on a loss before income taxes of $4.7 million due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S.
GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance for net operating losses generated in the U.S., thus no income tax benefits from U.S. operating losses are recognized.

    As a result of the foregoing, the Company reported net income of $.9 million in 1998 and a net loss of $4.2 million in 1999.

Six Months Ended June 30, 1998 and 1999

    Net sales consist of sales of packaged fruit and citrus juice and oils. Packaged fruit sales increased 14.4% from $35.8 million in 1998 to $41.0 million in 1999. This increase was primarily due to a 135% increase in sales to Japan from $2.6 million in 1998 to $6.1 million in 1999, and a 16.5% increase in retail sales from $16.2 million in 1998 to $18.8 million in 1999. The increase in retail sales was primarily due to greater distribution and positive market acceptance of the Company's newly introduced canned and fresh cut product lines.

    Citrus juice and oil sales decreased 61.8% from $14.2 million in 1998 to $5.4 million in 1999. This decrease in juice and oil sales was largely the result of lower juice processing volume due to unfavorable raw material costs compounded by a general decline in the market price of frozen concentrate orange juice.

    As a result of the foregoing, net sales decreased 7.2% from $50.0 million in 1998 to $46.4 million in 1999 resulting from increased packaged fruit sales being more than offset by the decline in citrus juice and oil sales.

    Gross profit on packaged fruit sales decreased from 35.8% in 1998 to 24.0% in 1999. This decrease was primarily the result of the increased business to Japan which had to be processed towards the end of the orange season at significantly higher costs than projected, higher fruit costs for the Company's California operations due to the prior freeze damage sustained in the California citrus groves and lower than expected pineapple production from the Company's pineapple project.

    Citrus juice and oil gross profit decreased from 26.0% in 1998 to 0.0% in 1999. This decrease was caused by unfavorable raw material costs as a result of a smaller orange crop in Mexico this growing season compounded by a decline in market prices for frozen concentrate orange juice.

    Overall, gross profit as a percentage of net sales declined from 33.0% in 1998 to 21.2% in 1999.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from $11.9 million (23.8% of net sales) in 1998 to $13.0 million (28.1% of net sales) in 1999. This increase in SG&A is primarily due to the following three factors. First, juice and oil sales were substantially lower in 1999 than in 1998. These sales do not require significant sales and marketing expenses as compared to packaged fruit sales, which increased by $
3.5 million in the 1999 period over the 1998 period. Second, in connection with the Company's strategic decision to build on its "Sunfresh(R)" brand name, deferred costs associated with the "Flavor Fresh(TM)" brand name became of limited value. Accordingly, at June 30, 1999 the Company wrote off these deferred costs which amounted to $ .6 million. Third, in management's efforts to improve its business processes and internal controls, the Company has incurred increased professional fees.

    Interest expense decreased from 4.8% of net sales in 1998 to 2.9% in 1999. Actual interest expense decreased from $2.4 million in 1998 to $1.3 million in 1999. This decrease was primarily the result of decreased levels of debt, the netting of interest accrued from related party loans discussed in Note 3 and the capitalization of interest cost associated with the Company's lemon project of $.3 million. See "Liquidity and Capital Resources."

    A foreign currency transaction net loss of $.6 million in 1999 resulted primarily from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP.

    Income tax expense of $.4 million was recorded in 1999 on a loss before income taxes of $5.0 million due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance for net operating losses generated in the U.S., thus no income tax benefits from U.S. operating losses are recognized.

    As a result of the foregoing, the Company reported net income of $1.5 million in 1998 and a net loss of $5.4 million in 1999.

STATUTORY EMPLOYEE PROFIT SHARING

    All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Tax losses do not affect employee profit sharing. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income (loss) on a consolidated basis as shown in the Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.


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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, cash and cash equivalents totaled $5.8 million, an increase of $1.6 million from year-end 1998. During 1999, operating activities utilized cash of $3.9 million primarily due to current operating losses.

    The Company's financing activities provided net cash of $5.0 million from the sale of common stock and $5.0 million from additional short-term borrowings under its existing lines of credit. On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M. In connection with the transaction, M & M surrendered options to acquire additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

    In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the new Supply Contract, which supersedes all previous agreements, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2003.

    The status of the Lemon Project as of June 30, 1999 is as follows:

                                                                Hectares        Acres
                                                                --------        -----
        Land -
             Acquired                                              3,025        7,475
             Unpurchased                                             475        1,175
        Preparation and Planting -
             Prepared and planted                                  1,534        3,791
             Prepared but not planted                              1,217        3,007
             Acquired land to be prepared and planted                274          667

        Expenditures -
            Total projected expenditures                   $18.5 million
            Incurred since inception                         7.6 million
            Remaining in 1999                                6.2 million
            Projected for year 2000 and beyond               4.7 million

    During 1999, UniMark utilized cash of $4.5 million in investing activities. Of this amount, $2.0 million was expended on property, plant and equipment primarily related to the Company's Lemon Project.

    The Company has existing loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $24.5 million. These agreements are as follows: (i) a revolving credit agreement to provide up to $9.5 million collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide up to $15.0 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At June 30, 1999 the Company had outstanding loan balances under the revolving credit agreements of $19.4 million.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital, and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank. At December 31, 1998, the Company was in violation of certain consolidated financial performance covenants and restrictions under these agreements, which the lender waived as of that date. In addition, the primary lender extended the maturity of the agreements from May 17, 1999 to January 3, 2000.

    As of June 30, 1999 the Company is not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly is in default of these agreements. The Company is working closely with its primary lender to resolve these defaults; however, a waiver has not been received at this time. Under the terms of the agreements, the primary lender has the right, by written notice, to terminate the agreements and demand payment of all outstanding principal and accrued interest.
The Company has not received such a notice.

    Presently, the Company is in discussions with other financial institutions regarding replacement of part, or all, of its existing debt with the primary lender. Through August 14, 1999, the Company has received an approval from a Mexican bank to provide a $3.5 million credit line and a proposal from an asset-based lender to provide up to $30.0 million of short and long-term financing. Funding of the Mexican bank facility is subject to completion of loan documentation. The Company has not received a loan commitment from the asset-based lender at this time. Such a loan would be subject to lender credit committee approval, due diligence, and the completion of loan documentation. There can be no assurances that the Company will be able to consummate such lending transaction.

    The Company's cash requirements for the remainder of 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and scheduled reductions of debt. Management believes that it will not generate sufficient cash flow from operations until the year 2000 to service its debt obligations and capital expenditures. As a result, the Company is developing a restructuring plan to improve operating results and cash flow. The plan will include actions to increase short-term cash flow as well as a program to reorganize operations and improve operating efficiencies for the long-term. Current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 1999. The future success of the Company depends on its ability to obtain replacement credit facilities for some or all of its primary lender debt, obtain additional debt and raise additional equity through sale of unregistered securities. There can be no assurances that the Company's efforts to raise such additional financing will be successful, and under certain circumstance, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary.

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  SALE OF UNREGISTERED SECURITIES

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of Common Stock, par value $.01 per share, for a purchase price of U.S. $2.50 per share, or an aggregate purchase price of U.S. $5,000,000 in cash, to M & M Nominee L.L.C. ("M & M"). The sale of securities was made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder, as an offering only to an accredited investor. In connection with the transaction, M & M surrendered options to acquire 2,000,000 shares of Common Stock granted to them in July 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of certain defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on July 6, 1999, the shareholders of the Company approved or elected, along with the results of these votes, the following:

1. Approved the amendment to the Company's Articles of Incorporation to change the Company name to "Sunfresh, Inc."

                   FOR:             12,592,400
                   AGAINST:              4,070

2.       Elected ten (10) Directors.

         DIRECTOR NOMINEES                      FOR           AGAINST
         Soren Bjorn                         12,008,543        591,727
         Rafael Vaquero Bazan                12,008,543        591,727
         Eduardo Vaquero Bazan               12,008,543        591,727
         Jose Martinez Brohez                12,008,543        591,727
         Fernando Camacho Casas              12,008,543        591,727
         Jerry W. Johnson                    12,008,543        591,727
         Jakes Jordaan                       12,008,543        591,727
         Federico Chavez Peon                12,008,543        591,727
         Luis A. Chico Pardo                 12,008,543        591,727
         Jose I. De Abiega Pons              12,008,543        591,727

3.       Approved the Company's 1999 Stock Option Plan.

                   FOR:              6,496,611
                   AGAINST:            755,757

4. Elected Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

                   FOR:             12,599,242
                   AGAINST:                428

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         10.37 Fifth Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark International, Inc., Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated May 17,1999

         10.38    The UniMark Group, Inc. 1999 Stock Option Plan

         10.39 Employment Agreement by and among The UniMark Group, Inc. and Charles Horne dated as of March 31, 1999

         10.40 Employment Agreement by and among The UniMark Group, Inc. and Roman Shumny dated as of November 20, 1998

         27       Financial Data Schedule

B.       Reports on Form 8-K

              None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE UNIMARK GROUP, INC.
                                             -----------------------------------
                                                        Registrant


         Date:     August 14, 1999               /s/  Soren Bjorn
                  ---------------------      -----------------------------------
                                             Soren Bjorn, President
                                             (Principal Executive Officer)


         Date:      August 14, 1999               /s/  Charles A. Horne
                  ---------------------      -----------------------------------
                                             Charles A. Horne, Chief Financial
                                               Officer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS


       EXHIBIT
        NUMBER                         DESCRIPTION
      ----------- --------------------------------------------------------------
         10.37    Fifth Amendment to Revolving Credit Agreement by and among
                  UniMark Foods, Inc., the borrower, and The UniMark Group,
                  Inc., UniMark International, Inc., Simply Fresh Fruit, Inc.,
                  the guarantors and Cooperatieve Centrale
                  Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New
                  York Branch dated May 17, 1999

         10.38    The Unimark Group, Inc. 1999 Stock Option Plan

         10.39    Employment Agreement by and among The UniMark Group, Inc. and
                  Charles Horne dated as of March 31, 1999

         10.40    Employment Agreement by and among The UniMark Group, Inc. and
                  Roman Shumny dated as of November 20, 1998

         27       Financial Data Schedule