Form 10-Q
period 1999-09-30
UNIMARK GROUP INC
filed 1999-11-15
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK (ONE)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _________ to __________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    As of November 12, 1999, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 13,938,326 shares

                                      INDEX


                                                                                                      PAGE

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 1998 and September 30, 1999................................................. 3
         Condensed Consolidated Statements of Operations
            for the three months and nine months ended September 30, 1998 and 1999................... 4
         Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1998 and 1999.................................... 5
         Notes to Condensed Consolidated Financial Statements - September 30, 1999................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................19


Item 2.  Sale of Unregistered Securities.............................................................19


Item 3.  Defaults Upon Senior Securities.............................................................19


Item 4.  Submission of Matters to a Vote of Security Holders.........................................19


Item 5.  Other Information...........................................................................19


Item 6.  Exhibits and Reports on Form 8-K............................................................19


SIGNATURES...........................................................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             THE UNIMARK GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                          DECEMBER 31,    SEPTEMBER 30,
                                                                             1998             1999
                                                                         -------------    -------------
                                                                           (NOTE 1)        (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents .........................................   $       4,247    $       5,259
   Accounts receivable - trade, net of allowance of $657 in
     1998 and $369 in 1999 ...........................................           9,270            8,172
   Accounts receivable - other .......................................             731              827
   Inventories .......................................................          22,320           18,050
   Income and value added taxes receivable ...........................           1,560            2,332
   Prepaid expenses ..................................................           1,315            1,270
   Net current assets of certain operations held for disposal ........              --            3,748
                                                                         -------------    -------------
         Total current assets ........................................          39,443           39,658
Property, plant and equipment, net of accumulated depreciation of
   $8,000 in 1998 and $9,116 in 1999 .................................          41,347           41,073
Net non-current assets of certain operations held for disposal .......              --            1,110
Deferred income taxes ................................................           1,365            1,365
Goodwill, net ........................................................           6,425            2,979
Identifiable intangible assets .......................................           1,535              209
Due from related parties .............................................           1,651            1,796
Other assets .........................................................           1,747            1,757
                                                                         =============    =============
         Total assets ................................................   $      93,513    $      89,947
                                                                         =============    =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .............................................   $      21,654    $      24,505
   Current portion of long-term debt .................................             763              603
   Accounts payable - trade ..........................................           5,156            2,527
   Accrued liabilities ...............................................           3,484            4,028
   Income taxes payable ..............................................              38               --
   Deferred income taxes .............................................           5,873            5,624
                                                                         -------------    -------------
         Total current liabilities ...................................          36,968           37,287
Long-term debt, less current portion .................................           7,833            7,323
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 11,938,326 in
       1998 and 13,938,326 in 1999 ...................................             119              139
   Additional paid-in capital ........................................          58,811           63,766
   Accumulated deficit ...............................................         (10,218)         (18,568)
                                                                         -------------    -------------
         Total shareholders' equity ..................................          48,712           45,337
                                                                         =============    =============
         Total liabilities and shareholders' equity ..................   $      93,513    $      89,947
                                                                         =============    =============


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     ------------------------    -------------------------
                                                        1998          1999          1998          1999
                                                     ----------    ----------    ----------    ----------
                                                             (In thousands, except per share data)


Net sales ........................................   $   15,303    $   14,251    $   56,385    $   50,434
Cost of products sold ............................       12,501        12,315        42,178        43,219
                                                     ----------    ----------    ----------    ----------
Gross profit .....................................        2,802         1,936        14,207         7,215

Selling, general and administrative expenses .....        3,719         3,400        10,692        11,600
                                                     ----------    ----------    ----------    ----------
Income (loss) from operations ....................         (917)       (1,464)        3,515        (4,385)

Other income (expense):
    Interest expense .............................         (826)         (702)       (3,174)       (2,024)
    Interest income ..............................           67            38           157            84
    Foreign currency transaction loss ............         (388)          (29)         (360)         (670)
    Other ........................................           54           116           101           152
                                                     ----------    ----------    ----------    ----------
                                                         (1,093)         (577)       (3,276)       (2,458)
                                                     ----------    ----------    ----------    ----------
Income (loss) before disposal of
certain operations and income taxes ..............       (2,010)       (2,041)          239        (6,843)

Operating results of certain operations
  disposed of during 1999 (Note 2):
      Net sales ..................................        4,248         4,574        11,866        13,658
      Costs and expenses .........................       (4,269)       (4,428)      (11,764)      (13,785)
                                                     ----------    ----------    ----------    ----------
                                                            (21)          146           102          (127)
                                                     ----------    ----------    ----------    ----------

      Loss on disposal of certain operations .....           --        (1,517)           --        (1,517)
                                                     ----------    ----------    ----------    ----------
                                                            (21)       (1,371)          102        (1,644)
                                                     ----------    ----------    ----------    ----------

Income (loss) before income taxes ................       (2,031)       (3,412)          341        (8,487)
Income tax expense (benefit) .....................         (880)         (453)           11          (137)
                                                     ----------    ----------    ----------    ----------
Net income (loss) ................................   $   (1,151)   $   (2,959)   $      330    $   (8,350)
                                                     ==========    ==========    ==========    ==========

Basic and diluted income (loss) per share ........   $    (0.10)   $    (0.21)   $     0.03    $    (0.63)
                                                     ==========    ==========    ==========    ==========



                             See accompanying notes.

                             THE UNIMARK GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 ------------------------
                                                                                    1998           1999
                                                                                 ----------    ----------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ............................................................   $      330    $   (8,350)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Loss on disposal of certain operations during 1999 ....................           --         1,517
     Gain on sale of building ................................................           --           (59)
     Depreciation and amortization ...........................................        2,448         3,300
     Deferred income taxes ...................................................         (612)         (223)
     Other ...................................................................          101            --
     Changes in operating assets and liabilities:
        Cash of operations held for sale .....................................           --          (400)
        Receivables ..........................................................          747           (86)
        Inventories ..........................................................         (983)        3,497
        Prepaid expenses .....................................................          285            24
        Payables and accrued expenses ........................................        1,426        (2,157)
                                                                                 ----------    ----------
Net cash provided by (used in) operating activities ..........................        3,742        (2,937)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...................................       (2,695)       (3,769)
Increase in identifiable intangible assets ...................................         (122)           --
Net proceeds from sale of building ...........................................           --           411
Increase (decrease) in amounts due from related parties ......................            9          (146)
Increase (decrease) in other assets ..........................................           33           (31)
                                                                                 ----------    ----------
Net cash used in investing activities ........................................       (2,775)       (3,535)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ...................................       13,425         4,975
Net (decrease) increase in short-term borrowings .............................      (12,193)        2,851
Proceeds from long-term debt .................................................          240           334
Payments of long-term debt ...................................................       (1,643)         (676)
                                                                                 ----------    ----------
Net cash (used in) provided by financing activities ..........................         (171)        7,484
                                                                                 ----------    ----------

Net increase in cash and cash equivalents ....................................          796         1,012
Cash and cash equivalents at beginning of period .............................        1,237         4,247
                                                                                 ----------    ----------
Cash and cash equivalents at end of period ...................................   $    2,033    $    5,259
                                                                                 ==========    ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The UniMark Group, Inc. ("UniMark" or the "Company") conducts substantially all of its operations through its wholly-owned operating subsidiaries: UniMark Foods, Inc. ("UniMark Foods"), UniMark International, Inc. ("UniMark International"), Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), AgroMark, S.A. de C.V. ("AgroMark"), Flavorfresh Limited ("Flavorfresh", formerly UniMark Foods Europe Limited) and Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE").

    The Company is in the business of growing, processing, marketing and distributing citrus and tropical fruit products, including chilled and canned packaged fruits, citrus juices and oils and other specialty food ingredients.

    Interim Financial Statements: The condensed consolidated financial statements at September 30, 1999, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Reclassifications: In prior periods, the Company classified freight expense and discounts and allowances associated with customer invoicing as operating expenses. In connection with the Company's further automation of its order entry and pricing systems to customers and in improving changes in controls over these costs, these expenses are now being classified differently in the financial statements. Discounts and allowances are now classified as a reduction in net sales and freight expenses as a charge to cost of products sold. All prior and current year operating results have been reclassified to conform to the new presentation.

    As discussed in Note 2 below, the Company disposed of several operations subsequent to September 30, 1999. As of September 30, 1999 the net assets associated with dispositions have been written down to their net realizable values and reclassified as current and non-current assets on the accompanying condensed consolidated balance sheets. The non-current assets represent that portion of the selling prices that were received as long-term secured notes. The condensed consolidated statements of operations have been reclassified for all periods presented to disclose separately the operating results of the disposed operations.

NOTE 2 - DISPOSAL OF CERTAIN OPERATIONS

     On September 15, 1999, the Board of Directors of the Company approved a strategic plan for its packaged fruit segment designed to maximize shareholder value by leveraging the Company's manufacturing facilities in Mexico with its Sunfresh (R) brand and distribution network in the United States. Two of the Company's subsidiaries, Les Produits Deli-Bon Inc. ("Deli-Bon") and Simply Fresh Fruit, Inc. ("Simply Fresh") primarily sell private label fruit salads to the food service industry and non-branded fresh cut fruit. Because the Company believes that these lines of business offer less attractive growth opportunities and lower operating margins than its Sunfresh (R) brand product lines and do not further the Company's strategic objectives, the decision was reached to divest these subsidiaries.

Subsequent to September 30, 1999, the Company completed the sale of its Canadian subsidiary, Deli-Bon in a transaction valued at approximately $1.4 million, and sold substantially all the assets of its California based subsidiary, Simply Fresh, in a transaction valued at approximately $3.6 million. Both transactions included cash payments at closing and short and long-term secured notes. In addition, the Simply Fresh sale included the forgiveness of the remaining payments under a certain covenant-not-to-compete and the return to the Company of 68,182 shares of UniMark common stock owned by the principal buyer.

These transactions resulted in the Company recording losses of approximately $1.5 million in the three-month period ending September 30, 1999. As of September 30, 1999 the net assets associated with these sales have been classified on the condensed consolidated balance sheets as both current and non-current assets. The results of operations for both Deli-Bon and Simply Fresh for the three and nine month periods ended September 30, 1998 and 1999 have been reclassified from sales and expenses and included in the condensed consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in Note 8 has been restated to reflect the above reclassifications.

The following unaudited pro forma summary for the twelve months ended December 31, 1998 presents the consolidated operating results of the Company after giving pro forma effect to the disposal of certain businesses in 1999 as if the disposals had occurred on January 1, 1998 (In thousands):


          Net sales                                            $   72,312
          Loss before disposal of certain
             operations and income taxes                           (2,307)
          Operating income of certain businesses
             disposed of during 1999                                  122

Net loss and per share information would not change from amounts previously reported.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

    In recent years the Company has relied upon both bank borrowings and the sale of equity securities to finance its working capital and certain of its capital expenditure needs. The Company has existing loan agreements with its primary lender to provide short-term dollar denominated debt, under revolving credit facilities. At December 31, 1998, the Company was in violation of certain consolidated financial performance covenants and restrictions under these agreements, which the lender waived as of that date. In addition the primary lender extended the maturity of the agreements from May 17, 1999 to January 3, 2000.

     As of June 30, 1999 and September 30, 1999, the Company was not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly, was in default of these agreements. The Company has received waivers of these defaults from the primary lender. Under terms of the waivers, the primary lender agreed to maintain the committed lines of $9.5 million and reduced its discretionary uncommitted lines to the Company's Mexican operations to $7.9 million, until March 1, 2000. In addition, at December 30, 1999 the interest rates associated with these lines will increase by 200 basis points and the Company agreed to pledge under the agreements one of the short-term notes associated with the sales discussed in Note 2. The primary lender also consented to the sales associated with the disposal of certain operations.

    Presently the Company is in discussions with other financial institutions regarding replacement of part, or all, of its existing debt with the primary lender. In August 1999, the Company entered into an agreement with a Mexican bank to provide a $3.5 million credit line. In November 1999, the Company entered into a non-binding letter of intent with a Mexican investment trust for long-term financing at GISE of up to $5.0 million which is subject to normal due diligence and completion of documentation. This financing, if consummated, would represent an equity interest in GISE of approximately 17.5%. There can be no assurances that the Company will be able to find replacement financing or consummate the GISE transaction. As a result of the sales associated with the disposed operations, the Company will receive approximately $1.8 million of sale proceeds during the remainder of 1999 that will be used for operations.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montermorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt (approximately $4.6 million). Collectively, the Vaquero families are controlling shareholders in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. During the five-year term of the operating agreement, the Company has the right of first refusal to buy the IHMSA facility at its then fair market value.

    The Company subsequently elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At December 31, 1998 amounts due from IHMSA of $1.5 million, which are included in due from related parties, represent cash advances applied to reduce IHMSA's outstanding debt. This amount is expected to be applied to the purchase price when, and if, the Company elects to exercise its purchase option.

    Subsequent to December 31, 1998, the Company loaned funds to IHMSA on a short-term basis at prevailing interest rates. As of June 30, 1999, unpaid loans amounted to $1.2 million. Subsequent to June 30, 1999, IHMSA repaid all of the loans to the Company.

NOTE 5 - CAPITAL STOCK

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M Nominee L.L.C. ("M & M"). In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

NOTE 6 - EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                          ------------------------    -----------------------
                                                             1998          1999          1998        1999
                                                          ----------    ----------    ----------   ----------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NUMERATOR
Net income (loss) .....................................   $   (1,151)   $   (2,959)   $      330       (8,350)

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding .................       11,363        13,938         9,528       13,301
Effect of dilutive securities:
  Employee and director stock options .................           --            --            40           --
  Warrants ............................................           --            --             1           --
                                                          ----------    ----------    ----------   ----------
Dilutive potential common shares ......................           --            --            41           --
                                                          ----------    ----------    ----------   ----------
Denominator for diluted earnings per share -
  weighted average shares outstanding adjusted for
  assumed conversions .................................       11,363        13,938         9,569       13,301
                                                          ==========    ==========    ==========   ==========

Basic and diluted earnings (loss) per share ...........   $    (0.10)   $    (0.21)   $     0.03   $    (0.63)
                                                          ==========    ==========    ==========   ==========


    At September 30, 1998 the Company had 314,000 stock options and warrants outstanding and at September 30, 1999 had 431,000 stock options outstanding that were not included in the per share calculations because their effect would have been anti-dilutive.

NOTE 7 - INVENTORIES

    Inventories consist of the following:


                                       DECEMBER 31,   SEPTEMBER 30,
                                           1998            1999
                                      -------------   -------------
                                              (IN THOUSANDS)
Finished goods:
    Cut fruits ....................   $      12,212   $       7,913
    Juice and oils ................           1,663           3,014
                                      -------------   -------------
                                             13,875          10,927
Pineapple orchards ................           2,964           2,770
Raw materials and supplies ........           4,376           3,195
Advances to suppliers .............           1,105           1,158
                                      -------------   -------------
           Total ..................   $      22,320   $      18,050
                                      =============   =============

NOTE 8 - SEGMENT INFORMATION

    The Company has two reportable segments: packaged fruit and juice and oil.


                                              PACKAGED       JUICE
                                                FRUIT        & OIL          TOTAL
                                             ----------    ----------    ----------


THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers .........   $   10,326    $    4,977    $   15,303
Inter-segment revenues ...................           33            --            33
Segment profit (loss) ....................       (1,897)          503        (1,394)

THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers .........   $   11,927    $    2,324    $   14,251
Inter-segment revenues ...................            1            --             1
Segment (loss) ...........................       (1,550)           (8)       (1,558)

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers .........   $   37,194    $   19,191    $   56,385
Inter-segment revenues ...................          176            --           176
Segment profit (loss) ....................         (895)        2,674         1,779

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers .........   $   42,679    $    7,755    $   50,434
Inter-segment revenues ...................          300            --           300
Segment (loss) ...........................       (4,222)       (1,123)       (5,345)

    The following are reconciliations of reportable segment profit or loss to the Company's consolidated totals.


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                      1998          1999          1998          1999
                                                   ----------    ----------    ----------    ----------

Total profit (loss) for reportable segments ....   $   (1,394)   $   (1,558)   $    1,779    $   (5,345)
Amortization of subsidiary acquisition
  costs recognized in consolidation ............          (70)          (70)         (212)         (212)
Unallocated corporate general and
  administrative  expenses .....................         (546)         (413)       (1,328)       (1,286)
                                                   ----------    ----------    ----------    ----------
Income (loss) before disposal of certain
   operations and income taxes .................       (2,010)       (2,041)          239        (6,843)
Operating results and loss on disposal of
   certain operations in 1999 ..................          (21)       (1,371)          102        (1,644)
                                                   ----------    ----------    ----------    ----------
Income (loss) before income taxes ..............   $   (2,031)   $   (3,412)   $      341    $   (8,487)
                                                   ==========    ==========    ==========    ==========

NOTE  9 - SUBSEQUENT EVENTS

    In early October 1999, Mexico experienced widespread flooding throughout the southern part of the country. This flooding resulted in damage to four of the Company's facilities. The greatest destruction was to the San Rafael plant, which was completely flooded, and resulted in significant damage to the facility and its contents. The remaining three facilities incurred minor damage. Although physical damage to the Company's canning plant in Puebla was minor, the flooding resulted in significant damage to the town's water supply system. Because the Puebla facility is dependent on this water supply in its production process, this damage to the town's water system has caused a delay in the scheduled opening of the plant for the canning season. The Company is currently working with its insurance agents and underwriters to assess the magnitude of the damages and file appropriate claims. Coverage's under the Company's insurance policies are sufficient to cover all damage and business interruption losses resulting from this flooding.

In November 1999, the Company amended its agreements with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of the Frutalamo juice processing plant. This amendment, among other things, 1) extended the term by three years, 2) moved the contractual penalty of $1.0 million to the end of the third extension year, 3) provided an option to buy the plant anytime during the extension period for $6.9 million, of which $1.9 million has already been paid, and 4) required the prepayment of the three year rents associated with the extension period of $1.1million.

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

CONVERSION TO U.S. GAAP

    The Company conducts substantially all of its operations through its wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating five citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's and GISE's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Flavorfresh maintains its accounting records in British pounds sterling and in accordance with United Kingdom generally accepted accounting principles and is subject to United Kingdom income tax laws.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars in accordance with U.S. GAAP. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth-certain consolidated financial data, after reflecting 1) the disposition of certain operations disposed of during 1999 and
2) the reclassifications of customer discounts and allowances and freight expenses ( which are more fully discussed in Note 1 to the condensed consolidated statements), expressed as a percentage of net sales for the periods indicated:


                                                        THREE MONTHS              NINE MONTHS
                                                     ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                   ---------------------     ---------------------
                                                      1998         1999         1998         1999
                                                   --------     --------     --------     --------

Net sales ......................................      100.0%       100.0%       100.0%       100.0%
Cost of products sold ..........................       81.7         86.4         74.8         85.7
                                                   --------     --------     --------     --------
Gross profit ...................................       18.3         13.6         25.2         14.3
Selling, general and administrative expenses ...       24.3         23.9         19.0         23.0
                                                   --------     --------     --------     --------

Income (loss) from operations ..................       (6.0)       (10.3)         6.2         (8.7)
Other income (expense):
    Interest expense ...........................       (5.4)        (4.9)        (5.6)        (4.0)
    Interest income ............................        0.4          0.3          0.3          0.2
    Foreign currency transaction loss ..........       (2.5)        (0.2)        (0.7)        (1.3)
    Other ......................................        0.4          0.8          0.2          0.3
                                                   --------     --------     --------     --------
                                                       (7.1)        (4.0)        (5.8)        (4.8)
                                                   --------     --------     --------     --------
Income (loss) before disposal of certain
operations and  income taxes: ..................      (13.1)       (14.3)         0.4        (13.5)
Operating results and loss on disposal of
certain operations in 1999:
    Operating income (loss) ....................       (0.2)         1.0          0.2         (0.3)
    Loss on disposal of operations .............                   (10.6)                     (3.0)
                                                   --------     --------     --------     --------
Income (loss) before income taxes ..............      (13.3)       (23.9)         0.6        (16.8)
Income tax expense (benefit) ...................        5.8          3.2                       0.2
                                                   --------     --------     --------     --------
Net income (loss) ..............................       (7.5)%      (20.7)%        0.6%       (16.6)%
                                                   ========     ========     ========     ========


Three Months Ended September 30, 1998 and 1999

    Net sales consist of sales of packaged fruit and citrus juice and oils. Packaged fruit sales increased 15.5% from $10.3 million in 1998 to $11.9 million in 1999. This increase was primarily due to an increase in sales to Japan of $1.8.

    Citrus juice and oil sales decreased 54.0% from $5.0 million in 1998 to $2.3 million in 1999. This decrease in juice and oil sales was primarily the result of lower juice processing volume due to unfavorable material availability.

    As a result of the foregoing, net sales for 1999 decreased by $1.1 million from 1998 due largely to the decrease in citrus juice and oil sales.

    Gross profit on packaged fruit sales decreased from 17.9% in 1998 to 13.2% in 1999. This decrease was primarily the result of the higher fruit costs associated with production outside the normal production season, as well as lower volume from the shortage of certain fruit supplies.

    Citrus juice and oil sales resulted in a gross profit of 19.1% in 1998 and 15.6% in 1999. This decrease was caused by unfavorable raw material costs as a result of a smaller orange crop in Mexico this growing season. The third quarter gross profit was significantly higher than the second quarter gross profit as a result of improving market prices for concentrate frozen orange juice.

    Overall, gross profit as a percentage of net sales decreased from 18.3% in 1998 to 13.6% in 1999.

    Selling, general and administrative expenses decreased from $3.7 million in 1998 to $3.4 million in 1999. This reduction is primarily due to decreases in selling expenses associated with the lower sales volume.

    Interest expense, net decreased from $.76 million in 1998 to $.66 million in 1999. This decrease was primarily the result of decreased levels of debt and the capitalization of interest costs associated with the Company's lemon project of $.18 million in 1999. See "Liquidity and Capital Resources."

    Foreign currency transaction losses, which result from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP, decreased from a loss of $.4 million in 1998 to a slight loss in 1999. This reduction in losses was primarily due to a smaller devaluation in the Mexican peso in the 1999 period than was incurred in the 1998 period.

    Operating results and loss on disposal of certain operations in 1999 present separately the operating results applicable to the disposed operations and the transaction losses on the disposals. In the 1999 period these disposed operations generated operating income of $.15 million and a one time $1.5 million loss from the write down of the carrying values to amounts received from the subsequent sales, as compared to 1998 period were operations had an immaterial loss. This increase in operating income was due primarily to improved California fruit prices in 1999 quarter.

    Income tax benefit of $.5 million was recorded in 1999 on a loss before income taxes of $3.4 million due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance for net operating losses generated in the U.S., thus no income tax benefits from U.S. operating losses are recognized.

    As a result of the foregoing, the Company reported net losses of $1.2 million in 1998 and $3.0 million in 1999.

Nine Months Ended September 30, 1998 and 1999

    Net sales consist of sales of packaged fruit and citrus juice and oils. Packaged fruit sales increased 14.8% from $37.2 million in 1998 to $42.7 million in 1999. This increase was primarily due to a 189% increase in sales to Japan from $2.8 million in 1998 to $8.1 million in 1999.

    Citrus juice and oil sales decreased 59.2% from $19.2 million in 1998 to $7.8 million in 1999. This decrease in juice and oil sales was largely the result of lower juice processing volume due to unfavorable raw material costs compounded by a general decline in the market price of frozen concentrate orange juice during the first half of 1999.

    As a result of the foregoing, net sales decreased 10.6% from $56.4 million in 1998 to $50.4 million in 1999 resulting from increased packaged fruit sales being more than offset by the decline in citrus juice and oil sales.

    Gross profit on packaged fruit sales decreased from 25.7% in 1998 to 18.4% in 1999. This decrease was primarily the result of the increased business to Japan which had to be processed towards the end of the orange season at significantly higher costs than projected and lower than expected pineapple production from the Company's pineapple project.

    Citrus juice and oil gross profit decreased from 24.2% in 1998 to 4.7% in 1999. This decrease was caused by unfavorable raw material costs as a result of a smaller orange crop in Mexico this growing season compounded by a decline in market prices for frozen concentrate orange juice.

    Overall, gross profit as a percentage of net sales declined from 25.2% in 1998 to 14.3% in 1999.

    Selling, general and administrative expenses increased from $10.7 million in 1998 to $11.6 million in 1999, or $.9 million. This increase is primarily due to the write-off in June 1999 of deferred costs of $.6 million associated with a trade name that became of limited value and increased professional fees associated with management's efforts to improve its business processes and internal controls.

    Interest expense, net decreased from $3.0 million in 1998 to $1.9 million in 1999. This decrease was primarily the result of decreased levels of debt, the netting of accrued interest from related party loans discussed in Note 3 and the capitalization of interest cost associated with the Company's lemon project of $.45 million. See "Liquidity and Capital Resources."

    Foreign currency transaction losses, which result from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP, increased from a loss of $.4 million in 1998 to a loss of $.7 million in 1999, or an increase of $.3 million. This increase was primarily due to the Mexican peso devaluing at a faster rate in the 1999 period than in the 1998 period.

    Operating results and loss on disposal of certain operations in 1999 present separately the operating results applicable to the disposed operations and transaction losses on the disposals. In the 1999 period these disposed operations generated operating losses of $ .13 million and a one time $ 1.5 million loss from the write down of the carrying values to amounts received from the subsequent sales, as compared to the 1998 period were operations had operating income of $.1 million. This decrease in operating income was due to higher fruit costs caused by the prior freeze damage sustained in the California citrus groves.

    Income tax expense of $.1 million was recorded in 1999 on a loss before income taxes of $8.5 million due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance for net operating losses generated in the U.S., thus no income tax benefits from U.S. operating losses are recognized.

    As a result of the foregoing, the Company reported net income of $.3 million in 1998 and a net loss of $8.4 million in 1999.

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

MARKET RISK FACTORS

    A significant portion of the Company's operations consists of processing and sales activities in foreign jurisdictions. The Company processes its products in the United States and Mexico and sells the products in those markets as well in the Canadian and European markets and Japan. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Mexican peso and the British pound.

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

DEPENDENCE UPON AVAILABILITY AND PRICE OF FRESH FRUIT

    The Company obtains a substantial amount of its raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of the Company's raw materials or otherwise adversely affect the Company's operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, cash and cash equivalents totaled $5.3 million, an increase of $1.0 million from year-end 1998. During 1999, operating activities utilized cash of $2.9 million primarily due to current operating losses.

    The Company's financing activities provided net cash of $5.0 million from the sale of common stock and $2.9 million from additional short-term borrowings under its existing lines of credit. On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M. In connection with the transaction, M & M surrendered options to acquire additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

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

    The status of the Lemon Project as of September 30, 1999 is as follows:


                                                                Hectares        Acres
                                                                --------        -----

        Land -
             Acquired                                               3,025        7,475
             Unpurchased or Subcontracted                             475        1,175
        Preparation and Planting -
             Prepared and planted                                   1,850        4,571
             Prepared but not planted                               1,000        2,471
             Acquired land to be prepared and planted                 175          432

        Expenditures -
            Total projected expenditures                   $18.5 million
            Incurred since inception                         8.5 million
            Remaining in 1999                                3.6 million
            Projected for year 2000 and beyond               6.4 million


    During 1999, UniMark utilized cash of $3.5 million in investing activities. Of this amount, $2.9 million was expended on property and equipment related to the Company's Lemon Project.

    The Company has existing loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $17.4 million. These agreements are as follows:
(i) a revolving credit agreement to provide up to $9.5 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the

Company's Mexican subsidiaries. At September 30, 1999 the Company had outstanding loan balances under the revolving credit agreements of $14.8 million.

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

    As of June 30, 1999 and September 30, 1999 the Company was not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly is in default of these agreements. The Company has received waivers of these defaults from the primary lender. Under terms of the waivers, the primary lender agreed to maintain the committed lines of $9.5 million and reduced its discretionary uncommitted lines to the Company's Mexican operations to $7.9 million, until March 1, 2000. In addition, at December 30, 1999 the interest rates associated with these lines will increase by 200 basis points and the Company agreed to pledge under the agreements one of the short-term notes associated with the sales discussed in Note 2 above. The primary lender also consented to the sales associated with the disposal of certain operations discussed in Note 2.

    Presently, the Company is in discussions with other financial institutions regarding replacement of part, or all, of its existing debt with the primary lender. In August 1999, the Company entered into an agreement with a Mexican bank to provide a $3.5 million credit line. In November 1999, the Company entered into a non-binding letter of intent with a Mexican investment trust for long-term financing at GISE of up to $5.0 million which is subject to normal due diligence and completion of documentation. This financing, if consummated, would represent an equity interest in GISE of approximately 17.5%. There can be no assurance that the Company will be able to find replacement financing or consummate the GISE transaction. As a result of the sales associated with the disposed operations, the Company will receive approximately $1.8 million of sale proceeds during the remainder of 1999 that will be used of operations.

    The Company's cash requirements for the remainder of 1999 and beyond will depend primarily upon the level of sales, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and scheduled reductions of debt. Management believes that it will not generate sufficient cash flow from operations until the year 2000 to service its debt obligations and capital expenditures. As a result, the Company is developing a restructuring plan to improve operating results and cash flow. The plan will include actions to increase short-term cash flow as well as a program to reorganize operations and improve operating efficiencies for the long-term. Current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 1999. The future success of the Company depends on its ability to obtain replacement credit facilities for some or all of its primary lender debt, obtain additional debt and raise additional equity through sale of unregistered securities. There can be no assurance that the Company's efforts to raise such additional financing will be successful, and under certain circumstance, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITES

                     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5.  OTHER INFORMATION

                     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         27   Financial Data Schedule

B.       Reports on Form 8-K

            On October 26, 1999 the Company filed a current report on Form 8-K announcing that on October 11,1999 the Company had sold all the issued and outstanding shares of capital stock of Les Produits Deli-Bon Inc., a Quebec corporation to Francois Gravil - Guy Picard ("Buyers"), in trust for the company to be owned and operated by the Buyers.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE UNIMARK GROUP, INC.
                                      -----------------------
                                             Registrant


  Date: November 12, 1999             /s/ Soren Bjorn
        -----------------             -----------------------------------------
                                      Soren Bjorn, President
                                      (Principal Executive Officer)


  Date: November 12, 1999             /s/ Charles A. Horne
        -----------------             -----------------------------------------
                                      Charles A. Horne, Chief Financial Officer
                                      (Principal Accounting Officer)

                                INDEX TO EXHIBITS



    EXHIBIT
     NUMBER        DESCRIPTION
    -------        -----------

      27           Financial Data Schedule
