Form 10-K405
period 1999-12-31
UNIMARK GROUP INC
filed 2000-04-20
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK (ONE)
       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of April 10, 2000 was $6,992,143. The number of shares of common stock outstanding as of April 10, 2000 was 13,938,326.

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

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation: dependence upon availability and price of fresh fruit; competition; dependence upon significant customers; uncertainty of new product development and market acceptance of new products; seasonality and quarterly fluctuations; risk related to product liability and recall; limited intellectual property protection; government regulation; dependence on key management; economic, political and social conditions in Mexico; exchange rate fluctuations and inflation; and labor relations and costs. These factors are listed under "Risk Factors" in the Company's prospectus dated June 14, 1996.


                                     PART I


ITEM 1. BUSINESS.


GENERAL

     The UniMark Group, Inc., a Texas corporation ("UniMark" or the "Company"), is a producer and marketer of Sunfresh(R) brand citrus and tropical fruit products. The Company conducts substantially all of its operations through its wholly owned operating subsidiaries. In Mexico, the Company's subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, the Company's subsidiaries include: UniMark Foods, Inc. ("UniMark Foods"), and UniMark International, Inc. ("UniMark International"). In the United Kingdom the Company's subsidiary is Flavorfresh, Limited. ("Flavorfresh"). The Company operates and competes in two distinct business segments: packaged fruit and juice & oil.

     The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of ICMOSA, a Mexican citrus and tropical fruit processor which commenced operations in 1974, with UniMark Foods, a company that marketed and distributed ICMOSA's products in the United States. The Company focuses on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages its products at five plants in Mexico. The Company's Mexican plants are strategically located in major fruit growing regions. The Company utilizes food brokers and distributors to market and distribute its packaged fruit products under the brand names SUNFRESH(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) and under various private labels to supermarket chains, foodservice distributors, wholesale clubs, specialty grocery stores and industrial users throughout the United States. In addition, the Company has developed and utilizes a unique processing method that separates cold-peeled citrus fruit into individual juice-containing "cell-sacs". These cell-sac products and other citrus products are sold to food and soft drink manufacturers in Japan to enhance the flavor and texture of fruit juices and desserts. Sales to the Company's Japanese consumers are facilitated through Japanese trading companies.

     Through its subsidiary GISE, UniMark is a major Mexican producer of citrus concentrate, oils and juices. GISE produces and exports citrus concentrates, oils and juices. While its primary product is frozen concentrate orange juice ("FCOJ"), GISE also produces single strength orange juice ("SSOJ") and grapefruit, tangerine, Persian lime and lemon products. The juice division operates three juice concentrate plants strategically located in the citrus growing region of Mexico close to the United States and the Mexican ports of Tampico and Veracruz. The plant locations offer cost-effective transportation and distribution and faster time to market. Collectively the plants have the capacity to process 1,200 metric tons of fruit per day, with 19 juice extractors and over 115,000 square feet of plant space. The Company's citrus concentrates and single strength citrus juices are sold directly to juice importers and distributors in North America, Europe and the Pacific Rim. In addition, GISE is developing, pursuant to a long-term supply contract with an affiliate of the Coca-Cola Company, 8,650 acres of lemon groves. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. Presently, the Company has acquired substantially all of the land for the project and has planted approximately 5,780 acres.

PACKAGED FRUIT SEGMENT

     UniMark's strategic objective is to become the leading vertically integrated grower, processor, marketer and distributor of niche fruit and other selected agricultural products. To achieve this objective, the key elements of UniMark's operating and acquisition strategies are as follows:

     Expand vertical integration of growing, processing, marketing and distribution operations: UniMark intends to continue its vertical integration strategy. UniMark believes that by vertically integrating its growing, processing, marketing and distribution operations, the Company can better control the availability, cost and quality of its products.

     Expand fruit growing operations in Mexico: To ensure the availability of the highest quality raw materials, UniMark intends to expand its fruit growing operations in Mexico, utilizing advanced agricultural practices. UniMark believes that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost effective manner.

     Capitalize on brand awareness and market penetration: In the retail market, UniMark intends to capitalize on the brand awareness and market penetration attained by its SUNFRESH(R) brand name products. Utilizing its Fruit Made Easy(R) concept, UniMark plans to expand its line of specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the increasingly health conscious consumer.

     Introduce New Packaged Fruit Products: UniMark believes that a significant opportunity exists for the introduction of new cut fruit products. In 2000, the Company plans to expand introduction of its frozen to fresh, which utilize the Company's cryogenic freezing technology.

UniMark's product development and commercialization efforts are subject to all of the risks inherent in the development of new products. Achieving market acceptance for the Company's new products will require substantial marketing efforts and the expenditure of significant funds. The Company's prospects will be significantly affected by its ability to commercialize its new products.

CURRENT PRODUCTS

     The Company's principal products are derived from citrus and tropical fruits. The Company has focused on applying its knowledge of fruit growing and processing with its international marketing and distribution capabilities to develop two key product categories. These categories include cut fruits and specialty food ingredients. The following is a description of each of these categories and their specific products:

     Packaged Fruits. Under the brand names of SUNFRESH(R), Fruits of Four Seasons(R), Flavor Fresh(TM) and various private labels, UniMark markets:

          Chilled fruit. The chilled fruit line includes mango slices, grapefruit segments, orange segments, pineapple chunks, sliced papaya and a variety of fruit salads. These products are packed for retail, wholesale club and food service customers.

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

MARKETING, SALES AND DISTRIBUTION

     Marketing. UniMark's marketing department develops brand strategies for the Company's products, including product development, pricing strategy, consumer and trade promotion, advertising, publicity and package design. This department's responsibilities includes determining the allocation of resources between consumer and trade spending programs, pricing and profitability analysis, as well as product and packaging designs.

     In the retail and wholesale club markets, the Company's primary focus has been on the chilled and canned fruit categories. UniMark intends to capitalize and strengthen the brand awareness and market penetration attained by its SUNFRESH(R) brand in the United States. Under its "Fruit Made Easy(R)" slogan, UniMark's marketing strategy includes continued expansion of its comprehensive line of brand name specialty chilled, frozen and canned "ready-to-eat" pre-cut fruit that offers the benefits of healthy, low-fat foods with a multitude of vitamins to the health conscious consumer. The Company's marketing objectives include increasing "impulse buying" of its retail products by building greater product visibility through "eye-catching" package designs, innovative rack systems and trial package promotions. In addition, the Company utilizes trade promotions, such as quarterly price allowances to generate "feature promotion activity" for its products. The SUNFRESH(R) product line also receives advertising support in trade publications and national food shows throughout the year.

     In the foodservice arena, the focus is on securing market leadership in the chilled fruit category, primarily through private label programs with major foodservice distributors, and a branded approach utilizing the Fruits of Four Seasons(R) label. Marketing efforts in these channels are directed toward trade usage programs and yearly trade rebates.

     Sales. UniMark's sales organization consists of three sales management teams primarily focusing on the management of independent food brokers or international representatives that directly interface with the customer. These sales teams are: retail, foodservice and export sales.

     The retail team is led by a sales manager and consists of four regional managers, each with geographic responsibility for approximately 25 percent of the United States. The Company's exports are directed by an export sales manager located in Mexico City, who deals with agents primarily from Japanese trading companies. In addition, the Company's senior executives handle relationships with the Company's Japanese customers. The foodservice team is guided by a sales manager and an assistant.

     The following table shows, for the last three years, the amount and percentage of net sales contributed by the various distribution channels for the Company's packaged fruit products:


                                           YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                                 1997                1998                  1999
                          -----------------    -----------------    -----------------
                            NET                  NET                  NET
                           SALES    PERCENT     SALES    PERCENT     SALES    PERCENT
                          -------   -------    -------   -------    -------   -------
                                             (DOLLARS IN THOUSANDS)
Packaged Fruit:
  Retail ..............   $23,207      44.8%   $26,181      52.2%   $25,606      47.4%
  Japan ...............     3,393       6.6      4,144       8.3      9,633      17.8
  Wholesale club ......    10,003      19.3      6,235      12.4      7,609      14.1
  Food service ........    12,631      24.4      8,496      17.0      7,431      13.7
  Industrial and other      2,514       4.9      5,084      10.1      3,791       7.0
                          -------   -------    -------   -------    -------   -------
          Total .......   $51,748     100.0%   $50,140     100.0%   $54,070     100.0%
                          =======   =======    =======   =======    =======   =======

     Retail sales. UniMark markets its products to more than 200 regional and national supermarket chains and wholesalers throughout the United States. In conjunction with its own national sales force, UniMark utilizes over 50 independent food brokers and distributors to sell its products.

     Japanese sales. UniMark exports a line of pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, the Company maintains direct relationships with its industrial customers.

     Wholesale club sales. UniMark sells products directly to wholesale clubs throughout the United States.

     Food service sales. Sales to the United States government, fast food chains, restaurants, hospitals and other food service customers are made either directly to or through food service distributors by the Company's foodservice sales force. The Company is represented by more than 30 food service brokers.

     Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. UniMark utilizes independent food brokers to sell its products to industrial users in the United States.

     Distribution. UniMark operates its own trucking fleet to transport finished packaged fruit products from its Mexican processing facilities to its distribution center in McAllen, Texas. From there, deliveries are made through an arrangement the Company has with England Logistics, Inc. ("England"), a division of C.R. England & Sons of Salt Lake City, Utah. Products exported to Europe and Japan are shipped directly from Mexico.

PROCUREMENT

     Currently, a substantial quantity of the fruit processed by the Company is purchased from third parties. However, the Company's Mexican grapefruit growing operations supply a significant amount of the Company's grapefruit demand. In addition, the Company purchases grapefruit from growers in the Texas Rio Grande Valley for processing at its ICMOSA plant. Substantially all of the mangos, oranges and melons used in the Company's operations are purchased from third-party growers throughout Mexico.

UniMark has a significant pineapple project which UniMark intends to maintain at a level where the Company has sufficient supply for its own processing needs.

PROCESSING

     Upon arrival at the Company's processing plants, fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing the Company's IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged in plastic bags or trays. The ICMOSA plant is the Company's main plant and serves as the hub for the Company's other Mexican processing plants, which primarily produce semi-processed products. At the ICMOSA plant, products are labeled and packaged for final shipment. The Company cans fruit at its Montemorelos and Puebla plants.

JUICE & OIL SEGMENT

STRATEGY

     GISE's strategy includes: (1) reduce operating costs through optimization of plant capacities, (2) expand relationships with key customers and (3) increase sales to European and Mexican markets.

     Reduce operating costs through optimization of plant capacities: To optimize its plant capacities, GISE is focusing its efforts on finding fruit other than oranges to process, e.g. lemon, lime, apple, and grapefruit. A substantial component of this strategy is the execution of its long-term agreements to grow, supply and process Italian lemons for an affiliate of the Coca-Cola Company. Since lemons are harvested and processed during the orange "off-season" (September through November) the Company should be able to operate its facilities near full capacity throughout most of the year. The Company believes that this will allow the Company to allocate its fixed operating cost over a greater production volume, which should afford the Company with a competitive cost advantage for its primary orange production.

     Expand relationship with key customers: Over the years, GISE has been able to expand its supply relationship with existing key customers. Management believes that it will be able to further expand these relationships by supplying existing customers with additional products.

     Increase sales to European and Mexican markets: The Company's goal is to expand its position as a leading exporter of high quality Mexican citrus juices to the European market. The Company believes the success of this strategy has been enhanced by the forthcoming free trade agreement between Mexico and the European Union, known as "EUMEXFTA", which is expected to go into effect July 1, 2000. This agreement will result in lower duty for the Company's products sold in the European Union. Also, management believes that the improving economy in Mexico should lead to increased demand for the Company's juice products in Mexico. Furthermore, management believes the Company is well positioned to take advantage of such an opportunity.

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

MARKETING, SALES AND DISTRIBUTION

     Most of GISE's production is sold to industrial users and bottlers of juice. Mexican orange juice is often used for blending with juice from other locations. The Mexican juice is frequently used to enhance the flavor and color of the final product. GISE transports finished product in tankers or drums by common carrier to North American customers. Products to overseas customers are shipped directly in ocean freight containers. Juice and oil sales for the years ended December 31, 1997, 1998 and 1999 were $13.7, $22.2 and $12.2 million, respectively.

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

EMPLOYEES

     As of December 31, 1999, UniMark employed approximately 2,400 employees in its packaged fruit operations and approximately 700 in its juice and oil operations, most of whom were located in Mexico. In Mexico, labor relations are governed by separate collective labor agreements between UniMark and the unions representing the particular group of employees. All of UniMark's employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while other terms are negotiated every two years.

     In the United States, UniMark's employees are not covered by collective bargaining agreements. UniMark believes that its relations with all of its employees are good.

COMPETITION

     The food industry, including each of the markets in which the Company competes, is highly competitive with respect to price and quality (including taste, texture, healthfulness and nutritional value). The Company faces direct competition from citrus processors with respect to its existing product lines and faces potential competition from numerous, well established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company, including Del Monte Foods Company (NYSE symbol:
"DLM"). The Company's fruit juice products compete broadly with all beverages available to consumers. In addition, the food industry is characterized by frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies have introduced products positioned to capitalize on growing consumer preference for fresh fruit products. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences.

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

GOVERNMENT REGULATION

     The manufacturing, processing, packing, storage, distribution and labeling of food and juice products are subject to extensive regulations enforced by, among others, the FDA and state, local and foreign equivalents thereof and to inspection by the United States Department of Agriculture and other federal, state, local and foreign agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. The Company believes that its products satisfy, and its new products will satisfy, all applicable regulations and that all of the ingredients used in its products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. The Company, on a daily basis, tests its products at its internal laboratories and, from time to time, submits samples of its products to independent laboratories for analysis. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the Company.

PRODUCT LIABILITY AND PRODUCT RECALL

     The testing, marketing, distribution and sale of food and beverage products entails an inherent risk of product liability and product recall. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. Although the Company maintains product liability insurance coverage in the amount of $11,000,000 per occurrence, there can be no assurance that this level of coverage is adequate. A product recall or a partially or completely uninsured judgment against the Company could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY RIGHTS

     The Company regards its trademarks, trade dress, trade secrets and similar intellectual property as important to its success. The Company has been issued a registered trademark for its SUNFRESH(R), Fruits of Four Seasons(R), and Fruit Made Easy(R) trademarks. The Company also utilizes the Flavor Fresh(TM) tradename.


ITEM 2. PROPERTIES.

GROWING OPERATIONS

     To ensure the availability of the highest quality raw materials, UniMark intends to expand its fruit growing operations in Mexico, utilizing advanced agricultural practices. UniMark believes that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost effective manner. Presently, a large portion of the Company's raw materials are provided by growers under various arrangements, including operating agreements and individual fixed price contracts to purchase entire production. The following table sets forth the Company's various agricultural projects:

                                                                                             PROPERTY
            NAME                      LOCATION           ACREAGE              CROP           INTEREST
  -----------------------       -------------------     ---------      -----------------     ---------
  Loma Bonita Grove...........  Loma Bonita,            190 acres      White grapefruit      Leased
                                Oaxaca, Mexico
  Las Varas Grove (1).........  Loma Bonita, Oaxaca,    642 acres      Pink grapefruit,      Leased
                                Mexico                                 pineapple, hearts
                                                                       of palm.
  Villa Azueta I Grove (2)....  Villa Azueta,           84 acres       Pineapple growing     Leased
                                Veracruz, Mexico                       and packing.
  Villa Azueta II Grove.......  Villa Azueta,           610 acres      Pineapple             Owned
                                Veracruz, Mexico
  Azteca Grove (3)............  Montemorelos, Nuevo     144 acres      White and Rio Red     Leased
                                Leon, Mexico                           Grapefruit
  Las Tunas Grove.............  Isla,                   120 acres      White and pink        Leased
                                Veracruz, Mexico                       Grapefruit
  Laborcitas Grove............  Cd. Victoria,           252 acres      Oranges and           Owned
                                Tamaulipas, Mexico                     Italian lemons
  El Milagro Grove ...........  Cd. Victoria,           123 acres      Italian lemons        Owned
                                Tamaulipas, Mexico
  Paraiso Grove ..............  Cd. Victoria,           336 acres      Italian lemons        Owned
                                Tamaulipas, Mexico
  El Cielo Grove .............  Gomez Farias,           1,767 acres    Italian lemons        Owned
                                Tamaulipas, Mexico
  Flor De Maria Grove.........  Cd. Valles, San Luis    5,169 acres    Italian lemons        Owned
                                Potosi, Mexico
  La Estrella Grove...........  Cd. Victoria,           188 acres      Italian lemons        Owned
                                Tamaulipas, Mexico

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

FACILITIES

     The Company's principal processing facilities are described below:

                                                                                   APPROXIMATE
                                                                                    NUMBER OF
                                                                   APPROXIMATE      EMPLOYEES
                                                                      SQUARE     (AS OF MARCH 1,
           NAME                             LOCATION                 FOOTAGE          2000)        INTEREST
    --------------------                    --------               -----------   ---------------   --------
PACKAGED FRUIT OPERATIONS
ICMOSA Plant ................   Montemorelos, Nuevo Leon, Mexico      80,000              856      Owned (1)
IHMSA Plant..................   Montemorelos, Nuevo Leon, Mexico      40,000              354      Leased (2)
Azteca Plant.................   Montemorelos, Nuevo Leon, Mexico      50,000              402      Leased (3)
Puebla Plant.................   Tlatlauquipec, Puebla, Mexico         50,000              399      Owned
Isla Plant (6)...............   Isla, Veracruz, Mexico                32,000              195      Leased
San Rafael Plant (5).........   San Rafael, Veracruz, Mexico          28,500               --      Leased
Zamora Plant (4).............   Zamora, Michoacan, Mexico             41,000               --      Leased
Flavor Fresh Plant (4).......   Lawrence, Massachusetts               60,000               --      Leased

JUICE AND OIL OPERATIONS
Victoria Juice Plant.........   Cd. Victoria, Tamaulipas, Mexico      65,700              170      Owned (1)
Frutalamo Juice Plant........   Alamo, Veracruz, Mexico               27,700               97      Leased (7)
Veracruz Juice Plant.........   Poza Rica, Veracruz, Mexico           22,900               90      Owned

----------------

(1) This property is subject to individual mortgages with the real estate as collateral.

(2) The agreement pursuant to which this facility is leased, grants the Company the option to purchase the facility prior to the expiration of such agreement at a purchase price of $4.5 million.

(3) The agreement pursuant to which this facility is leased, grants the Company the option to purchase the facility prior to the expiration of such agreement at its then fair market value.

(4)  These plants are idle and are being sub-leased.

(5)  This plant is idle and is being offered for sub-lease.

(6) This facility is scheduled to be temporarily closed for a period of 8-10 months beginning in April 2000.

(7) The Company has entered into a letter of intent to exercise an option to acquire the entity that owns this facility.

     The Company's other supporting facilities are described below:

     In addition to the properties described above, the Company maintains its corporate headquarters in Bartonville, Texas, a distribution center in McAllen, Texas, and a lodging/conference facility in Cd. Victoria, Tamaulipas, Mexico.

     Corporate headquarters: UniMark leases approximately 13,000 square feet of office space for its corporate headquarters in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport). As of March 1, 2000, UniMark employed 20 people at this facility.

     McAllen distribution center: The Company's refrigerated distribution center in McAllen, Texas (on the Texas/Mexico border) consists of approximately 110,000 square feet and is fully utilized. As of March 1, 2000, 19 people were employed at this company-owned facility.

     The GISE conference facility: The Company owns a "hacienda" which has been declared a historic landmark. This lodging facility is located near GISE's plant in Cd. Victoria, Tamaulipas, Mexico, occupies approximately 90,000 square feet and is situated on approximately 10 acres. The Company utilizes this facility, in part, as a conference center.


ITEM 3. LEGAL PROCEEDINGS.

     From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business or otherwise the outcome of which is not expected to have a materially adverse affect on the Company's results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Shareholders held on July 6, 1999, the shareholders of the Company approved or elected 1) an amendment to the Company's articles of Incorporation to change the Company name to "Sunfresh, Inc.", 2) the proposed ten member Board of Directors, 3) the Company's 1999 Stock Option Plan, and 4) Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31,1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is quoted on the NASDAQ National Market under the symbol "UNMG". The following table sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market.

                                                                   HIGH         LOW
                                                                   ----         ---
Year ended December 31, 1998:
    First Quarter.......................................         $5.375      $3.438
    Second Quarter......................................          6.625       3.875
    Third Quarter.......................................          4.375       2.000
    Fourth Quarter......................................          3.250       1.875
Year ended December 31, 1999:
    First Quarter.......................................          2.688       2.188
    Second Quarter......................................          3.688       2.688
    Third Quarter.......................................          3.000       1.000
    Fourth Quarter......................................          1.875       1.188

----------

     The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. On April 10, 2000, the last reported sale price for the Common Stock on the NASDAQ National Market was $1.00. As of April 10, 2000 there were 122 shareholders of record of the Common Stock and approximately 2,000 beneficial shareholders.

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


ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected historical consolidated financial data has been derived from the historical consolidated financial statements of the Company and in the case of the fiscal years ended December 31, 1997, 1998 and 1999 should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                          YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                              1995     1996 (1)      1997        1998        1999
                                            --------   --------    --------    --------    --------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales ...............................   $ 36,866   $ 53,602    $ 65,427    $ 72,311    $ 66,223
Gross profit ............................     12,674     13,669      13,404      16,148       7,630
Income (loss) from operations ...........      4,251      1,295      (5,605)      1,758      (9,167)
Operating results of certain operations
disposed of during 1999 (2):
   Operating income (loss) ..............         --       (510)       (479)        122        (127)
   Loss on disposal of operations .......         --         --          --          --      (1,517)
Extraordinary gain ......................         --        330         139          --          --
Net income (loss) .......................      2,947        543      (9,680)     (2,965)    (12,996)
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain   $   0.57   $   0.03    $  (1.15)   $  (0.29)   $  (0.97)
  Extraordinary gain ....................         --       0.04        0.02          --          --
                                            --------   --------    --------    --------    --------
  Net income (loss) .....................   $   0.57   $   0.07    $  (1.13)   $  (0.29)   $  (0.97)
                                            ========   ========    ========    ========    ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain   $   0.53   $   0.03    $  (1.15)   $  (0.29)   $  (0.97)
  Extraordinary gain ....................         --       0.04        0.02          --          --
                                            --------   --------    --------    --------    --------

  Net income (loss) .....................   $   0.53   $   0.07    $  (1.13)   $  (0.29)   $  (0.97)
                                            ========   ========    ========    ========    ========
Shares used in per share calculations:
    Basic ...............................      5,213      7,450       8,590      10,131      13,462
    Diluted .............................      5,571      7,796       8,590      10,131      13,462

Total assets ............................   $ 26,498   $ 76,683    $ 94,616    $ 93,513    $ 82,352
Long-term debt ..........................        699      4,332       8,626       7,833       6,207
Stockholders' equity ....................     14,978     47,800      38,252      48,712      40,691

-------------------

(1) Includes the results of operations of GISE and Simply Fresh since April 1, 1996, and Deli-Bon since January 3, 1996, the effective dates of these acquisitions.

(2) Includes the operating results of Simply Fresh and Deli-Bon, which were disposed of during 1999, which is more fully discussed in Notes 1 and 2 to the consolidated statements.


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

CONVERSION TO U.S. GAAP

     The Company conducts substantially all of its operations through its wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants, as well as managing the Company's Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. ICMOSA's and GISE's financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars. Flavorfresh Limited maintains its accounting records in British pounds sterling and in accordance with United Kingdom generally accepted accounting principles and is subject to United Kingdom income tax laws.

     Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data, after reflecting 1) the disposition of certain operations disposed of during 1999 and
2) the reclassifications of customer discounts and allowances and freight expenses (which are more fully discussed in Notes 1 and 2 to the consolidated statements), expressed as a percentage of net sales for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                          1997      1998      1999
                                                          -----     -----     -----
Net sales .............................................   100.0%    100.0%    100.0%
Cost of products sold .................................    79.5      77.7      88.5
                                                          -----     -----     -----
Gross profit ..........................................    20.5      22.3      11.5
Selling, general and administrative expenses ..........    29.1      19.9      25.4
                                                          -----     -----     -----
Income (loss) from operations .........................    (8.6)      2.4     (13.9)
Other income (expense):
  Interest expense ....................................    (4.9)     (5.7)     (4.5)
  Interest income .....................................     0.7       0.2       0.5
  Foreign currency translation loss ...................    (1.4)     (0.1)     (1.4)
                                                          -----     -----     -----
Loss before disposal of certain operations, income
  taxes and extraordinary gain: .......................   (14.2)     (3.2)    (19.3)
Operating results of certain operations disposed of
  during 1999:
        Operating income (loss) .......................    (0.8)      0.2      (0.2)
        Loss on disposal of operations ................      --        --      (2.3)
                                                          -----     -----     -----
Loss before income taxes and extraordinary gain .......   (15.0)     (3.0)    (21.8)
Income tax expense (benefit) ..........................      --       1.1      (2.2)
Extraordinary gain, net of applicable income taxes ....     0.2        --        --
                                                          -----     -----     -----
Net loss ..............................................   (14.8)%    (4.1)%   (19.6)%
                                                          =====     =====     =====

Years Ended December 31, 1998 and 1999

     Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales increased 8.0% from $50.1 million in 1998 to $54.1 million in 1999. This increase was primarily due to a 132.5% increase in sales to Japan from $4.1 million in 1998 to $9.6 million in 1999. Packaged fruit retail sales decreased 2.2% from $26.2 million in 1998 to $25.6 million in 1999 and food service sales decreased by 12.9% from $8.5 million in 1998 to $7.4 million in 1999. Both of these decreases were impacted by reduced product lines and product offerings in 1999. Industrial and other sales decreased 25.5% from $5.1 million in 1998 to $3.8 million in 1999. This decrease was caused by reduced sales for fresh pineapple in 1999.

     Citrus juice and oil sales decreased 45.0% from $22.2 million in 1998 to $12.2 million in 1999. This decrease in juice and oil sales resulted principally from lower juice processing volume due to unfavorable raw material costs and a general decline in the market prices of frozen concentrate orange juice. This market decline was brought on by a decline in futures related pricing for concentrate orange juice caused by worldwide inventory levels and the anticipation of larger crops in Brazil and Florida during the 1999/2000 season.

     As a result of the foregoing, net sales decreased 8.4% from $72.3 million in 1998 to $66.2 million in 1999 due to the increase in packaged fruit sales being more than offset by the decline in citrus juice and oil sales.

     Gross profit on packaged fruit sales decreased from 22.3% in 1998 to 14.7% in 1999. This decrease was primarily the result of increased business to Japan, which had to be processed towards the end of the orange season at substantially higher costs than anticipated, inventory write downs associated with discontinued products and continued agricultural problems associated with the Company's pineapple growing operations, which resulted in 1999 write-offs of deferred growing costs of approximately $1.8 million and current year Mexican inflation and a peso revaluation which significantly increased raw material and production costs in United States dollar terms.

     Citrus fruit and oil gross profit decreased from 22.8% in 1998 to (2.5)% in 1999. This segments 1999 results were negatively impacted by increased production costs at GISE's three processing plants and unfavorable raw material costs as a result of a smaller orange crop in Mexico in the 1999 growing season compounded by the decline in market prices for frozen concentrate orange juice.

     Selling, general and administrative expense ("SG&A") increased from $14.4 million in 1998 to $16.8 million in 1999, or $2.4 million. This increase in SG&A was primarily due to costs associated with management's efforts to improve its business processes and internal controls, which increased professional and outside consulting fees, the write-off of deferred costs associated with a trade name that became of limited value and the write-off of fixed assets no longer used in the Company's manufacturing processes, primarily those associated with the Company's Fruit Jelite product line which was discontinued in 1999.

     Interest expense decreased from 5.7% of net sales in 1998 to 4.5% in 1999. Actual interest expense decreased from $4.1 million in 1998 to $3.0 million in 1999. This decrease was primarily the result of decreased levels of debt during 1999 and the capitalization of interest costs associated with the Company's lemon project of $0.6 million.

     Interest income increased from $0.1 million in 1998 to $0.3 million in 1999 primarily from the temporary cash investment of excess cash balances.

     Foreign currency translation losses, which result from the conversion of the Company's foreign subsidiaries financial statements to U.S. GAAP, increased from a loss of $0.1 million in 1998 to a loss of $0.9 million in 1999, or an increase of $0.8 million. This increase was due to translation losses on local currency denominated net monetary assets in Mexico.

     Operating results and loss on disposal of certain operations in 1999 present separately the operating results applicable to the disposed operations and transaction losses on the disposals. In 1999, these disposed operations generated operating losses of $0.13 million and a one time charge of $1.5 million from disposal, as compared to 1998 when operations resulted in operating income of $0.1 million.

     Income tax benefit of $1.5 million was recorded in 1999 on a loss before income taxes of $14.5 million. This tax benefit is less than the expected benefit at statutory rates due primarily to permanent differences between book income or loss reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance for net operating losses generated in the U.S., and accordingly, no income tax benefits from U.S. operating losses are recognized.

     As a result of the foregoing, the Company reported net losses of $3.0 million in 1998 and $13.0 million in 1999.

Years Ended December 31, 1997 and 1998

     Net sales increased 10.5% from $65.4 million in 1997 to $72.3 million in 1998. This increase was primarily due to increases in citrus juice and oil sales as well as packaged fruit retail sales. Citrus juice and oil sales increased 62% from $13.7 million in 1997 to $22.2 million in 1998. This increase was primarily the result of a relative large orange crop and comparatively favorable market conditions for "frozen concentrate orange juice". These favorable market conditions reversed in the fourth quarter of 1998.

     Packaged fruit retail sales increased 12.8% from $23.2 million in 1997 to $26.2 million in 1998. This increase was the result of new distribution of the Company's canned fruit and fresh-cut fruit product lines. The Company also saw an increase in sales to Japan and other industrial customers. Japanese sales increased 20.6% from $3.4 million in 1997 to $4.1 million in 1998. Industrial and other sales increased 102.2% from $2.5 million in 1997 to $5.2 million in 1998. These sales are primarily comprised of bulk IQF products and fresh pineapple.

     The sales increase was negatively impacted by declining sales in the Company's food service and wholesale club businesses. Food service sales declined 32.7% from $12.6 million in 1997 to $8.5 in 1998. This decline can be attributed to the Company's closing of its Lawrence, MA plant and distribution facility in the fourth quarter of 1997. The wholesale club business declined 37.7% from $10.0 million in 1997 to $6.2 million in 1998. The decline was the result of discontinuing production of the Company's avocado products in the first quarter of 1998. The Company also lost significant distribution of its chilled fruit products to a competitor.

     While the Company's overall retail sales increased in 1998, the Company did experience significant competitive pressures as a competitor entered the category with a new line of similar products accompanied with substantial promotional campaigns. This resulted in smaller than anticipated growth for the Company's chilled fruit category.

     Gross profit as a percentage of net sales increased from 20.5% in 1997 to 22.3% in 1998. The increase can be attributed to the prior years inflation in Mexico, which significantly increased the Company's cost of production. The gross profits were negatively impacted by the relative increase in citrus juice and oil sales as compared to packaged fruit sales, since citrus juice and oil sales generally yield lower margins.

     Gross profit on packaged fruit sales decreased from 22.3% in 1997 to 22.1% in 1998. This decrease was primarily the result of higher than anticipated fruit cost resulting from the aftermath of the recent El Nino weather pattern and crop failures in the Company's pineapple project. At December 31, 1998, the Company wrote-off $1.3 million as a result of crop failures in the Company's pineapple project.

     Gross profit on citrus juice and oils increased from 13.5% in 1997 to 22.8% in 1998 primarily as a result of lower product cost due to increased production volume and improved market prices. Gross profit for the citrus juice and oil segment is anticipated to be significantly lower in 1999 as a result of higher fruit prices resulting from a smaller crop and unfavorable market conditions.

     Selling, general and administrative expenses ("SG&A") as a percentage of net sales decreased from 29.1% in 1997 to 19.9% in 1998. Actual SG&A expenses decreased 24.3% from $19.0 million in 1997 to $14.4 million in 1998. This decrease is partly the result of the relative increase in citrus juice and oil sales that do not require significant sales and marketing expenditures. It is also the result of cost savings realized from the Company's reorganization of its packaged fruit operations and the overall increase in sales volume. SG&A expenses in 1998 were negatively impacted by a charge of $540,000 to write-off certain capital improvements and other capitalized costs, primarily related to closed plant facilities.

     Interest expense increased from 4.9% of net sales in 1997 to 5.7% in 1998. Actual interest expense increased from $3.2 million in 1997 to $4.1 million in 1998. This increase was primarily the result of increased levels of debt maintained to support capital expenditures and increased cost of funds from the Company's primary lender.

     Interest income of $432,000 in 1997 and $133,000 in 1998 was earned primarily from the temporary cash investment of excess cash balances.

     A foreign currency translation loss which results from the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP, decreased from a loss of $0.9 million in 1997 to a loss of

$0.1 million in 1998. This reduction in losses was primarily due to a smaller devaluation in the Mexican peso in the 1998 period than was incurred in the 1997 period.

     Operating results of certain operations in 1998 present separately the operating results applicable to the disposed operations. In 1998, these disposed operations generated operating income of $0.1 million, as compared to losses of $0.5 million in 1997.

     As a result of the foregoing, the Company reported net losses of $9.7 million in 1997 and $3.0 million in 1998.

STATUTORY EMPLOYEE PROFIT SHARING

     All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income on a consolidated basis as shown in the consolidated financial statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing. Provisions for Mexican employee profit sharing expense were $406,000, $176,000 and $-0- in 1997, 1998 and 1999, respectively.

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

MARKET RISK FACTORS

     A significant portion of the Company's operations consists of processing and sales activities in foreign jurisdictions. The Company processes its products in the United States and Mexico and sells the products in those markets as well as European markets and Japan. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Mexican peso, British pound and the Japanese yen.

     When the U.S. dollar strengthens against these foreign currencies, the value of nonfunctional currency sales decreases. When the U.S. dollar weakens, the functional currency amount of sales increases. Overall, the Company is a net payer of currencies other than the U.S. dollar and, as such, benefits from a stronger dollar.

     The Company procures and processes substantially all of its products in Mexico for export to the United States, Europe and Japan. The cost of citrus procured in Mexico generally reflects the spot market price for citrus in the United States and all of UniMark's export sales from Mexico are denominated in U.S. dollars. As such, UniMark does not anticipate sales revenues and raw material expenses to be materially affected by changes in the valuation of the Mexican peso. Labor and certain other processing costs are Mexican peso denominated and, consequently, these costs are impacted by fluctuations in the value of the Mexican peso relative to the U.S. dollar.

     The Company's juice and oil segment primarily produces and sells frozen concentrate orange juice. The price at which the Company is able to sell this product is generally determined by reference to the commodity futures market price, over which the Company has no control.

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                            Estimated
                                                                                          There-            Fair Value
                                2000       2001        2002       2003         2004       after      Total   12/31/99
                                ----       ----        ----       ----         ----       ------     -----   --------
Long-term debt, including
   current portion
     Fixed rate              $    477    $    401    $    195    $    229    $    233    $     --    $1,535   $1,535
     Average interest rate       11.3%       12.3%       16.8%       17.1%       17.9%

     Variable rate           $    421    $    416    $  3,045    $     95    $    104    $  1,489    $5,570   $5,570
     Average interest rate       12.0%       11.4%       10.2%        9.5%        9.5%        9.5%

     The Company does not have a significant exposure to foreign currency denominated debt obligations. At December 31, 1999, all long-term debt is U.S. dollar denominated except for $832,000 that is Mexican peso denominated.

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

SEASONALITY

     Demand for UniMark's citrus and tropical fruit products is strongest during the fall, winter and spring when many seasonal fresh products are not readily available for sales in supermarkets in North America. In addition, a substantial portion of UniMark's exports to Japan are processed and shipped during the first and fourth quarters each year. Management believes UniMark's quarterly net sales will continue to be impacted by this pattern of seasonality.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $50,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, cash and cash equivalents totaled $4.1 million, a $0.1 million decrease from year-end 1998. During 1999, operating activities used cash of $1.1 million to fund operations.

     The Company's investing activities for 1999 resulted in a net utilization of cash of $2.5 million. The Company's net use of cash in 1999 was due to expenditures of $6.0 million for property and equipment offset by $3.5 million of net proceeds from the sale of assets and businesses in 1999.

     The Company's financing activities provided net cash of $5.0 million from the sale of common stock. Cash was utilized to reduce net long-term debt by $1.5 million.

     On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M Nominee L.L.C. ("M&M"). In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

     The Company has existing loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $15.9 million at December 31, 1999. These agreements are as follows: (i) a revolving credit agreement to provide up to $9.5 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At December 31, 1999, the Company had outstanding loan balances under the revolving credit agreements of $11.1 million. Subsequent to December 31, 1999, the U.S. revolving credit agreement was reduced to $8.0 million. Effective January 1, 2000, the interest rates associated with these lines increased by 200 basis points.

     These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank.

     As of December 31, 1999, the Company was not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly, was in default of these agreements. The Company has received waivers of these defaults from the primary lender. In addition, the primary lender has committed to extend the maturity date of the agreements to January 1, 2001 and make certain modifications and amendments to the agreements covenants and conditions. The amendment to the covenants will eliminate the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also requires the Company to obtain at least $2.5 million in new equity by July 1, 2000, increases the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas.

     In recent years, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. Although these revolving credit facilities with Rabobank Nederland are being extended until January 1, 2001, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities or that such loans will not be called in the event of default due to noncompliance with the loan covenants during the year 2000. Presently, the Company is in discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities could have a material adverse effect on the Company and its ability to continue as a going concern.

     In December, 1996, the Company entered into a deposit, operation and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of the Frutalamo juice processing plant. Pursuant to the terms of the agreement, the Company has paid a non-refundable deposit of $1.9 million for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. The agreement also required the Company to pay a contractual penalty of $1.0 million to the owners of Frutalamo in the event a purchase of the shares is not completed. The Company has subsequently entered into a letter of intent to purchase the shares which applies the previous deposits paid to Frutalamo as the down payment and waives the contractual penalty of $1.0 million.

     In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. The status of the Lemon Project as of December 31, 1999 is as follows:

                                                        Hectares          Acres
                                                        --------          -----
 Land -
     Acquired                                              3,032          7,489
     Unpurchased or subcontracted                            468          1,156
 Preparation and Planting -
     Prepared and planted                                  2,340          5,780
     Prepared but not planted                                460          1,136
     Acquired land to be prepared and planted                232            573

 Expenditures -
     Total projected expenditures                     $18.5 million
     Incurred since inception                          10.5 million
     Projected for year 2000 and beyond                 8.0 million

     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At December 31, 1999 amounts due from IHMSA of $1,602,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to its purchase option, which is expected to occur during 2000. The failure or inability of the Company to exercise its purchase option could have a material adverse affect on the Company.

     The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, the Company is in discussions with other financial institutions regarding further extending or replacing its existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities could have a material adverse effect on the Company. UniMark believes that anticipated revenue from operations, the Commitment described below and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.

     On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional lemon project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this agreement will be classified outside equity due to mandatory redemption provisions.

     The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. The Agreement also contains, among other, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

     On April 17, 2000, the Company entered into a Stand-by Funding Commitment (the "Commitment") with its largest shareholder (the "Shareholder") to sell, at the Company's option, on or before July 1, 2001, a $2.5 million 12% Convertible Subordinated Debenture (the "Debenture") subject to certain terms and conditions. The Shareholder, upon purchase, has the option at anytime during the a five year period to convert the Debenture into Company common stock at 75% of the average closing prices for the Company's common stock over a thirty-day period prior to exercise. The Commitment will terminate upon completion of specified future financial transactions by the Company.

     New Accounting Pronouncement: In June 1998, Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for all quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing the requirements of FAS 133 and assessing the impact on its consolidated financial statements


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
    Report of Independent Auditors...............................................................      23

    Consolidated Balance Sheets as of December 31, 1998 and 1999.................................      24

    Consolidated Statements of Operations for the Years Ended
        December 31, 1997, 1998 and 1999.........................................................      25

    Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 1997, 1998 and 1999.........................................................      26

    Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1998 and 1999.........................................................      27

    Notes to Consolidated Financial Statements...................................................      28

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

    We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              ERNST & YOUNG LLP
Dallas, Texas
April 19, 2000

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                            1998           1999
                                                                         -----------    -----------
                                            ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $     4,247    $     4,068
  Accounts receivable -- trade, net of allowance of $657 in
     1998 and $378 in 1999 ...........................................         9,270          7,273
  Accounts receivable - other ........................................           731            478
  Notes receivable ...................................................            --            762
  Inventories ........................................................        22,320         15,521
  Income and value added taxes receivable ............................         1,560          1,478
  Prepaid expenses ...................................................         1,315          1,011
                                                                         -----------    -----------
          Total current assets .......................................        39,443         30,591
Property, plant and equipment, net ...................................        41,347         41,387
Deferred income taxes ................................................         1,365          2,788
Goodwill, net ........................................................         6,425          2,958
Identifiable intangible assets .......................................         1,535            166
Due from related parties .............................................         1,651          1,602
Notes receivable, less current portion ...............................            --          1,060
Other assets .........................................................         1,747          1,800
                                                                         -----------    -----------
          Total assets ...............................................   $    93,513    $    82,352
                                                                         ===========    ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..............................................   $    21,654    $    21,551
  Current portion of long-term debt ..................................           763            898
  Accounts payable - trade ...........................................         5,156          3,209
  Accrued liabilities ................................................         3,484          4,359
  Income taxes payable ...............................................            38            104
  Deferred income taxes ..............................................         5,873          5,333
                                                                         -----------    -----------
          Total current liabilities ..................................        36,968         35,454
Long-term debt, less current portion .................................         7,833          6,207
Commitments
Shareholders' equity:
  Common stock, $0.01 par value:
     Authorized shares -- 20,000,000
     Issued and outstanding shares -- 11,938,326 in 1998 and
       13,938,326 in 1999 ............................................           119            139
  Additional paid-in capital .........................................        58,811         63,766
  Accumulated deficit ................................................       (10,218)       (23,214)
                                                                         -----------    -----------
          Total shareholders' equity .................................        48,712         40,691
                                                                         -----------    -----------
          Total liabilities and shareholders' equity .................   $    93,513    $    82,352
                                                                         ===========    ===========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                                 YEAR ENDED DECEMBER 31,
                                                                           1997           1998           1999
                                                                        -----------    -----------    -----------
Net sales ...........................................................   $    65,427    $    72,311    $    66,223
Cost of products sold ...............................................        52,023         56,163         58,593
                                                                        -----------    -----------    -----------
Gross profit ........................................................        13,404         16,148          7,630
Selling, general and administrative expenses ........................        19,009         14,390         16,797
                                                                        -----------    -----------    -----------
Income (loss) from operations .......................................        (5,605)         1,758         (9,167)
Other income (expense):
  Interest expense ..................................................        (3,220)        (4,087)        (3,013)
  Interest income ...................................................           432            133            309
  Foreign currency translation loss .................................          (912)          (112)          (946)
                                                                        -----------    -----------    -----------
                                                                             (3,700)        (4,066)        (3,650)
                                                                        -----------    -----------    -----------
Loss before disposal of certain
  operations, income taxes and extraordinary gain ...................        (9,305)        (2,308)       (12,817)

Operating results of certain operations disposed of during 1999:
       Net sales ....................................................        12,985         16,095         13,658
       Costs and expenses ...........................................       (13,464)       (15,973)       (13,785)
                                                                        -----------    -----------    -----------
       Operating income (loss) ......................................          (479)           122           (127)
  Loss on disposal of certain operations ............................            --             --         (1,517)
                                                                        -----------    -----------    -----------
                                                                               (479)           122         (1,644)
                                                                        -----------    -----------    -----------

Loss before income taxes and extraordinary gain .....................        (9,784)        (2,186)       (14,461)
Income tax expense (benefit) ........................................            35            779         (1,465)
                                                                        -----------    -----------    -----------
Loss before extraordinary gain ......................................        (9,819)        (2,965)       (12,996)
Extraordinary gain on forgiveness of debt, net of
  applicable income taxes of $109 in 1997 ...........................           139             --             --
                                                                        -----------    -----------    -----------
Net loss ............................................................   $    (9,680)   $    (2,965)   $   (12,996)
                                                                        ===========    ===========    ===========

Basic and diluted earnings (loss) per share:
  Loss before extraordinary item ....................................   $     (1.15)   $     (0.29)   $     (0.97)
  Extraordinary item ................................................          0.02             --             --
                                                                        -----------    -----------    -----------
  Net loss ..........................................................   $     (1.13)   $     (0.29)   $     (0.97)
                                                                        ===========    ===========    ===========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                 ADDITIONAL      RETAINED
                                                                     COMMON       PAID-IN        EARNINGS
                                                     SHARES          STOCK        CAPITAL        (DEFICIT)        TOTAL
                                                  ------------   ------------   ------------    ------------    ----------
 Balance at December 31, 1996 .................      8,561,333   $         86   $     45,287    $      2,427    $   47,800
   Exercise of options ........................         37,500             --            132              --           132
   Net loss ...................................             --             --             --          (9,680)       (9,680)
                                                  ------------   ------------   ------------    ------------    ----------
 Balance at December 31, 1997 .................      8,598,833             86         45,419          (7,253)       38,252
   Exercise of options ........................         10,000             --             35              --            35
   Additional shares issued in acquisition
    of Deli-Bon ...............................         23,993             --             --              --            --
   Cash paid to former Simply Fresh
    shareholders pursuant to arbitration
    award .....................................             --             --         (1,005)             --        (1,005)
   Shares issued for cash in a private
    offering, net of offering expenses ........      3,305,500             33         14,362              --        14,395
   Net loss ...................................             --             --             --          (2,965)       (2,965)
                                                  ------------   ------------   ------------    ------------    ----------
 Balance at December 31, 1998 .................     11,938,326            119         58,811         (10,218)       48,712
   Shares issued for cash in a private
     offering, net of offering expenses .......      2,000,000             20          4,955              --         4,975
   Net loss ...................................             --             --             --         (12,996)      (12,996)
                                                  ------------   ------------   ------------    ------------    ----------
 Balance as of December 31, 1999 ..............     13,938,326   $        139   $     63,766    $    (23,214)   $   40,691
                                                  ============   ============   ============    ============    ==========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                    1997           1998           1999
                                                                 -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss .....................................................   $    (9,680)   $    (2,965)   $   (12,996)
Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Loss on disposal of certain operations in 1999 ...........            --             --          1,517
    Depreciation .............................................         2,625          3,031          2,142
    Amortization of intangible assets ........................           840            590          1,132
    Deferred income taxes ....................................           634            290         (1,963)
    Extraordinary gain .......................................          (248)            --             --
    Loss on disposal or impairment of plant and equipment ....            --          1,840            655
Cash provided by (used in) operating working capital:
       Receivables ...........................................        (2,313)         3,066          2,332
       Inventories ...........................................        (6,315)           532          6,799
       Prepaid expenses ......................................          (834)           290            304
       Accounts payable and accrued liabilities ..............         1,846            114         (1,072)
       Income taxes payable ..................................          (854)            (2)            66
                                                                 -----------    -----------    -----------
Net cash provided by (used in) operating activities ..........       (14,299)         6,786         (1,084)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...................       (11,578)        (5,214)        (5,955)
Proceeds from sale of businesses in 1999 .....................            --             --          3,072
Proceeds from sale of plant and equipment ....................            --             --            411
(Increase) decrease in intangible assets .....................            89           (121)            --
Decrease (increase) in amounts due from related parties ......        (1,046)            27             49
(Increase) in other assets ...................................          (260)          (410)           (53)
                                                                 -----------    -----------    -----------
Net cash used in investing activities ........................       (12,795)        (5,718)        (2,476)

FINANCING ACTIVITIES
Net proceeds from the issuance of common shares ..............           132         13,425          4,975
Increase (decrease) in short-term debt .......................        22,982         (9,798)          (103)
Proceeds from long-term debt .................................         2,613            240            334
Payments of long-term debt ...................................        (1,664)        (1,925)        (1,825)
                                                                 -----------    -----------    -----------
Net cash provided by financing activities ....................        24,063          1,942          3,381
                                                                 -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents .........        (3,031)         3,010           (179)
Cash and cash equivalents at beginning of year ...............         4,268          1,237          4,247
                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year .....................   $     1,237    $     4,247    $     4,068
                                                                 ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid ..............................................   $     3,170    $     4,059    $     3,739
                                                                 ===========    ===========    ===========
  Income taxes received ......................................   $       470    $        65    $        --
                                                                 ===========    ===========    ===========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: The Company is a producer and marketer of Sunfresh(R) brand citrus and tropical fruit products.

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

     Going Concern Considerations: The Company experienced significant losses from operations during 1999 consuming $1.1 million of cash in operating activities. In addition, as discussed in Notes 9 and 15, the Company has several projects and commitments requiring substantial capital. The Company's cash requirements for 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditure needs (see Notes 7 and 8). Although the Company is exploring various financing options, possibly including a sale or other independent financing of one of its lines of business, and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments.

     The Company's revolving credit facilities were scheduled to mature on March 31, 2000 but, in a commitment letter dated April 13, 2000, the lender has agreed to extend the maturity to January 1, 2001. In addition, the primary lender has agreed to make certain modifications and amendments to the agreements covenants and conditions. The amendment to the covenants will eliminate the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also requires the Company to obtain at least $2.5 million in new equity by July 1, 2000, increases the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas. Although the Company's revolving credit facilities are being extended until January 1, 2001, no assurances can be given that the lender will continue to renew such loan facilities and, perhaps the Company's ability to continue as a going concern.

     Risk Factors: The Company obtains a substantial amount of its raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of the Company's raw materials or otherwise adversely affect the Company's operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If the Company is unable to pass along the increased raw materials cost, the financial condition and results of operations of the Company could be materially adversely affected.

     Principles of Consolidation: The consolidated financial statements include the accounts of The UniMark Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition: The Company recognizes revenue upon shipment of its products to customers.

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

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company is vertically integrated for a portion of its raw materials. Such inventory is recorded at the lower of cost or market which involves significant estimates. Factors such as weather, pestilence, disease or other natural disasters could affect estimated yields causing actual results to differ from those estimated.

     Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     Concentration of Credit Risk: The Company processes and sells niche citrus and tropical fruit products, citrus juices and oils and other specialty food ingredients to customers in the food service and retail industries in the United States, Europe and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due within 30 days. Credit losses have been within management's expectations. No one customer accounted for more than 10% of the Company's net sales for the years ended December 31, 1997 and 1998 and one customer accounted for 12.3% of net sales for the year ended December 31, 1999.

     Advertising Costs: The Company expenses advertising costs as incurred. Advertising expenses were $262,000, $369,000 and $207,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Inventories: Inventories held in the United States are carried at the lower of cost or market using the first-in, first-out method. Mexican inventories are valued at the lower of cost or market using average cost.

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

     Foreign Currency Translation: The functional currency of the Company and its subsidiaries is the United States dollar. Transactions in foreign currency are recorded at the prevailing exchange rate on the day of the related transaction. Assets and liabilities denominated in foreign currency are remeasured to dollars at the prevailing exchange rate as of the balance sheet date. Exchange rate differences are reflected in the current year's operations.

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

     Reclassifications: In prior periods, the Company classified freight expense and discounts and allowances associated with customer invoicing as operating expenses. In connection with the Company's further automation of its order entry and pricing systems to customers and in improving changes in controls over these costs, these expenses are now being classified differently in the financial statements. Discounts and allowances are now classified as a reduction in net sales and freight expense as a charge to cost of products sold. All prior and current year operating results have been reclassified to conform to the new presentation.

     As discussed in Note 2 below, the Company disposed of several operations in 1999. The consolidated statements of operations have been reclassified for all years presented to disclose separately the operating results of the disposed operations.

     New Accounting Pronouncement: In June 1998, Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. FAS 133 is required to be adopted by the Company for all quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing the requirements of FAS 133 and assessing the impact on its consolidated financial statements.

NOTE 2  DISPOSAL OF CERTAIN OPERATIONS

     In September 1999, the Board of Directors of the Company approved a strategic plan for its packaged fruit segment designed to maximize shareholder value by leveraging the Company's manufacturing facilities in Mexico with its Sunfresh (R) brand and distribution network in the United States. Two of the Company's subsidiaries, Les Produits Deli-Bon Inc. ("Deli-Bon") and Simply Fresh Fruit, Inc. ("Simply Fresh") primarily sold private label fruit salads to the food service industry and non-branded fresh cut fruit. Because the Company believed that these lines of business offered less attractive growth opportunities and lower operating margins than its Sunfresh (R) brand product lines and did not further the Company's strategic objectives, the decision was reached to divest these subsidiaries.

     During October, 1999, the Company completed the sale of its Canadian subsidiary, Deli-Bon, in a transaction valued at approximately $1.4 million, and sold substantially all the assets of its California based subsidiary, Simply Fresh, in a transaction valued at approximately $3.6 million. Both transactions included cash payments at closing and short and long-term secured notes. In addition, the Simply Fresh sale included the forgiveness of the remaining payments under a certain covenant-not-to-compete and the return to the Company of 68,182 shares of UniMark common stock owned by the principal buyer.

     These transactions resulted in the Company recording losses of approximately $1.5 million in 1999. The results of operations for both Deli-Bon and Simply Fresh for the three years ended 1997, 1998 and 1999 have been reclassified from sales and expenses and included in the consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in
Note 16 has been restated to reflect the above reclassifications.

NOTE 3 EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share for loss before extraordinary gain:

                                                              YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1998            1999
                                                   ------------    ------------    ------------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                     AMOUNTS)
NUMERATOR
Loss before extraordinary gain ..................  $     (9,819)   $     (2,965)   $    (12,996)
                                                   ============    ============    ============

DENOMINATOR
Denominator for basic earnings per share -
  Weighted average shares .......................         8,590          10,131          13,462
                                                   ============    ============    ============

Basic and diluted loss per share ................  $      (1.15)   $      (0.29)   $      (0.97)
                                                   ============    ============    ============

     At December 31, 1997, 1998 and 1999 the Company had options and warrants outstanding of 668,000, 2,447,000 and 528,000, respectively, that were not included in their respective year's per share calculations because their effect would have been anti-dilutive.

NOTE 4  INVENTORIES

    Inventories consist of the following :

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1998          1999
                                                                   ---------     --------
                                                                        (IN THOUSANDS)
               Finished goods:
                  Cut fruits.............................          $  12,212     $  6,750
                  Juice and oils.........................              1,663        2,814
                                                                   ---------     --------
                                                                      13,875        9,564
               Pineapple orchards........................              2,964        1,717
               Raw materials and supplies................              4,376        2,995
               Advances to suppliers.....................              1,105        1,245
                                                                   ---------     --------
                         Total...........................          $  22,320     $ 15,521
                                                                   =========     ========

NOTE 5  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1998          1999
                                                       ---------     --------
                                                           (IN THOUSANDS)
Land...............................................    $   3,223     $  3,482
Orchards...........................................
             Pineapple.............................        1,000        1,000
             Lemon.................................        4,022        8,227
Construction in progress...........................        2,121          304
Buildings and improvements.........................       13,562       12,549
Machinery and equipment............................       25,419       24,797
                                                       ---------     --------
                                                          49,347       50,359
Accumulated depreciation...........................        8,000        8,972
                                                       ---------     --------
          Total....................................    $  41,347     $ 41,387
                                                       =========     ========

     Depreciation expense was $2,625,000, $3,031,000 and $2,142,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     At December 31, 1998 and 1999, the Company recorded charges of $1.3 million and $0.8 million to reduce the carrying value of its pineapple orchards based on current crop estimates over the next two years. These charges are reflected in cost of products sold. In addition, the Company recorded a charge of $540,000 in 1998 and $714,000 in 1999 to write-off certain other assets, primarily related to closed plant facilities, which are reflected in selling, general and administrative expenses. All of these charges were related to the Company's packaged fruit operations.

NOTE 6  IDENTIFIABLE INTANGIBLE ASSETS

    Identifiable intangible assets consist of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998          1999
                                                         ---------     --------
                                                             (IN THOUSANDS)
   Covenants not to compete............................. $   1,628     $    325
   Tradename............................................       704           --
   Other................................................       352          158
                                                         ---------     --------
                                                             2,684          483
   Less accumulated amortization........................     1,149          317
                                                         ---------     --------
                                                         $   1,535     $    166
                                                         =========     ========

    The covenants not to compete relate to agreements with the former owner of an acquired business. These amounts are being amortized on the straight-line method over a five-year term of this agreement. As a result of reduced use, the tradename related to the Flavor Fresh brand name became of limited value in 1999 and was written off.

NOTE 7  SHORT-TERM DEBT

    The Company has existing loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $24.5 million at December 31, 1998 and $15.9 million at December 31, 1999. These agreements are as follows: (i) a revolving credit agreement to provide up to $9.5 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At December 31, 1998 and 1999, the Company had outstanding loan balances under the revolving credit agreements of $15.2 million and $11.1 million, respectively. Subsequent to December 31, 1999, the U.S. revolving credit agreement was reduced to $8.0 million. Effective January 1, 2000, the interest rates associated with these lines increased by 200 basis points.

    These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent of the bank.

    As of December 31, 1999, the Company was not in compliance with certain covenants of its loan agreements with its primary lender including consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly was in default of these agreements. The Company has received waivers of these defaults from the primary lender. In addition, the primary lender has committed to extend the maturity date of the agreements to January 1, 2001, and make certain modifications and amendments to the agreements' covenants and conditions. The amendment to the covenants will eliminate the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also requires the Company to obtain at least $2.5 million in new equity by July 1, 2000, increases the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas.

    In November 1997, ICMOSA entered into a three year unsecured loan agreement with a Mexican bank for short-term dollar denominated debt of up to $6.0 million. Advances under this loan agreement are generally for a period of 60 to 90 days and are personally guaranteed by certain shareholders of the Company. At December 31, 1999, the Company had outstanding loan balances under this agreement of $6.0 million.

    During 1999 ICMOSA entered into a loan agreement with a Mexican bank for short-term pre-export financing. At December 31, 1999 the Company had outstanding loan balances under this agreement of $1.6 million.

    In addition to the above, ICMOSA also has other short-term borrowings of $0.8 million with a Mexican bank.

    In December 1998, GISE entered into an unsecured loan agreement with a Mexican bank for short-term dollar denominated debt in the amount of $2.5 million. This loan is personally guaranteed by certain shareholders of the Company and is scheduled to mature in 2000. At December 31, 1999, $2 million was outstanding under the agreement.

    The weighted-average interest rate on short-term borrowings as of December 31, 1998 and 1999 was 9.1% and 10.1%, respectively.

NOTE 8  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                        1998         1999
                                                                     ----------   ----------
                                                                          (IN THOUSANDS)
Note payable to bank, collateralized by plant and equipment in
  Mexico; interest at Libor + 5% payable quarterly with annual
  principal payments, unpaid principal due March 2002 .............  $    4,000   $    3,199
Note payable to bank, collateralized by certain warehouse
  property and improvements; principal and interest at Prime payable monthly, unpaid principal and interest due September
  2012 ............................................................       1,997        1,931
Non-compete covenant obligations, discounted at 9%, payable
  monthly through May 2001 ........................................         671          156
Note payable to bank, collateralized  by plant and equipment in
  Mexico; principal and interest at 18.5% payable monthly; unpaid
  principal and interest due November 2004 ........................         881          832
Note payable to bank; collateralized by plant and equipment in
  Mexico; principal and interest at Libor + 8% payable monthly;
  unpaid principal and interest due December 2001 .................         490          440
Other notes payable ...............................................         557          547
                                                                     ----------   ----------
                                                                          8,596        7,105
Less current portion ..............................................         763          898
                                                                     ----------   ----------
                                                                     $    7,833   $    6,207
                                                                     ==========   ==========

     Certain of the loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance of the assets and timely presentation of financial information.

     All long-term debt at December 31, 1999 is U.S. dollar denominated except for $832,000 that is Mexican peso denominated.

     Based on interest rates provided by the Company's long-term debt and the floating rates provided on its short-term borrowings, the Company believes the carrying amounts of its short and long-term debt approximate their fair value. During the year ended December 31, 1999, interest expense of $597,000 was capitalized as a portion of the Company's long-term orchard development costs.

    Maturities of long-term debt are as follows:

                                                  (IN THOUSANDS)
              2000...........................            $   898
              2001...........................                817
              2002...........................              3,240
              2003...........................                324
              2004...........................                337
              Thereafter.....................              1,489
                                                         -------
                                                         $ 7,105
                                                         =======

NOTE 9  RELATED PARTY TRANSACTIONS

     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. Payments made pursuant to the operating agreement were $42,000, $470,308 and $495,924 during the years ended December 31, 1997, 1998 and 1999, respectively. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. Under the agreement, which has been extended to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million.

     The Company has elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At December 31, 1999 amounts due from IHMSA of $1,602,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option, which is expected to occur during 2000.

     Effective July 1, 1995, the Company entered into a ten-year operating agreement with Empacadora de Naranjas Azteca, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. Payments made pursuant to the operating agreement were $61,000, $-0- and $-0- during the years ended December 31, 1997, 1998 and 1999, respectively. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

     In November 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 260 hectares (642 acres) of land located in Loma Bonita, Oaxaca, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by an officer, who is also a director and shareholder of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties. Rent expense on this lease was $78,000, for each of the years ended December 31, 1997, 1998 and 1999.

    Receivable balances with related parties are as follows:

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                              1998      1999
                                                                            --------   -------
                                                                              (IN THOUSANDS)
    Accounts receivable:
      Empacadora de Naranjas Azteca, S.A. de C.V. (Azteca)..............     $  170     $   --
      Industrias Horticolas de Montemorelos, S.A. de C.V. (IHMSA).......      1,481      1,602
                                                                             ------     ------
                                                                             $1,651     $1,602
                                                                             ======     ======

     The Company operates a 144 acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten-year operating agreement that expires in 2000. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties. Fruit purchases from the grove were $190,000, $286,000 and $146,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     During 1997, 1998 and 1999, the Company paid Jakes Jordaan, PLLC (and its predecessor Jordaan and Pennington, PLLC) amounts of $179,962, $310,182 and $170,379, respectively, for legal services rendered. Mr. Jordaan, a director and, commencing in February 1998, chairman of the Company, is a member of Jakes Jordaan, PLLC.

     At December 31, 1999 the Company had a promissory note receivable from a certain director in the amount of $186,000. This promissory note is unsecured and bears interest at the rate of 10% per annum and is due on demand.

NOTE 10  LEASES

     The Company leases buildings, various plant facilities, certain equipment and citrus groves under operating leases. The Isla plant lease is for a period of ten years, expiring in 2005. The San Rafael plant lease is for a period of nine years, expiring in 2003, and contains the right of first refusal to purchase the facility at its then fair market value. The lease for the Lawrence, Massachusetts plant facility is for an initial period of six years, expiring in 2002, and contains a purchase option exercisable during the term of the lease for the then fair market value of the property. The Company entered into a sublease agreement for the idle Lawrence plant facility commencing April 1, 1999 at an amount approximating its obligations under the lease. The Company has under lease approximately 926 acres of citrus groves in Mexico for periods of ten to fifteen years expiring in 2005 and 2010.

     As described in Note 9, the Company leases a 642 acre citrus grove from related parties. The related party citrus grove lease expires in 2005.

     Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 1999, consist of the following:

                          RELATED
                          PARTIES          OTHER           TOTAL
                          --------       ---------       ---------
                                       (IN THOUSANDS)
2000.............         $     78       $     598       $     676
2001.............               78             391             469
2002.............               78             406             484
2003.............               78             398             476
2004.............               78             393             471
Thereafter.......               78              53             131
                          --------       ---------       ---------
                          $    468       $   2,239       $   2,707
                          ========       =========       =========

     Rent expense was $1,234,000, $1,382,000 and $1,543,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 11  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                       DECEMBER 31,
                                                  ----------------------
                                                    1998         1999
                                                  ---------    ---------
                                                      (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards ............   $   4,897    $   8,877
  Inventories .................................         424          571
  Asset tax credit ............................         928        1,006
  Credit available to offset Mexican taxes ....         237          277
  Accrued expenses ............................         145          112
  Bad debt reserve ............................         215          282
  Intangible assets ...........................         345          597
  Other .......................................         329          113
                                                  ---------    ---------
Total deferred tax assets .....................       7,520       11,835
Less U.S. valuation allowance .................      (3,868)      (6,591)
                                                  ---------    ---------
Net deferred tax assets .......................   $   3,652    $   5,244
                                                  =========    =========

Deferred tax liabilities:
  Depreciation ................................   $   1,954    $   2,076
  Inventories .................................       5,689        5,306
  Other .......................................         517          407
                                                  ---------    ---------
Deferred tax liabilities ......................   $   8,160    $   7,789
                                                  =========    =========

    Loss before income taxes and extraordinary gain relating to operations in the United States and Mexico is as follows:

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             1997         1998         1999
                                          ---------    ---------    ---------
                                                     (IN THOUSANDS)
United States .........................   $  (7,144)   $  (2,466)   $  (7,689)
Mexico ................................      (2,640)         473       (6,431)
Other .................................          --         (193)        (341)
                                          ---------    ---------    ---------
                                          $  (9,784)   $  (2,186)   $ (14,461)
                                          =========    =========    =========

    The components of the provision for income taxes include the following:

                                                      YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                 1997         1998          1999
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS)
U.S. federal - current .....................   $     (76)   $      --    $      --
U.S. state - current .......................          14           --           --
U.S. deferred ..............................         565           --           --
                                               ---------    ---------    ---------
                                                     503           --           --
                                               ---------    ---------    ---------
Foreign - current ..........................          40          160          498
Foreign - deferred .........................        (508)         619       (1,963)
                                               ---------    ---------    ---------
                                                    (468)         779       (1,465)
                                               ---------    ---------    ---------
                                               $      35    $     779    $  (1,465)
                                               =========    =========    =========

Principal reconciling items from income tax computed at the U.S. statutory rate of 34% are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                               -----------------------------------
                                                 1997         1998          1999
                                               ---------    ---------    ---------
                                                         (IN THOUSANDS)
Provision at 34% statutory rate............... $  (3,327)   $    (743)   $  (4,883)
State income tax (net of federal benefit).....      (228)         (69)        (233)
Permanent differences and foreign taxes.......       850          782          740
Other.........................................      (250)         (69)         188
Change in U.S. valuation allowance............     2,990          878        2,723
                                               ---------    ---------    ---------
                                               $      35    $     779    $  (1,465)
                                               =========    =========    =========

    The Company has a net operating loss carryforward in the United States of $13,106,000 which begins to expire in 2011 and in Mexico of $11,320,000 which begins to expire in 2006. The Mexican subsidiaries have asset tax credits totaling $1,027,000 available to offset Mexican income tax which begin to expire in 2000. One Mexican subsidiary also has a job creation credit of $277,000 available to offset income tax in Mexico, which will begin to expire in 2006.

NOTE 12  STOCK OPTIONS

    In 1994, the Company adopted the 1994 Employee Stock Option Plan and an Outside Director Stock Option Plan (the "1994 Plans"). Under the 1994 Plans, the Company's Board of Directors were authorized to grant options to employees and consultants and to its outside directors to purchase up to 820,000 and 100,000 shares respectively, of the Company's common stock which were reserved for such purposes. The terms and vesting period for options granted under the 1994 Plans were fixed by the Board of Directors at the time of grant, provided that the exercise period was not greater than 10 years from the date of grant. The exercise price for any options granted under the 1994 Plans for employees and consultants could not be less than 100% and 85% of the fair market value of the Company's common stock on the date of the grant for Incentive and Non-statutory Stock Options, as defined, respectively. The exercise price for options granted under the 1994 Plans for outside directors could not be less than 100% of the fair market value of the Company's common stock on the date of grant.

    During 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") under which stock options could be granted to employees, outside directors and consultants to purchase common stock of the Company. The 1999 Plan, which is similar to the 1994 Plan for employees, is for a period of ten years and has reserved 500,000 shares of the Company's common stock for stock option grants. Effective with the adoption of the 1999 Plan, the Company discontinued granting options under the 1994 Plans.

    A summary of the status of all of the Company's stock options at December 31, 1997, 1998 and 1999 and the changes during the periods ended are presented in the following tables.

                                                                        1994 PLANS
                                                                        ----------

                                                        EMPLOYEE STOCK          OUTSIDE DIRECTORS STOCK
                                                          OPTION PLAN                 OPTION PLAN
                                                    -------------------------   ------------------------
                                                                   WEIGHTED-                  WEIGHTED-
                                                                    AVERAGE                    AVERAGE
                                                                    EXERCISE                   EXERCISE
                                                     OPTIONS         PRICE       OPTIONS        PRICE
                                                    ---------      ----------   ----------    ----------
Options outstanding, January 1, 1997 ......           362,000      $     4.27       68,000    $     5.39
    Granted ...............................           195,000            7.25        7,500          6.88
    Exercised .............................           (37,500)           3.50           --            --
    Forfeited .............................            (5,000)           3.50           --            --
                                                    ---------                   ----------
Options outstanding, December 31, 1997 ....           514,500            5.46       75,500          5.54
    Granted ...............................            20,000            2.91       25,000          2.88
    Exercised .............................           (10,000)           3.50           --            --
    Forfeited .............................          (196,000)           4.56      (60,500)         4.35
                                                    ---------                   ----------
Options outstanding, December 31, 1998 ....           328,500            5.91       40,000          5.67
    Granted ...............................            50,000            2.63           --            --
    Forfeited .............................          (135,500)           4.63       (5,000)         7.25
                                                    ---------                   ----------
Options outstanding, December 31, 1999 ....           243,000            5.94       35,000          5.46
                                                    =========                   ==========

Exercisable at December 31,
    1997 ..................................           181,125            4.13       75,500          5.54
    1998 ..................................           142,500            4.85       40,000          5.67
    1999 ..................................           189,749            5.80       35,000          5.46

Weighted-average fair value of options
granted during the years ended:
    December 31, 1997 .....................         $    3.10                   $     2.53
    December 31, 1998 .....................              1.22                         1.01
    December 31, 1999 .....................              0.67                           --

                                            1999 PLAN
                                            ---------

                                                                             WEIGHTED-AVERAGE
                                                                              EXERCISE
                                                                  OPTIONS         PRICE
                                                                  --------   ----------------
        Granted...............................                     250,000        $ 2.53
                                                                  --------
    Options outstanding, December 31, 1999....                     250,000          2.53
                                                                  ========

    Exercisable at December 31, 1999..........                      73,750          2.59

    Weighted-average fair value of options
    granted during the year-ended:
        December 31, 1999.....................                       $0.39

     Options outstanding at December 31, 1999 under the 1994 Plans for employees and consultants had exercise prices that ranged from $2.63 to $7.25 and a weighted average remaining contractual life of 2.6 years. At December 31, 1999 outstanding outside director options under the 1994 Plans had exercise prices that ranged from $2.875 to $17.00 and a weighted-average remaining contractual life of 2.6 years. Under the 1994 Plans, all options granted to outside directors became exercisable immediately, whereas options granted to employees during 1997 and 1998 vest ratably over four years.

     Options outstanding at December 31, 1999 under the 1999 Plan had exercisable prices that ranged from $2.50 to $2.938 and a weighted-average remaining contractual life of 4.9 years. Under the 1999 Plan, all options granted to outside directors become immediately exercisable and options granted to employees and consultants vest ratably over four years.

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

     Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.2%, 4.7% and 5.4% and a weighted-average expected life of the option of 4.0, 3.6 and 2.2 years. In addition, dividend yields of 0% and volatility factors of the expected market price of the Company's common stock of .45 were assumed in 1997 and 1998 and .6 assumed in 1999.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                                         YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                      1997        1998        1999
                                    --------    --------    --------
Pro forma net loss ..............   $ (9,859)   $ (3,126)   $(13,233)
Pro forma net loss per share:
    Basic .......................      (1.15)      (0.31)      (0.98)
    Diluted .....................      (1.15)      (0.31)      (0.98)

     Because FASB 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect is not fully reflected in the information for years prior to 1998.

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

     On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M. In connection with the transaction, M & M surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July, 1998.

     Under the terms of its loan agreements with a bank, the Company may not declare or pay any dividends on its shares without the bank's prior written consent.

NOTE 14  EXTRAORDINARY GAIN

     In May 1997, ICMOSA retired certain outstanding long-term debt with Union de Credito Allende, a Mexican credit union, at a discount of 50% granted pursuant to provisions of Mexican law and through the participation of Nacional Financiera, a Mexican development bank, to help provide liquidity to the Mexican credit unions. The debt reduction amounted to $2.0 million pesos or approximately US $248,000.

     Provisions for Mexican income taxes and statutory employee profit sharing of 34% and 10%, respectively, have been provided on these gains from debt forgiveness.

NOTE 15  COMMITMENTS AND CONTINGENCIES

     In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. The status of the Lemon Project as of December 31, 1999 is as follows:

                                                          Hectares          Acres
                                                          --------         -------
         Land -
             Acquired                                        3,032           7,489
             Unpurchased or subcontracted                      468           1,156
         Preparation and Planting -
             Prepared and planted                            2,340           5,780
             Prepared but not planted                          460           1,136
             Acquired land to be prepared and planted          232             573

         Expenditures -
             Total projected expenditures                $18.5 million
             Incurred since inception                     10.5 million
             Projected for year 2000 and beyond            8.0 million

     In December 1996, the Company entered into a deposit, operation and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of the Frutalamo juice processing plant. Pursuant to the terms of the agreement, the Company has paid a non-refundable deposit of $1.9 million for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholder. The agreement also required the Company to pay a contractual penalty of $1.0 million to the owner of Frutalamo in the event a purchase of the shares is not completed. The Company subsequently has entered into a letter of intent to purchase the shares which applies the previous deposits paid to Frutalamo as the down payment and waives the contractual penalty of $1.0 million.

     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At December 31, 1999 amounts due from IHMSA of $1,602,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to its purchase option, which is expected to occur during 2000.

NOTE 16  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company has two reportable segments: packaged fruit and juice and oil. The Company's packaged fruit division consists of two operating units that sell hand-processed tropical and citrus fruit products directly to retail supermarkets and warehouse clubs, foodservice providers and distributors, and to industrial food and beverage processors. This division also operates the Company's pineapple and citrus orchards. The Company's juice and oil division consists of one operating unit which produces frozen concentrate orange juice and other citrus juices that it sells directly to juice bottlers. This division also extracts essential oils from citrus fruits which it sells directly to commercial users and is developing the Company's lemon orchards.

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

                                            PACKAGED       JUICE
                                             FRUIT         & OIL          TOTAL
                                           ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1999
Revenues from external customers .......   $   54,070    $   12,153    $   66,223
Inter-segment revenues .................          381            --           381
Interest expense .......................        2,637           373         3,010
Interest revenue .......................          212            97           309
Depreciation & amortization expense ....        2,792           459         3,251
Impairment loss ........................          714            --           714
Segment loss ...........................       (8,179)       (2,488)      (10,667)
Segment assets .........................       78,846        31,936       110,782
Expenditures for long-lived assets .....          996         4,959         5,955

YEAR ENDED DECEMBER 31, 1998
Revenues from external customers .......   $   50,140    $   22,171    $   72,311
Inter-segment revenues .................          350            14           364
Interest expense .......................        2,491         1,564         4,055
Interest revenue .......................           39            94           133
Depreciation & amortization expense ....        2,540           358         2,898
Impairment loss ........................        1,840            --         1,840
Segment income (loss)...................       (3,156)        2,919          (237)
Segment assets .........................       93,255        27,923       121,178
Expenditures for long-lived assets .....        1,108         4,582         5,690

YEAR ENDED DECEMBER 31, 1997
Revenues from external customers .......   $   51,748    $   13,679    $   65,427
Inter-segment revenues .................        1,098           100         1,198
Interest expense .......................        2,048         1,217         3,265
Interest revenue .......................          273           158           431
Depreciation & amortization expense ....        2,553           246         2,799
Segment loss ...........................       (5,884)       (1,842)       (7,726)
Segment assets .........................       82,157        26,490       108,647
Expenditures for long-lived assets .....        7,219         4,488        11,707


     The following are reconciliations of reportable segment revenues, profit or loss, and assets to the Company's consolidated totals.

                                                            YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                         1997         1998         1999
                                                      ---------    ---------    ---------
REVENUES
Total external revenues for reportable segments ...   $  65,427    $  72,311    $  66,223
Inter-segment revenues for reportable segments ....       1,198          364          381
Elimination of inter-segment revenues .............      (1,198)        (364)        (381)
                                                      ---------    ---------    ---------
                 Total consolidated revenues ......   $  65,427    $  72,311    $  66,223
                                                      =========    =========    =========

PROFIT OR LOSS
Total profit or loss for reportable segments ......   $  (7,726)   $    (237)   $ (10,667)
Increase in intercompany profit in inventory ......        (173)          --           --
Subsidiary acquisition costs recognized in
  consolidation ...................................        (283)        (283)        (283)
Unallocated corporate general and administrative
  expenses ........................................      (1,123)      (1,788)      (1,867)
                                                      ---------    ---------    ---------
     Loss before disposal of certain operations,
      income taxes and extraordinary gain .........   $  (9,305)   $  (2,308)   $ (12,817)
                                                      =========    =========    =========

ASSETS
Total assets for reportable segments ..............                $ 121,178    $ 110,782
Other assets ......................................                   53,338       65,505
Elimination of intercompany profits in inventory ..                     (548)        (548)
Elimination of intercompany receivables ...........                  (62,991)     (61,295)
Allocation of acquisition costs of subsidiaries
  recorded in consolidation .......................                  (15,319)     (28,958)
Reclassification of deferred tax assets recorded in
  consolidation ...................................                   (2,145)      (3,132)
                                                                   ---------    ---------
                      Total consolidated assets ...                $  93,513    $  82,352
                                                                   =========    =========


 OTHER SIGNIFICANT ITEMS

                                                    SEGMENT                             CONSOLIDATED
                                                    TOTALS           ADJUSTMENTS           TOTALS
                                                   ---------         -----------        ------------
 Year ended December 31, 1999:
     Interest expense......................         $ 3,010           $      3            $ 3,013
     Depreciation & amortization expense...           3,251                 23              3,274
     Expenditures for long-lived assets....           5,955                 --              5,955

 Year ended December 31, 1998:
     Interest expense......................         $ 4,055           $     32            $ 4,087
     Depreciation & amortization expense...           2,898                723              3,621
     Expenditures for long-lived assets....           5,690                185              5,875

 Year ended December 31, 1997:
     Interest expense......................         $ 3,265           $    (45)           $ 3,220
     Depreciation & amortization expense...           2,799                666              3,465
     Expenditures for long-lived assets....          11,707                391             12,098

     The reconciling item to adjust expenditures for segment assets is the amount of acquisitions by the corporate office which are not allocated to operating segments. The reconciling item to adjust depreciation and amortization expense relates to amortization of goodwill and depreciation of assets recorded in consolidation as well as depreciation of corporate assets. None of the other adjustments to consolidated totals are significant.

     The following geographic information attributes revenues to countries based on the location of the customers.

                                                YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                             1997        1998        1999
                                           ---------   ---------   ---------
REVENUES
United States ..........................   $  58,285   $  52,548   $  48,493
Japan ..................................       3,393       4,144       9,633
Mexico .................................       1,943       1,831       6,919
Europe .................................       1,806      13,350       1,178
Canada .................................          --         438          --
                                           ---------   ---------   ---------
                 Consolidated total ....   $  65,427   $  72,311   $  66,223
                                           =========   =========   =========

LONG-LIVED ASSETS
United States ..........................               $  11,435   $   7,536
Mexico .................................                  38,601      39,835
Other foreign countries ................                   1,018          --
                                                       ---------   ---------
                 Consolidated total ....               $  51,054   $  47,371
                                                       =========   =========


NOTE 17  SUBSEQUENT EVENTS

On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this agreement will be classified outside equity due to mandatory redemption provisions.

The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the years Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. The Agreement also contains, among other, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

On April 17, 2000, the Company entered into a Stand-by Funding Commitment (the "Commitment") with its largest shareholder (the "Shareholder") to sell, at the Company's option, on or before July 1, 2000, a $2.5 million 12% Convertible Subordinated Debenture (the "Debenture") subject to certain terms and conditions. The Shareholder, upon purchase, has the option at anytime during the a five year period to convert the Debenture into Company common stock at 75% of the average closing prices for the Company's common stock over a thirty-day period prior to exercise. The Commitment will terminate upon completion of specified future financial transactions by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in the Company's 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in the Company's 2000 Proxy Statement. Information in the section and subsection titled "Report of the UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in the Company's 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers", "Compensation of Directors" and "Certain Transactions" in the Company's 2000 Proxy Statement.

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

     10.2     The UniMark Group, Inc. 1994 Stock Option Plan for Directors(1)
     10.3 Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de
              C.V.(1)
     10.4     Citrus Grove Lease Agreement(1)
     10.5     Asset Operating Agreement between the Registrant and Industrias
              Horticolas de Montemorelos, S.A. de C.V.(2)
     10.6     Lease agreement among Hector Gerardo Castagne Maitret, Carlos
              Courturier Arellano, Mauro Alberto Salazar Rangel, Miguel Angel
              Salazar Rangel, Alejandrina Trevino Garcia, Gerardo Trevino
              Garcia, Jorge Maitret and Industrias Citricolas de Montemorelos,
              S.A. de C.V.(2)
     10.7     Contract of Purchase and Sale between Empacadora Tropifrescos,
              Sociedad Anonima de Capital Variable and Industrias Citricolas de
              Montemorelos, S.A. de C.V.(2)
     10.8     Lease Agreement between Industrias Citricolas de Montemorelos,
              S.A. de C.V. and Valpak, S.A. de C.V. dated July 1, 1995(3)
     10.9     Asset Operating Agreement between Industrial Citricolas de
              Montemorelos, S.A. de C.V. and Empacadora de Naranjas Azteca, S.A.
              de C.V. dated July 1, 1995(3)
     10.10    Contract for Operation, Administration, and Purchase and Sale of
              Fruit between Industrial Citricolas de Montemorelos, S.A. de C.V.
              and Mr. Jorge Croda Manica ("Las Tunas") dated July 1, 1995(3)
     10.11    Lease Contract between Industrial Citricolas de Montemorelos, S.A.
              de C.V. and Mr. Mauro Alberto Salazar Rangel and Mr. Miguel Angel
              Salazar Rangel ("Huerta Loma Bonita") dated 1995(3)
     10.12    Unilateral Recognition of Indebtedness and Granting of Revolving
              Collateral between Industrial Citricolas de Montemorelos, S.A. de
              C.V. and Rabobank Curacao N.V. dated September 20, 1995(3)
     10.13    Amended and Restated Stock Purchase Agreement among The UniMark
              Group, Inc., 9029-4315 Quebec Inc., Michel Baribeau and Gestion
              Michel Baribeau Inc. dated January 3, 1996(4)
     10.14    Lease Agreement between Loma Bonita Partners and UniMark Foods,
              Inc. dated November 28, 1995(3)
     10.15    Lease Agreement between The UniMark Group, Inc. and Grosnez
              Partners dated January 1, 1996(3)
     10.16    Rural Property Sublease Agreement between Industrial Citricolas de
              Montemorelos, S.A. de C.V. and Lorenzo Uruiza Lopez dated October
              23, 1995(3)
     10.17    Purchase Agreement between Industrial Citricolas de Montemorelos,
              S.A. de C.V. and Jose Enrique Alfonso Perez Rodriquez dated
              October 23, 1995(3)
     10.18 Stock Purchase Agreement between The UniMark Group, Inc. and the stockholders of Grupo Industrial Santa Engracia dated April 30,
              1996(6)
     10.19    Stock Purchase Agreement between The UniMark Group, Inc., UniMark
              Foods, Inc., Sam Perricone Children's Trust 1972, Sam Perricone and Mark Strongin dated May 9, 1996(6)
     10.20    Employment Agreement by and between Grupo Industrial Santa
              Engracia, S.A. de C.V. and Ing Jose Ma. Martinez Brohez dated as of May 9, 1996(7)
     10.21    Lease Agreement by and among Ralphs Grocery Company, Simply Fresh
              Fruit, Inc. and Davalon Sales, Inc. dated as of March 1, 1994(7)
     10.22    Revolving Credit Agreement by and among UniMark Foods, Inc., The
              UniMark Group, Inc., UniMark International, Inc., Simply Fresh
              Fruit, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A. dated February 12, 1997.(9)
     10.23    Supply Contract between The Coca-Cola Export Corporation and Grupo
              Industrial Santa Engracia, S.A. de C.V. dated October 7, 1996.(9)
     10.24    Loan Agreement made between Industrias Citricolas de Montemorelos,
              S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de C.V.,
              Agromark, S.A. de C.V., as borrowers; The UniMark Group, Inc., as guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A. "Rabobank Nederland", as lender, dated May 29, 1997.(10)

     10.25    Revolving Loan Agreement with Security Interest by and between
              Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
              Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", Agromark,
              S.A. de C.V. "Agromark", and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York
              Branch dated April 10, 1997.(10)
     10.26    Revolving Loan Agreement with Security Interest by and between
              Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", as borrower,
              Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa",
              Agromark, S.A. de C.V. "Agromark", and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York
              Branch dated April 10, 1997.(10)
     10.27    First Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated October 7, 1997.(10)
     10.28    Second Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.,
              UniMark International, Inc., Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated November 12,
              1997.(10)
     10.29    Third Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated May 22, 1998.(14)
     10.30    Fourth Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.,
              UniMark International, Inc., Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated December 31,
              1998.(14)
     10.31    Letter given by Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch to UniMark Foods,
              Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Industrias Citricolas de Montemorelos, S.A. de C.V., Grupo
              Industrial Santa Engracia, S.A. de C.V., and Agromark, S.A. de
              C.V. regarding the renewal of financing.(14)
     10.32    Articles of Association of Gisalamo, S.A. de C.V.(11)
     10.33    Deposit, Operation, Exploitation and Stock Purchase Option
              Agreement by and among The UniMark Group, Inc. and Mr. Francisco
              Domenech Tarrago and Mr. Francisco Domenech Perusquia dated
              December 17, 1996(11)
     10.34    Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
              Frutalamo, S.A. de C.V. dated December 17, 1996(11)
     10.35    Non-Competition Agreement by and among The UniMark Group, Inc. and
              Jorn Budde dated February 18, 1998(12)
     10.36    Supply Agreement between the Coca-Cola Export Corporation and
              Grupo Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998
              (13)
     10.37    Fifth Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated May 17, 1999(14)
     10.38    The UniMark Group, Inc. 1999 Stock Option Plan(14)
     10.39    Employment Agreement by and among The UniMark Group, Inc. and
              Charles Horne dated as of March 31, 1999(14)
     10.40    Employment Agreement by and among The UniMark Group, Inc. and
              Roman Shumny dated as of November 20, 1998(14)
     10.41    Sixth Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark
              International, Inc. Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated January 3, 2000(15)
     10.42    Seventh Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.
              UniMark International, Inc. Simply Fresh Fruit, Inc.,

              the guarantors, and Cooperatieve Centrale Raiffeisen-
              Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated
              March 1, 2000(15)
     10.43    Standby Funding Commitment by and among The UniMark Group, Inc.
              and Promecap, S.C. dated April 17, 2000(15)
     21       Subsidiaries of the Registrant(11)
     23       Consent of Ernst & Young LLP(15)
     27       Financial Data Schedule, year ended December 31, 1999(15)
     27.1     Financial Data Schedule, restated, year ended December 31, 1998
              (15)
     27.2     Financial Data Schedule, restated, year ended December 31, 1997
              (15)

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

(10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(11) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 18, 1998.

(13) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1999.

(15) Filed herewith.

    (4)   REPORTS ON FORM 8-K

    Reports on Form 8-K during the fourth quarter ended December 31, 1999.

         On October 26, 1999 the company filed a current report on Form 8-K announcing that on October 11, 1999 the Company had sold all the issued and outstanding shares of capital stock of Les Produits Deli-Bon Inc., a Quebec corporation to Francois Gravil - Guy Picard ("Buyers"), in trust for the company to be owned and operated by the Buyers.

         On November 18, 1999, the Company filed a current report on Form 8-K announcing that on November 2, 1999 Simply Fresh Fruit, Inc., a California corporation and wholly-owned subsidiary of the Company ("SFFI"), had sold substantially all of SFFI's assets (the "Assets") to SFFI Company, Inc., a California corporation ("Buyer"), for approximately $3.6 million in cash and notes.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 The UniMark Group, Inc.
                                                     (Registrant)

                                      By:        /s/  Soren Bjorn
                                         --------------------------------------
                                                      Soren Bjorn
                                          President and Chief Executive Officer
Dated:  April 17, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

                 SIGNATURE                                 TITLE                            DATE
                 ---------                                 -----                            ----
  /s/  Jakes Jordaan                       Director, Chairman                          April 17, 2000
  --------------------------------------
  Jakes Jordaan

  /s/  Soren Bjorn                         President, Chief Executive Officer and      April 17, 2000
  --------------------------------------   Director (Principal Executive Officer)
  Soren Bjorn

  /s/  Charles A. Horne                    Chief Financial Officer (Principal          April 17, 2000
  --------------------------------------   Financial and Accounting Officer)
  Charles A. Horne

  /s/  Rafael Vaquero Bazan                Director                                    April 17, 2000
  --------------------------------------
  Rafael Vaquero Bazan

  /s/  Eduardo Vaquero Bazan               Director                                    April 17, 2000
  --------------------------------------
  Eduardo Vaquero Bazan

  /s/  Federico Chavez Peon                Director                                    April 17, 2000
  --------------------------------------
  Federico Chavez Peon

  /s/  Luis A. Chico Pardo                 Director                                    April 17, 2000
  --------------------------------------
  Luis A. Chico Pardo

  /s/  Jose I. De Abiega Pons              Director                                    April 17, 2000
  --------------------------------------
  Jose I. De Abiega Pons

  /s/  Fernando Camacho Casas              Director                                    April 17, 2000
  --------------------------------------
  Fernando Camacho Casas

  /s/  Jerry W. Johnson                    Director                                    April 17, 2000
  --------------------------------------
  Jerry W. Johnson

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

     10.22    Revolving Credit Agreement by and among UniMark Foods, Inc., The
              UniMark Group, Inc., UniMark International, Inc., Simply Fresh
              Fruit, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A. dated February 12, 1997. (9)
     10.23    Supply Contract between The Coca-Cola Export Corporation and Grupo
              Industrial Santa Engracia, S.A. de C.V. dated October 7, 1996. (9)
     10.24    Loan Agreement made between Industrias Citricolas de Montemorelos,
              S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de C.V.,
              Agromark, S.A. de C.V., as borrowers; The UniMark Group, Inc., as guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A. "Rabobank Nederland", as lender, dated May 29, 1997. (10)
     10.25    Revolving Loan Agreement with Security Interest by and between
              Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
              Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", Agromark,
              S.A. de C.V. "Agromark", and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York
              Branch dated April 10, 1997. (10)
     10.26    Revolving Loan Agreement with Security Interest by and between
              Grupo Industrial Santa Engracia, S.A. de C.V. "Gise", as borrower,
              Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa",
              Agromark, S.A. de C.V. "Agromark", and Cooperatieve Centrale
              Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York
              Branch dated April 10, 1997. (10)
     10.27    First Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated October 7, 1997. (10)
     10.28    Second Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.,
              UniMark International, Inc., Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated November 12,
              1997. (10)
     10.29    Third Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated May 22, 1998. (14)
     10.30    Fourth Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.,
              UniMark International, Inc., Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated December 31,
              1998. (14)
     10.31    Letter given by Cooperatieve Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch to UniMark Foods,
              Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Industrias Citricolas de Montemorelos, S.A. de C.V., Grupo
              Industrial Santa Engracia, S.A. de C.V., and Agromark, S.A. de
              C.V. regarding the renewal of financing. (14)
     10.32    Articles of Association of Gisalamo, S.A. de C.V. (11)
     10.33    Deposit, Operation, Exploitation and Stock Purchase Option
              Agreement by and among The UniMark Group, Inc. and Mr. Francisco
              Domenech Tarrago and Mr. Francisco Domenech Perusquia dated
              December 17, 1996 (11)
     10.34    Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
              Frutalamo, S.A. de C.V. dated December 17, 1996 (11)
     10.35    Non-Competition Agreement by and among The UniMark Group, Inc. and
              Jorn Budde dated February 18, 1998 (12)
     10.36    Supply Agreement between the Coca-Cola Export Corporation and
              Grupo Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998
              (13)
     10.37    Fifth Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
              International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
              Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated May 17, 1999 (14)
     10.38    The UniMark Group, Inc. 1999 Stock Option Plan (14)
     10.39    Employment Agreement by and among The UniMark Group, Inc. and
              Charles Horne dated as of March 31, 1999 (14)

     10.40    Employment Agreement by and among The UniMark Group, Inc. and
              Roman Shumny dated as of November 20, 1998 (14)
     10.41    Sixth Amendment to Revolving Credit Agreement by and among UniMark
              Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark
              International, Inc. Simply Fresh Fruit, Inc., the guarantors, and
              Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
              Nederland", New York Branch dated January 3, 2000 (15)
     10.42    Seventh Amendment to Revolving Credit Agreement by and among
              UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.
              UniMark International, Inc. Simply Fresh Fruit, Inc., the
              guarantors, and Cooperatieve Centrale Raiffeisen- Boerenleenbank
              B.A., "Rabobank Nederland", New York Branch dated March 1, 2000
              (15)
     10.43    Standby Funding Commitment by and among The UniMark Group, Inc.
              and Promecap, S.C. dated April 17, 2000 (15)
     21       Subsidiaries of the Registrant (11)
     23       Consent of Ernst & Young LLP (15)
     27       Financial Data Schedule, year ended December 31, 1999 (15)
     27.1     Financial Data Schedule, restated, year ended December 31, 1998
              (15)
     27.2     Financial Data Schedule, restated, year ended December 31, 1997
              (15)

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

(10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(11) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated February 18, 1998.

(13) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1999.

(15) Filed herewith.