Form 10-K/A
period 1999-12-31
UNIMARK GROUP INC
filed 2000-05-01
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

MARK (ONE)
    [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the fiscal year ended December 31, 1999

                                       OR

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _________________ to ___________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of April 10, 2000 was $6,992,143. The number of shares of common stock outstanding as of April 10, 2000 was 13,938,326.

Documents Incorporated by Reference - None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers, directors, and key employees of the Company as of April 10, 2000.

Name                                        Age    Position
----                                        ---    --------
Soren Bjorn (4)(5)                          32     President, Chief Executive Officer, Secretary and Director
Charles Horne                               55     Chief Financial Officer
Soren Borre                                 56     Senior Vice President - Sales of UniMark Foods, Inc.
Roman Shumny                                43     Senior Vice President - Marketing of UniMark Foods. Inc.
Jakes Jordaan (1)(3)(6)                     38     Director (Chairman of the Board)

Jose Martinez Brohez                        56     President and Chief Executive Officer of GISE
Rafael Vaquero Bazan (5)                    45     Director, President and Chief Executive Officer of ICMOSA

Eduardo Vaquero Bazan                       41     Director,Vice President - Finance and  Administration of ICMOSA
Fernando Camacho Casas (1)(2)(3)(6)         45     Director
Federico Chavez Peon (1)(2)(3)(4)(5)(6)     33     Director
Luis A. Chico Pardo                         60     Director
Jose I. De Abiega Pons                      38     Director
Jerry W. Johnson (3)                        60     Director

    (1)  Members of the Audit Committee
    (2)  Members of the Stock Option Plan Committee
    (3)  Members of the Compensation Committee
    (4)  Members of the Director Option Plan Committee
    (5)  Members of the Executive Committee
    (6)  Members of the Nominating Committee

         Soren Bjorn has served as a Director of the Company since September 1998 and as the President and Chief Executive Officer of the Company and of UniMark Foods, Inc. since August 1998. Mr. Bjorn has served as Secretary of the Company since December 1998. In addition, he serves as Vice President of Flavorfresh Limited and as President of UniMark International. From May 1996 to August 1998, Mr. Bjorn served as Vice President of Operations of the Company. From January 1997 to August of 1998, Mr. Bjorn served as Executive Vice President and Chief Operating Officer of UniMark Foods, Inc. From January 1995 to May 1996, Mr. Bjorn served as Director of Operations for UniMark Foods, Inc., and from January 1993 to January 1995 he served as Product Manager for UniMark Foods, Inc.'s Sunfresh(R) brand product line. Mr. Bjorn received a master's degree in Business Administration from Texas Christian University in 1997, and a Business Administration degree in Marketing from Baylor University in 1992.

         Charles Horne joined the Company in March 1999 as Chief Financial Officer. From 1994 to 1999, Mr. Horne was a Partner in Horne-Alexander, a consulting firm providing financial and operational services to clients. From 1986 to 1994, Mr. Horne served as a consulting Partner with Ernst & Young LLP, and served in a variety of capacities including Regional Director of Quality Assurance for the Southern Region of the United States. From 1991 to 1993, Mr. Horne was Ernst & Young LLP's Country Managing Partner of Consulting for Spain. From 1968 to 1986, Mr. Horne was with Arthur Andersen & Co. where he was a Partner. Mr. Horne has a bachelor's of science degree in Industrial Administration from the University of Kentucky.

         Soren Borre joined UniMark Foods, Inc. in 1992 as Vice President - Sales. From 1989 until 1992, Mr. Borre served as Director of Sales and Marketing for Katrin Systems, Inc., an international paper products company.

         Roman Shumny joined the Company in November 1998 as Senior Vice President - Marketing of UniMark Foods, Inc. From 1996 to 1998, Mr. Shumny served as Senior Director of Marketing for the RadioShack division of Tandy Corporation, a publicly-held consumer electronics company. From 1992 to 1996, he served as Senior Marketing Manager for Timex Corporation, a privately-held watch, clock and wrist instrument company. From 1989 to 1992, Mr. Shumny served as Senior Product Manager for Bushnell, a division of Bausch and Lomb, Inc., a publicly-held healthcare and optics company. From 1985 to 1989, Mr. Shumny held the positions of Business Manager, Marketing Manager and Product Manager with Beatrice/Hunt-Wesson, Inc., a privately-held packaged food company. From 1978 to 1985, Mr. Shumny served as Product Manager, Associate Product Manager, National Account Sales Manager, District Sales Manager and Sales Representative with Union Carbide Corporation, a publicly-held chemical and consumer products company. Mr. Shumny has a bachelor's degree in Psychology from the University of Southern California.

         Jakes Jordaan has served as a Director of the Company since 1994. Presently, Mr. Jordaan is a member of Jakes Jordaan, PLLC, Dallas, Texas, (formerly known as Jordaan & Pennington, PLLC) a law firm specializing in corporate finance, securities and complex business litigation. From February 1991 until March 1994, Mr. Jordaan was a member of the law firm of Munsch, Hardt, Kopf, Harr & Dinan, P.C., Dallas, Texas, most recently as a shareholder. Mr. Jordaan is the past Chairman of the Securities Section of the Dallas Bar Association and is a member of the Texas Bar Association and the American Bar Association.

         Jose Martinez Brohez has served as Chief Executive Officer of Grupo Industrial Santa Engracia S.A. de C.V. ("GISE") since the GISE acquisition. Since 1989, he has also served as President and Chairman of the Board of Directors of GISE. Mr. Martinez is a co-founder and has been a director of the Asociacion Nacional De Procesadores De Citricos, the Mexican national association of citrus processors since 1991. He also serves on the Board of Directors of the following financial institutions: Banco Nacional De Mexico (Banamex); Bancomer, S.A. at Cd. Victoria, Tamps.; and Casa De Bolsa Arka at Monterrey, N.L. Mr. Martinez obtained his Bachelor of Science degree from Monterrey Tech and his Masters of Science and Ph.D. in Agriculture, Range Management and Animal Science from Texas A&M University.

         Rafael Vaquero Bazan is a co-founder of the Company and has served as a Director since its inception in 1992. From February 1998 to August of 1998, Mr. Vaquero served as President and Chief Executive Officer of the Company. Mr. Vaquero served as Vice-President of the Company from 1992 to 1996, and served as the Company's Executive Vice-President and Chief Operating Officer from 1996 to 1998. He has also served as general manager and has been in charge of operating the packing plants Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA") and Empacadora de Narajas Azteca S.A. ("Azteca") since 1978 and 1986, respectively. Mr. Vaquero served as President of Amafac, the Mexican National Fruit Section Packers Association from 1989 until 1991. Mr. Vaquero is the former President of the National Citrus Growers Association in Mexico and a former President of the National Citrus Packers Association in Mexico. He is also a former member of the Board of Directors of EMIT, a government sponsored entity involved in developing technology for the Mexican citrus industry. Mr. Vaquero has a Masters Degree in Business Administration from the University of Monterrey, Mexico. Mr. Rafael Vaquero Bazan is the brother of Mr. Eduardo Vaquero Bazan.

         Eduardo Vaquero Bazan has served as a Director of the Company since April 1994 and as Vice President - Finance and Administration of ICMOSA since January 1995. From 1988 until 1995, Mr. Vaquero was employed by Industrias Horticolas de Montemorelos, S.A. de C.V., a frozen fruit and vegetable processing plant, most recently as General Manager and Director. From 1982 to 1988, Mr. Vaquero served as a Divisional Director of Banca Serfin, a regional Mexican bank. Mr. Eduardo Vaquero Bazan is the brother of Mr. Rafael Vaquero Bazan.

         Fernando Camacho Casas has served as a Director of the Company since December 1994. Since September 1992, Mr. Camacho has served as General Director and co-founder of Operadora Agros, S.A. de

C.V. ("Agros"), a Mexican venture capital fund that invests primarily in the Mexican agricultural, horticultural and food industries. During 1991 and 1992 he served as a representative of the Mexican Ministry of Commerce in the North American Free Trade Agreement negotiations. From 1985 to 1990, Mr. Camacho served as an economist for Probursa, S.A. a large Mexican investment and securities brokerage firm. Mr. Camacho Casas received his degree in economics from the Autonomous Technological Institute of Mexico.

         Federico Chavez Peon has served as a Director of the Company since October 1998. Mr. Chavez Peon is a Director of Promecap, S.C., a financial advisory services firm for Mexico Strategic Investment Fund Ltd. From 1996 until 1997, Mr. Chavez Peon served as Risk Chief Director of Banco Santander Mexicano, S.A., an affiliate of Banco Santander, S.A., one of the most important financial institutions worldwide. From 1991 until 1996, Mr. Chavez Peon served as Corporate Banking Director of Banco Mexicano, S.A. an affiliate of Grupo Financiero InverMexico, S.A. de C.V., a leading financial institution in Mexico at that time. From 1987 until 1991, Mr. Chavez Peon served in various positions in the Corporate Banking Area of Casa de Bolsa Inverlat, one of the leading brokerage firms in Mexico at that time. Mr. Chavez Peon obtained a degree in Industrial Engineering at the National University of Mexico. Mr. Chavez Peon has been appointed and elected as a Director of the Company pursuant to the Mexico Strategic Advisors Transaction.

         Luis A. Chico Pardo has served as a Director of the Company since October 1998. Mr. Chico Pardo is a Director of Promecap, S.C., a financial advisory services firm for Mexico Strategic Investment Fund Ltd. Mr. Chico served as Vice President of the Mexican Banking Association and as a member of the National Securities Commission. From 1982 until 1988, Mr. Chico served as Chief Executive Officer of Banco BCH, a Mexican credit corporation. From 1977 until 1978, Mr. Chico served as Director of Public Sector Credit at Mexico's Secretariat of Finance and Public Credit. From 1964 until 1977, Mr. Chico acted as Deputy Manager of the International Division of Banco de Mexico (the nation's central bank) and was a member of the Technical Committee of FOMEX, which was a public institution responsible for promoting exports of manufactured products. Mr. Chico obtained a degree in Law and Economics at the National University of Mexico, from which he graduated with honors in 1963. Mr. Chico obtained a master's degree in Economics from the London School of Economics and Political Science. Mr. Chico Pardo has been appointed and elected as a Director of the Company pursuant to the Mexico Strategic Advisors Transaction.

         Jose I. De Abiga Pons has served as a Director of the Company since October 1998. Mr. Abegia Pons is a Director of Promecap, S.C., a financial advisory services firm for Mexico Strategic Investment Fund Ltd. From 1992 to 1997, Mr. Abiega Pons served as Deputy Managing Director, responsible for international and trading affairs, for Banco Santander Mexicano, one of Mexico's largest financial institutions. From 1989 to 1991, Mr. Abiega Pons served as financial advisor for Santander Management, Inc., a subsidiary of Grupo Santander, responsible for the investment decisions of its Emerging Mexico Fund. From 1987 to 1989, Mr. Abiega Pons served as Chief Executive Officer of Ingenieria Cambiaria Casa de Cambio, a foreign exchange operator in Mexico. From 1984 to 1987, Mr. Abiega Pons served as Chief Operating Officer of Inverworld, Inc., a licensed broker dealer in San Antonio, Texas. Mr. Abiega Pons obtained a degree in Industrial Engineering at the Anahuac University of Mexico. Mr. Abiega Pons has been appointed and elected as a Director of the Company pursuant to the Mexico Strategic Advisors Transaction.

         Jerry W. Johnson has served as a Director of the Company since October 1998. Mr. Johnson is a Professor in the Marketing Department of the Hankamer School of Business, Baylor University, Waco, Texas, from 1974 to the present. Mr. Johnson also has served as Chairperson of the Department of Marketing of the Hankamer School of Business from 1992 to the present. Mr. Johnson is a partner at Johnson, Moore, Kelly and Associates, a consulting firm primarily focused on economic revitalization of downtown areas, bank marketing programs and business location feasibility studies. From 1970 to 1974, Mr. Johnson served as Associate Vice President for Business Affairs for the University of Arkansas System. From 1969 to 1970, Mr. Johnson served as Director of Economic Analysis for the Planning Consultants firm James A. Vizzier in Fayetteville, Arkansas. Mr. Johnson has authored a number of publications focused on business, marketing and management, and has presented similar topics at various seminars.

Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the NASDAQ Stock Market. Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the representations made by the reporting persons to the Company, the Company believes that during the year ended December 31, 1999, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the years ended December 31, 1997, 1998 and 1999 paid by the Company to its chief executive officers and to one other executive officer of the Company who received compensation in excess of $100,000 for the year ended December 31, 1999 (the "named executive officers"). No other executive officers received compensation exceeding $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION       LONG-TERM COMPENSATION AWARDS
                                     -------------------       -----------------------------

                                                                        RESTRICTED  SECURITIES
                                                         OTHER ANNUAL   STOCK       UNDERLYING    ALL OTHER
                              YEAR    SALARY     BONUS   COMPENSATION   AWARD(S)     OPTIONS     COMPENSATION
                              ----   --------    -----   ------------   --------   ------------  ------------
Jorn Budde...................
  Former President and        1997   $120,000     -0-         (1)          -0-          -0-          -0-
  Chief Executive             1998   $120,000     -0-         (1)          -0-          -0-          -0-
  Officer (2)

Rafael Vaquero Bazan......... 1998   $ 78,000     -0-         (1)          -0-          -0-          -0-
  President,
  Chief Operating
  Officer (3)

Soren Bjorn.................. 1998   $ 77,083   $13,864       (1)          -0-      100,000(6)       -0-
  President, Chief            1999   $132,940   $26,957
  Executive Officer
  and Secretary (4)

Charles Horne................ 1999   $134,465   $35,213       (1)          -0-       70,000(7)       -0-
  Chief Financial Officer (5)

(1) The compensation described in this table does not include medical insurance and other benefits received by the executive officers which are available generally to all employees of the Company and perquisites and other personal benefits received by these executive officers of the Company, the value of which does not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.

(2)  Resigned from the Company in February 1998.

(3) From February 1998 to August 1998, Mr. Vaquero served as President and Chief Executive Officer of the Company. From 1998 to August 1998, Mr. Vaquero resigned as President and Chief Executive Officer and was elected as Chief Operating Officer of the Company.

(4) From May 1996 to August 1998, Mr. Bjorn served as Vice President of Operations and Chief Operating Officer of the Company. In August 1998, Mr. Bjorn was elected to serve as President, Chief Executive Officer and, in September 1998, he was elected to serve as a Director of the Company. Mr. Bjorn was elected to serve as Secretary of the Company in December 1998.

(5)  Mr. Horne became Chief Financial Officer in March 1999.

(6) The options consist of 30,000 shares granted in prior years at an exercise price of $7.50 per share with a four year expiration and vesting one-fourth each year and two separate grants in 1999 to purchase 70,000 shares of common stock with exercise prices of $2.50 per share, a four year expiration and vesting one-fourth each year.

(7) The options were granted in two separate grants of options to purchase 70,000 shares of common stock. The first grant was for 50,000 shares with an exercise price of $2.63, a four year expiration and immediate vesting. The second was for 20,000 shares with an exercise price of $2.50, a four year expiration and vesting one-fourth each year.

STOCK OPTION GRANTS AND EXERCISES IN 1999

         The following table sets forth the grants of stock options to the named executive officers during 1999.

                            Option Grants During 1999

                    Number    Percentage
                      of       of Total                               Potential Realizable Value at Assumed
                  Securities    Options                                    Annual Rates of Stock Price
                  Underlying   Granted to   Exercise                     Appreciation for Option Term (3)
      Name         Options     Employees    Price Per    Expiration   --------------------------------------
                   Granted    During 1999     Share         Date           0%           5%            10%
----------------- ---------- ------------- ------------ ------------- ------------ -----------   -----------
Soren Bjorn (1)    70,000       23.3%         $2.50       12/31/04       $ -0-        $ -0-         $ -0-
Charles Horne (2)  50,000       16.7%         $2.63       03/31/04         -0-          -0-           -0-
                   20,000        6.6%         $2.50       12/31/04         -0-          -0-           -0-

(1) The options were granted in two separate grants of options to purchase 70,000 shares of common stock. The first grant was made on December 14, 1999 and the second on December 22, 1999, both at exercise prices of $2.50 per share, with four year expirations and vesting one-fourth each year.

(2) The options were granted in two separate grants of options to purchase 70,000 shares of common stock. The first grant was made on March 31, 1999 for 50,000 shares with an exercise price of $2.63, a four year expiration and immediate vesting, The second grant was for 20,000 shares with an exercise price of $2.50, a four year expiration and vesting one-fourth each year.

(3) Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by closing market price on the date of grant for a share of common stock, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option and subtracting from that result the aggregate option exercise price. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices.

     There were no stock options exercised by Messrs. Bjorn or Horne during 1999.

     The following table sets forth information with respect to the value of unexercised options granted during the last completed fiscal year and in prior years to the named Executive Officers with respect to option exercises by those persons during the last completed fiscal year:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTION

                                                                 NUMBER OF SECURITIES     VALUE OF UNEXERCISED IN-THE-
                                                                UNDERLYING UNEXERCISED           MONEY OPTIONS
                                                                  OPTIONS AT FY-END              AT FY-END (2)
                                                               -------------------------   -------------------------

                         Shares Acquired
                           on Exercise     Value Realized (1)  Exercisable/Unexercisable   Exercisable/Unexercisable
                        ------------------ ------------------  --------------------------  -------------------------
Jorn Budde                      -0-               -0-                     -0-                        -0-
Rafael Vaquero Bazan            -0-               -0-                     -0-                        -0-
Soren Bjorn                     -0-               -0-                 40,000/60,000                  -0-
Charles Horne                   -0-               -0-                 55,000/15,000                  -0-

(1) Based on the difference between the market price of the securities underlying the options on the date of exercise and the exercise price of the options.

(2) Based on the difference between the market price of the securities underlying the options at fiscal year-end and the exercise price of the options.

DIRECTOR COMPENSATION

         Directors do not currently receive any cash compensation for serving on the Board of Directors. Independent directors automatically receive an initial grant of stock options to purchase 20,000 shares of common stock upon their appointment to the Board of Directors. Independent directors automatically receive annual grants of options to purchase 5,000 shares of common stock as of the date following each annual meeting. The Company granted Fernando Camacho Casas, Jakes Jordaan and Jerry Johnson each options to purchase 5,000 shares of common stock with an exercise price of $2.938 in 1999.

EMPLOYMENT AGREEMENTS

         The Company entered into an Employment Agreement with Roman Shumny dated November 30, 1998 for his services as Senior Vice President - Marketing of UniMark Foods, Inc. The Employment Agreement provides that for the period of November 30, 1998 through November 30, 1999, which has been extended to November 30, 2000 pursuant to the Employment Agreement, he will be paid annual base compensation of not less than $105,000 through the end of the Company's fiscal year ending December 31, 1999; he will be eligible to receive an annual bonus payment in accordance with the Corporation's incentive plan to be established by the Company; and he received options to acquire 20,000 shares of Common Stock under the Corporation's 1994 Employee Stock Option. He may terminate his employment with the Company, within 60 days after the occurrence of a Change in Control (as defined in the Employment Agreement) for any reason or without reason, with the right to a lump sum severance payment equal to his base compensation as determined pursuant to the Employment Agreement for six months. If his employment is terminated by the Corporation without cause, he will receive severance in one payment equal to his base compensation as determined pursuant to the Employment Agreement for six months. In addition, he may receive payment for reasonable executive level outplacement costs.

         The Company entered into an Employment Agreement with Charles Horne dated March 31, 1999 for his services as Chief Financial Officer of the Company. The Employment Agreement provides that for the period of March 31, 1999 through March 31, 2003, unless extended to March 31, 2004 pursuant to the Employment Agreement, he will be paid base compensation at the annualized rate as follows, less taxes and other usual deductions: $180,000 for the 12 month period ending March 31, 2000; $189,000 for the 12 month period ending March 31, 2001; $198,450 for the 12 month period ending March 31, 2002; and $208,372 for the 12 month period ending March 31, 2003; he will be eligible to receive bonus performance compensation, composed of subjective review and financial performance components, not to exceed 50 percent of his applicable base compensation amount; and he received options to acquire 50,000 shares of Common Stock and will receive, on an annualized basis, options to acquire 10,000 shares of Common Stock under the Corporation's 1994 Employee Stock Option. He may terminate his employment with the Company, within 60 days after the occurrence of a Change in Control (as defined in the Employment Agreement) for any reason or without reason, with the right to a lump sum severance payment within 15 days after such termination equal to his then applicable base compensation as determined pursuant to the Employment Agreement for 12 months. If his employment is terminated by the Corporation without cause, he will receive a lump sum severance payment within 15 days after such termination equal to his then applicable base compensation as determined pursuant to the Employment Agreement for 12 months within 15 days after such termination. In addition, he may receive payment for reasonable executive level outplacement costs.

STOCK OPTION PLANS

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Board of Directors has established a Compensation Committee to review and approve the compensation levels of executive officers of the Company, evaluate the performance of the executive officers, consider senior management succession issues and any related matters for the Company. The Compensation Committee is charged with reviewing with the Board of Directors in detail all aspects of cash compensation for the executive officers of the Company. Stock option compensation for the executive officers is also considered by the Compensation Committee.

         The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include preserving a strong financial posture, increasing the assets of the Company, positioning the Company's assets and business operations in geographic markets and industry segments offering long term growth opportunities, enhancing shareholder value and ensuring the survival of the Company. The accomplishment of these objectives is measured against conditions in the industries within which the Company operated. In recent years these conditions reflect a highly competitive market environment and rapidly changing regional, geographic and overall industry market conditions.

         The available forms of executive compensation include base salary, cash bonus awards and incentive stock options. Performance of the Company is a key consideration (to the extent that such performance can fairly by attributed or related to such executive's performance), as well as the nature of each executive's responsibilities and capabilities. The Company's compensation policy recognizes, however, that stock price performance is only one measure of performance and, given industry business conditions and the long term strategic direction and goals of the Company, it may not necessarily be the best current measure of executive performance. Therefore, the Company's compensation policy also gives consideration to the Company's achievement of specified business objectives when determining executive officer compensation. Compensation paid to executive officers is based upon a Company-wide salary structure consistent for each position relative to its authority and responsibility compared to industry peers.

         Based on comparative industry data, and after due consideration to the factors mentioned above, the Compensation Committee set Soren Bjorn's salary at $133,000 for 1999 and Charles Horne's salary for 1999 was established in accordance with his employment agreement. The Committee awarded cash bonuses in 1999 of $26,957 to Soren Bjorn and $35,213 to Charles Horne. In addition, both Soren Bjorn and Charles Horne were each granted options to purchase 70,000 shares of common stock.

                                                       Respectfully submitted

                                                       COMPENSATION COMMITTEE

                                                       Jakes Jordaan
                                                       Federico Chavez Peon
                                                       Fernando Camacho Casas
                                                       Jerry Johnson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1999, no member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to ITEM 404 of Commission Regulation S-K. No executive officer of the Company served as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers served as a director of the Company.

PERFORMANCE GRAPH

         The chart below sets forth a line graph comparing cumulative total return of the Company's common stock to the S&P 500 Index and the S&P Foods Index for the five year period commencing December 31, 1994 and ending December 31, 1999. Each indices assumes $100 invested in the Company's common stock at December 31, 1994, and that dividends, if any, were reinvested.

                                [GRAPHIC OMITTED]

                       Comparative Five-Year Total Returns

                           1994     1995     1996     1997     1998     1999
                          ------   ------   ------   ------   ------   ------
The UniMark Group, Inc.   $  100   $  359   $  230   $  111   $   65   $   37
S&P 500 Index             $  100   $  144   $  177   $  236   $  303   $  367
S&P Foods Index           $  100   $  146   $  173   $  248   $  268   $  211

Note: The UniMark Group, Inc. management consistently cautions that the stock price performance shown in the table should not be considered indicative of potential future stock price performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership, to the Company's knowledge, of the Company's common stock as of April 10, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (ii) each named officer; (iii) each of the Company's directors; and (iv) all executive officers and directors of the Company as a group.

                                          Amount and Nature of Beneficial
               Names                               Ownership (1)            Percent of Class (1)
----------------------------------------  -------------------------------   --------------------
Executive Officers and Directors:

    Soren Bjorn(2) .....................               47,800                        **
    Rafael Vaquero Bazan ...............                5,000                        **
    Eduardo Vaquero Bazan ..............                  -0-                        --
    Fernando Camacho Casas (4)..........              219,065                      1.48
    Jakes Jordaan (5) ..................               58,500                        **
    Jose Martinez Brohez (3)(8) ........              336,000                      2.20
    Federico Chavez Peon (6)(9) ........            6,299,959                     45.20
    Luis A. Chico Pardo (6)(9) .........            6,299,959                     45.20
    Jose I. De Abiega Pons (6)(9) ......            6,299,959                     45.20
    Jerry Johnson (10) .................               25,000                        **

Executive Officers and Directors as
a group (13 persons) (7) ...............            7,135,874                     51.20

Other Five Percent Holders:

    M&M Nominee L.L.C. (9) ............            6,299,959                     45.20

------------------------------
**Less than 1%

(1) In calculating the percentage of total class ownership, the number of outstanding shares used was 13,938,326. This number does not include: (i) 243,000 shares of Common Stock issuable upon exercise of currently outstanding options granted under the 1994 Employee Stock Option Plan; (ii) 35,000 shares of Common Stock issuable upon exercise of currently outstanding options granted under the Company's 1994 Stock Option Plan for Directors; and 250,000 shares of Common Stock issuable upon exercise of currently outstanding options granted under the 1999 Stock Option Plan.

(2) Includes 40,000 shares of Common Stock underlying presently exercisable stock options.

(3) Includes 240,000 shares of Common Stock held by Asesoria Garza Jasso, S.C., a Mexican entity of which he is a general partner. He shares voting and investing power with all other general partner's of such entity.

(4) Includes 206,565 shares of Common Stock held by Agros, a Mexican entity of which Mr. Camancho Casas is a managing director, and includes 12,500 shares of Common Stock underlying exercisable stock options. Mr. Camacho Casas disclaims beneficial ownership of the Agros shares.

(5) Includes 12,500 shares of Common Stock underlying presently exercisable stock options.

(6) Includes 6,299,959 shares of Common Stock owned by M & M Nomiee L.L.C. He disclaims beneficial ownership of such securities.

(7) Includes 193,750 shares of Common Stock underlying presently exercisable stock options.

(8) Includes 30,000 shares of Common Stock underlying presently exercisable stock options.

(9) On March 29, 1999, the Company sold 2,000,000 newly issued shares of Common Stock to M & M Nominee L.L.C. In connection with the March 29, 1999 transaction, M & M Nominee L.L.C. ("M & M") surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to M & M in the July 17, 1998 transaction. M & M is owned 80% by Mexico Strategic Investment Fund Ltd. ("MISF"), and 20% by Madera L.L.C. ("Madera"). M & M' s principal business is investment in securities.

     Pursuant to regulations promulgated under Section 13(d) of the Securities Exchange Act of 1934, Mexico Strategic Advisors L.L.C. (by virtue of the Advisory Contract) may be deemed a beneficial owner of securities held for the account of M & M (as a result of the contractual authority of Mexico Strategic Advisor L.L.C. with MSIF and Madera to exercise voting and dispositive power with respect to such securities).

     Except to the extent that information is believed to be otherwise known by the Company, the information given is as of September 15, 1999, as reported by Mexico Strategic Advisors L.L.C. in its Amendment No. 5 to the initial statement on Schedule 13D dated July 7, 1998 and all amendments thereto filed with the Securities and Exchange Commission.

(10) Includes 25,000 shares of Common Stock underlying presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorales, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is responsible for all raw material and operating costs and the sale of finished goods produced at the IHMSA plant. Payments made pursuant to the operating agreement were $495,924 for the year ended December 31, 1999. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. Under the agreement, which has been extended to January 1, 2001, the Company has the option to buy the IHSMA facility for $4.5 million. The Company believes that said arrangement is no less favorable to the Company than would be available from unrelated third parties.

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

         Effective July 1, 1995, the Company entered into a ten-year operating agreement with Empacadora de Naranjas Azteca, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value. The Company believes that said arrangement is no less favorable to the Company than would be available from unrelated third parties.

         In November 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 260 hectares (642 acres) of land located in Loma Bonita, Oaxaca, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by Rafael Vaquero, who is also a director and shareholder of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties. Rent expense on the lease was $78,000, for the year ended December 31, 1999.

         The Company operates a 144 acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten-year operating agreement that expires in 2000. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Aztea. The Vaquero family owns a 14.3% interest in the partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties. Fruit purchases from the grove were $146,000 for the year ended December 31, 1999.

         During 1999, the Company paid Jakes Jordaan, PLLC $170,379 for legal services rendered. Mr. Jordaan, a director and, commencing in February 1998, chairman of the Company, is a member of Jakes Jordaan, PLLC. The Company believes that said arrangement is no less favorable to the Company than would be available from unrelated third parties.

         At December 31, 1999, the Company has a promissory note receivable from a certain director in the amount of $186,000. This promissory note is unsecured and bears interest at the rate of 10% per annum and is due on demand.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                The UniMark Group, Inc.
                                                     (Registrant)

                                      By:        /s/  Soren Bjorn
                                         --------------------------------------
                                                     Soren Bjorn
                                         President and Chief Executive Officer
Dated:  May 1, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

               SIGNATURE                                  TITLE                         DATE
----------------------------------------  --------------------------------------    ------------
  /s/  Jakes Jordaan                      Director, Chairman                         May 1, 2000
  --------------------------------------
  Jakes Jordaan

  /s/  Soren Bjorn                        President, Chief Executive Officer and     May 1, 2000
  --------------------------------------  Director (Principal Executive Officer)
  Soren Bjorn

  /s/  Charles A. Horne                   Chief Financial Officer (Principal         May 1, 2000
  --------------------------------------  Financial and Accounting Officer)
  Charles A. Horne

  /s/  Rafael Vaquero Bazan               Director                                   May 1, 2000
  --------------------------------------
  Rafael Vaquero Bazan

  /s/  Eduardo Vaquero Bazan              Director                                   May 1, 2000
  --------------------------------------
  Eduardo Vaquero Bazan

  /s/  Federico Chavez Peon               Director                                   May 1, 2000
  --------------------------------------
  Federico Chavez Peon

  /s/  Luis A. Chico Pardo                Director                                   May 1, 2000
  --------------------------------------
  Luis A. Chico Pardo

  /s/  Jose I. De Abiega Pons             Director                                   May 1, 2000
  --------------------------------------
  Jose I. De Abiega Pons

  /s/  Fernando Camacho Casas             Director                                   May 1, 2000
  --------------------------------------
  Fernando Camacho Casas

  /s/  Jerry W. Johnson                   Director                                   May 1, 2000
  --------------------------------------
  Jerry W. Johnson