Form 10-Q
period 2000-03-31
UNIMARK GROUP INC
filed 2000-05-22
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    MARK (ONE)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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
                                             ---     ---
         As of May 19, 2000, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value: 13,938,326 shares

                                     INDEX



                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 1999 and March 31, 2000....................................................... 3
          Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1999 and 2000......................................... 4
          Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1999 and 2000......................................... 5
          Notes to Condensed Consolidated Financial Statements - March 31, 2000........................ 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................................12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................19


Item 2.   Sale of Unregistered Securities..............................................................19


Item 3.   Defaults Upon Senior Securities..............................................................19


Item 4.   Submission of Matters to a Vote of Security Holders..........................................19


Item 5.   Other Information............................................................................19


Item 6.   Exhibits and Reports on Form 8-K.............................................................19




SIGNATURES.............................................................................................20

                            THE UNIMARK GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                           DECEMBER 31,    MARCH 31,
                                                                              1999           2000
                                                                             --------      --------
                                                                             (NOTE 1)     (UNAUDITED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents ...........................................     $  4,068      $  3,347
   Accounts receivable - trade, net of allowance of $378 in
     1999 and $365 in 2000 .............................................        7,273         6,090
   Accounts receivable - other .........................................          478           725
   Notes receivable ....................................................          762           769
   Inventories .........................................................       15,521        20,429
   Income and value added taxes receivable .............................        1,478         1,755
   Prepaid expenses ....................................................        1,011           791
                                                                             --------      --------
         Total current assets ..........................................       30,591        33,906
Property, plant and equipment, net .....................................       41,387        42,114
Deferred income taxes ..................................................        2,788         2,788
Goodwill, net ..........................................................        2,958         2,938
Identifiable intangible assets .........................................          166           143
Due from related parties ...............................................        1,602         1,599
Notes receivable, less current portion .................................        1,060           982
Other assets ...........................................................        1,800         1,813
                                                                             --------      --------
         Total assets ..................................................     $ 82,352      $ 86,283
                                                                             ========      ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ...............................................     $ 21,551      $ 22,643
   Current portion of long-term debt ...................................          898           717
   Accounts payable - trade ............................................        3,209         2,898
   Accrued liabilities .................................................        4,359         4,630
   Income taxes payable ................................................          104            --
   Deferred income taxes ...............................................        5,333         5,305
                                                                             --------      --------
         Total current liabilities .....................................       35,454        36,193
Long-term debt, less current portion ...................................        6,207         9,384
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 13,938,326 in
       1999 and in 2000 ................................................          139           139
   Additional paid-in capital ..........................................       63,766        63,766
   Accumulated deficit .................................................      (23,214)      (23,199)
                                                                             --------      --------
         Total shareholders' equity ....................................       40,691        40,706
                                                                             --------      --------
         Total liabilities and shareholders' equity ....................     $ 82,352      $ 86,283
                                                                             ========      ========

                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                                                          1999              2000
                                                       -----------      -----------
                                                           (IN THOUSANDS, EXCEPT
                                                                    FOR
                                                             PER SHARE AMOUNTS)

Net sales ........................................     $    16,253      $    14,457
Cost of products sold ............................          11,634           10,769
                                                       -----------      -----------
Gross profit .....................................           4,619            3,688
Selling, general and administrative expenses .....           3,553            3,008
                                                       -----------      -----------
Income from operations ...........................           1,066              680
Other income (expense):
   Interest expense ..............................            (848)            (775)
   Interest income ...............................              22              113
   Foreign currency translation gain (loss) ......            (311)             126
                                                       -----------      -----------
                                                            (1,137)            (536)
                                                       -----------      -----------
Income (loss) before disposal of certain
   operations and income taxes ...................             (71)             144
Operating results of certain operations
   disposed of during 1999:
        Net sales ................................           4,077               --
        Costs and expenses .......................          (4,374)              --
                                                       -----------      -----------
        Operating loss ...........................            (297)              --
                                                       -----------      -----------
Income (loss) before income taxes ................            (368)             144
Income tax expense ...............................             863              129
                                                       -----------      -----------
Net income (loss) ................................     $    (1,231)     $        15
                                                       ===========      ===========

Basic and diluted earnings (loss) per share ......     $     (0.10)     $      0.00
                                                       -----------      -----------

                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                   1999              2000
                                                                                -----------      -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) .........................................................     $    (1,231)     $        15
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation ..........................................................             740              652
    Amortization of intangible assets .....................................             160               43
    Deferred income taxes .................................................           1,048              (28)
    Cash provided by (used in) operating working capital:
        Receivables .......................................................          (1,172)             652
        Inventories .......................................................          (4,005)          (4,908)
        Prepaid expenses ..................................................             336              220
        Accounts payable and accrued expenses .............................             (10)            (144)
                                                                                -----------      -----------
Net cash used in operating activities .....................................          (4,134)          (3,498)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ................................            (928)          (1,379)
Decrease (increase) in amounts due from related parties ...................              (8)               3
Decrease (increase) in other assets .......................................             (67)              65
                                                                                -----------      -----------
Net cash used in investing activities .....................................          (1,003)          (1,311)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ................................           5,000               --
Increase in short-term debt ...............................................           4,207            1,092
Proceeds from long-term debt ..............................................              55            3,198
Payments of long-term debt ................................................            (124)            (202)
                                                                                -----------      -----------
Net cash provided by financing activities .................................           9,138            4,088
                                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents ......................           4,001             (721)
Cash and cash equivalents at beginning of period ..........................           4,247            4,068
                                                                                -----------      -----------
Cash and cash equivalents at end of period ................................     $     8,248      $     3,347
                                                                                ===========      ===========

                            See accompanying notes.

                            THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

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

      Going Concern Considerations: As of March 31, 2000 the Company has several projects and commitments requiring substantial capital. The Company's cash requirements for 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditure needs. Although the Company is exploring various financing options, possibly including a sale or other independent financing of one of its lines of business, and believes sufficient capital will ultimately be available, there can be no assurances that adequate financing or capital can be obtained on acceptable terms or at all. The inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments.

      The Company's revolving credit facilities were scheduled to mature on March 31, 2000, but in a commitment letter dated April 13, 2000, the lender has agreed to extend the maturity to January 1, 2001. In addition, the primary lender has agreed to make certain modifications and amendments to the agreements covenants and conditions. The amendment to the covenants will eliminate the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also requires the Company to obtain at least $2.5 million in new equity by July 1, 2000, increases the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas. Although the Company's revolving credit facilities are being extended until January 1, 2001, no assurances can be given that the lender will continue to renew such loan facilities and, perhaps the Company's ability to continue as a going concern.

      The Company obtains a substantial amount of its raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters could increase the cost of the Company's raw material or otherwise adversely affect the Company's operations. Competitors may be affected differently upon their ability to obtain adequate supplies from sources in other geographic areas. If the Company is unable to pass along the increased raw materials cost, the financial condition and results of operations of the Company could be materially adversely affected.

      Interim Financial Statements: The condensed consolidated financial statements at March 31, 2000, and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of future financial results.

      Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

      In September 1999, the Board of Directors of the Company approved a strategic plan for its packaged fruit segment designed to maximize shareholder value by leveraging the Company's manufacturing facilities in Mexico with its Sunfresh(R) brand and distribution network in the United States. Two of the Company's subsidiaries, Les Produits Deli-Bon Inc. ("Deli-Bon") and Simply Fresh Fruit, Inc. ("Simply Fresh") primarily sold private label fruit salads to the food service industry and non-branded fresh cut fruit. Because the Company believed that these lines of business offered less attractive growth opportunities and lower operating margins than its Sunfresh(R) brand product lines and did not further the Company's strategic objectives, the decision was reached to divest these subsidiaries.

      During October 1999, the Company completed the sale of its Canadian subsidiary, Deli-Bon, in a transaction valued at approximately $1.4 million, and sold substantially all the assets of its California based subsidiary, Simply Fresh, in a transaction valued at approximately $3.6 million. Both transactions included cash payments at closing and short and long-term secured notes. In addition, the Simply Fresh sale included the forgiveness of the remaining payments under a certain covenant-not-to-compete and the return to the Company of 68,182 shares of UniMark common stock owned by the principal buyer.

      These transactions resulted in the Company recording losses of approximately $1.5 million in 1999. The results of operations for both Deli-Bon and Simply Fresh for the three months ended March 31, 1999 have been reclassified from sales and expenses and included in the condensed consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in Note 8 has been restated to reflect the above reclassifications.

NOTE  3  -  LIQUIDITY AND CAPITAL RESOURCES

      The Company has existing loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $15.9 million at

March 31, 2000. These agreements are as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At March 31, 2000 the Company had outstanding loan balances under the revolving credit agreements of $13.5 million.

      These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent of the bank.

      As of December 31, 1999, the Company was not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios to working capital, total debt and debt service and, accordingly, was in default of these agreements. The Company has received waivers of these defaults and any additional defaults that may exist at March 31, 2000 from the primary lender. In addition, the primary lender has committed to extend the maturity date of the agreements to January 1, 2001 and make certain modifications and amendments to the agreements covenants and conditions. The amendment to the covenants will eliminate the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also requires the Company to obtain at least $2.5 million in new equity by July 1, 2000, increases the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas.

      In recent years, the Company has relied upon bank financing, principally short-term, to finance its working capital and certain expenditure needs. Although these revolving credit facilities with Rabobank Nederland are being extended until January 1, 2001, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities or that such loans will not be called in the event of default due to noncompliance with the loan covenants during the year 2000. Presently, the Company is in discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities could have a material adverse effect on the Company and its ability to continue as a going concern.

      The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures and capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, the Company is in discussions with other financial institutions regarding further extending or replacing it existing debt facilities. Although no assurances can be given, the Company believes it will be able to obtain such debt facilities on terms acceptable to the Company. The failure to obtain such debt facilities could have a material adverse effect on the Company. UniMark believes that anticipated revenue from operations, the Commitment described below and existing and future debt facilities will be adequate for its working capital requirements for at least the next twelve months.

      On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Captialization e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of March 31, 2000, advances under the Agreement were $3.2 million (30,000,000 Mexican pesos).

      The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of March 31, 2000, accretion accrued under the Agreement amounted to $36,000. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

      On April 17, 2000, the Company entered into a Stand-by Funding Commitment (the "Commitment") with an affiliate of its largest shareholder (the "Affiliate") to sell, at the Company's option, on or before July 1, 2000, a $2.5 million 12% Convertible Subordinated Debenture (the "Debenture") subject to certain terms and conditions. The Affiliate, upon purchase, has the option at anytime during the five-year period to convert the Debenture into Company common stock at 75% of the average closing prices for the Company's common stock over the thirty-day period prior to exercise. The Commitment will terminate upon completion of specified future transactions by the Company.

NOTE  4  -  RELATED PARTY TRANSACTIONS

      Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. Under the agreement, which has been extended to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million.

      The Company has elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At March 31, 2000 amounts due from IHMSA of $1,599,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option, which is expected to occur during 2000.

      Effective July 1, 1995, the Company entered into a ten-year operating agreement with Empacadora de Naranjas Aztec, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax, and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

      In November 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 260 hectares (642 acres) of land in Loma Bonita, Oaxaca, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by an officer, who is also a director and shareholder of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties.

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

NOTE  6  -  NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------
                                                               1999         2000
                                                           ------------- ------------
                                                             (IN THOUSANDS, EXCEPT
                                                                      FOR
                                                              PER SHARE AMOUNTS)
NUMERATOR
Net income (loss) ....................................     $   (1,231)     $       15

DENOMINATOR
Denominator for basic and diluted earnings per share -
  weighted average shares outstanding ................         12,005          13,938
                                                           ==========      ==========

Basic and diluted earnings (loss) per share ..........     $    (0.10)     $     0.00
                                                           ==========      ==========


      The Company had options and warrants outstanding of 447,000 at March 31, 1999 and had options outstanding of 528,000 at March 31, 2000 that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

      Loss per basic and diluted share for the three months ended March 31, 1999, calculated as if the Deli-Bon and Simply Fresh dispositions had occurred on January 1, 1999, would have been $(0.08).

NOTE  7  -  INVENTORIES

    Inventories consist of the following:


                                   DECEMBER 31,      MARCH 31,
                                      1999             2000
                                  ------------     ------------
                                         (IN THOUSANDS)
Finished goods:
    Cut fruits ..............     $      6,750     $      8,690
    Juice and oils ..........            2,814            5,876
                                  ------------     ------------
                                         9,564           14,566
Pineapple orchards ..........            1,717            1,753
Raw materials and supplies ..            2,995            2,823
Advances to suppliers .......            1,245            1,287
                                  ------------     ------------
           Total ............     $     15,521     $     20,429
                                  ============     ============

NOTE  8  -  SEGMENT INFORMATION

      The Company has two reportable segments: packaged fruit and juice and oil.


                                                 PACKAGED          JUICE
                                                   FRUIT           & OIL          TOTAL
                                                ------------    -----------     -----------
THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers...........       $11,562         $ 2,895        $ 14,457
Inter-segment revenues.....................            56              --              56
Segment profit (loss)......................           718            (199)            519

THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers...........      $ 14,137         $ 2,116        $ 16,253
Inter-segment revenues.....................           145              --             145
Segment profit (loss) .....................           542            (170)            372

      The following are reconciliations of reportable segment profit or loss to the Company's consolidated totals.


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                               1999            2000
                                                            ----------      ----------

Total profit for reportable segments ..................     $      372      $      519
Amortization of subsidiary acquisition costs
  recognized in consolidation .........................            (70)            (70)
Unallocated corporate general and administrative
  expenses ............................................           (373)           (305)
                                                            ----------      ----------
Income (loss) before disposal of certain operations
   and income taxes....................................            (71)            144
Operating loss of certain operations disposed of
   in 1999 ............................................           (297)             --
                                                            ==========      ==========
  Income (loss) before income taxes ...................     $     (368)     $      144
                                                            ==========      ==========

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

RESULTS OF OPERATIONS

      The following table sets forth certain condensed consolidated financial data, after reflecting 1) disposition of certain operations disposed of during 1999 and 2) the reclassifications of customer discounts and allowances and freight expenses (which are more fully discussed in Notes 1 and 2 to the condensed consolidated financial statements), expressed as a percentage of net sales for the periods indicated:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                             1999          2000
                                                            -------       -------
Net sales .............................................       100.0%        100.0%
Cost of products sold .................................        71.6          74.5
                                                            -------       -------
Gross profit ..........................................        28.4          25.5
Selling, general and administrative expenses ..........        21.9          20.8
                                                            -------       -------
Income from operations ................................         6.5           4.7
Other income (expense):
    Interest expense ..................................        (5.2)         (5.4)
    Interest income ...................................         0.1           0.8
    Foreign currency translation gain (loss) ..........        (1.9)          0.9
                                                            -------       -------
Income (loss) before disposal of certain operations and
    income taxes ......................................        (0.5)          1.0
Operating loss of certain operations disposed of
    during 1999 .......................................        (1.8)           --
                                                            -------       -------
Income (loss) before income taxes .....................        (2.3)          1.0
Income tax expense ....................................         5.3            .9
                                                            -------       -------
Net income (loss) .....................................        (7.6)          0.1
                                                            =======       =======

Three Months Ended March 31, 2000 and 1999

      Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $2.5 million from $14.1 million in 1999 to $11.6 million in 2000, or 17.7%. This sales decrease was primarily caused by a 59.2% decrease in food service sales from $1.9 million in 1999 to $0.8 million in 2000, a decrease in retail sales of 9.2% from $7.2 million in 1999 to $ 6.6 million in 2000 and a decrease in sales to Japan of 20.8% from $2.8 million in 1999 to $2.2 million in 2000. Food service and retail sales decreases were impacted by reduced product lines and product offerings as part of the Company's previously disclosed cost cutting efforts, which were made in the second half of 1999. The decrease in sales to Japan was caused by reduced demand for these products in the first quarter of 2000.

      Citrus juice and oil sales increased 35.2% from $2.2 million in 1999 to $2.8 million in 2000. This increase resulted primarily from a slight improvement in the market prices of frozen concentrate orange juice in the 2000 period compared to the 1999 period, as well as an increase in the availability of raw materials.

      As a result of the foregoing, net sales decreased 11.1% from $16.3 million in 1999 to $14.5 million in 2000 due to reduced sales in packaged fruit which was partially offset by the increase in citrus juice and oil sales.

      Gross profit, as a percentage, for packaged fruit sales increased from 28.7% in 1999 to 30.2% in 2000. This increase was primarily the result of favorable raw material costs, elimination of lower margin products and improved controls over allowances and discounts given to customers.

      Citrus juice and oil gross profit decreased from 26.5% in 1999 to 6.7% in 2000. This decrease was caused by increased production costs at GISE's three processing plants and increased prices in raw material costs.

      Gross profit, overall, as a percentage, decreased as a percent of net sales from 28.4% in 1999 to 25.5% in 2000 due to the increase in packaged fruit gross profit being offset by the significant reduction in juice and oil gross profit.

      Selling, general and administrative expenses decreased from $3.6 million in 1999 to $3.0 million in 2000, or 15.3%. This decrease was due to improved controls over expenses, reduced spending levels and reductions in selling expenses associated with the decrease in packaged fruit net sales.

      Interest expense decreased in 2000 by $73,000 from the 1999 period. This decrease in interest expense was due to a $1.6 million reduction in debt at March 31, 2000 as compared to March 31, 1999.

      Interest income increased by $0.1 million in 2000 as compared to 1999 and was primarily from the temporary cash investment of excess cash balances.

      Foreign currency translation gain (loss) increased from a net loss of $0.3 million in 1999 to a net gain of $0.1 million in 2000. This increase was due to translation gains on local currency denominated net monetary liabilities in Mexico.

      Operating results of certain operations disposed of during 1999 present separately the operating results applicable to those operations disposed of in 1999.

      Income tax expense of $129,000 was recorded in 2000 on income before income taxes of $144,000. This tax expense is greater than the expected taxes at statutory rates due primarily to differences between book income or loss reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided a valuation allowance for net operating losses generated in the U.S., and accordingly, no income tax benefits from U.S. operating losses are recognized.

      As a result of the foregoing, the Company reported a net loss of $1,231,000 in 1999 and net income of $15,000 in 2000.

STATUTORY EMPLOYEE PROFIT SHARING

      All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income (loss) on a consolidated basis as shown in the Condensed Consolidated Financial Statements is not a meaningful indication of net income of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

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

MARKET RISK FACTORS

      A significant portion of the Company's operations consists of processing and sales activities in foreign jurisdictions. The Company processes its products in Mexico and sells the products in that market as well as the United States, European and Japanese markets. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Mexican peso, the British pound sterling and the Japanese yen.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, cash and cash equivalents totaled $3.3 million, a decrease of $0.7 million from year-end 1999. During 2000, operating activities utilized cash of $3.5 million primarily due to seasonal increases in juice and oil inventories of $3.1 million and packaged fruit inventories of $1.0 million.

      The Company has existing loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $15.9 million at March 31, 2000. These agreements are as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At March 31, 2000, the Company had outstanding loan balances under the revolving credit agreements of $13.5 million.

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

      As of December 31, 1999, the Company was not in compliance with certain covenants of its loan agreements with its primary lender including covenants that restrict transactions with affiliates and consolidated financial performance ratios relative to working capital, total debt and debt service and, accordingly, was in default of these agreements. The Company has received waivers of these defaults and any additional defaults that may exist at March 31, 2000 from the primary lender. In addition, the primary lender has committed to extend the maturity date of the agreements to January 1, 2001 and make certain modifications and amendments to the agreements covenants and conditions. The amendment to the covenants will eliminate the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also requires the Company to obtain at least $2.5 million in new equity by July 1, 2000, increases the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas.

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

      In December, 1996, the Company entered into a deposit, operation and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of the Frutalamo juice processing plant. Pursuant to the terms of the agreement, the Company has paid a non-refundable deposit of $1.9 million for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. The agreement also required the Company to pay a contractual penalty of $1.0 million to the owners of Frutalamo in the event a purchase of the shares is not completed. The Company has subsequently entered into a letter of intent to purchase the shares, which applies the previous deposits paid to Frutalamo as the down payment and waives the contractual penalty of $1.0 million.

      In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. The status of the Lemon Project as of March 31, 2000 is as follows:


                                                              Hectares          Acres
                                                              --------          -----
         Land -
             Acquired                                            3,074         7,592
             Unpurchased or subcontracted                          468         1,156
         Preparation and Planting -
             Prepared and planted                                2,380         5,878
             Prepared but not planted                              435         1,074
             Acquired land to be prepared and planted              259           640

         Expenditures -
             Total projected expenditures                        $18.5 million
             Incurred since inception                             11.5 million
             Projected for year 2000 and beyond                    7.0 million

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At March 31, 2000 amounts due from IHMSA of $1,599,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to its purchase option, which is expected to occur during 2000. The failure or inability of the Company to exercise its purchase option could have a material adverse affect on the Company.

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

    On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of March 31, 2000, advances under the Agreement were $3.2 million (30,000,000 Mexican pesos).

    The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of March 31, 2000, accretion accrued under the Agreement amounted to $36,000. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

    On April 17, 2000, the Company entered into a Stand-by Funding Commitment (the "Commitment") with an affiliate of its largest shareholder (the "Affiliate") to sell, at the Company's option, on or before July 1, 2000, a $2.5 million 12% Convertible Subordinated Debenture (the "Debenture") subject to certain terms and conditions. The Affiliate, upon purchase, has the option at anytime during the a five year period to convert the Debenture into Company common stock at 75% of the average closing prices for the Company's common stock over a thirty-day period prior to exercise. The Commitment will terminate upon completion of specified future financial transactions by the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   SALE OF UNREGISTERED SECURITIES

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITES

                  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.   OTHER INFORMATION

                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.            Exhibits

              21  Subsidiaries of the Registrant
              27  Financial Data Schedule

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


                                         THE UNIMARK GROUP, INC.
                                       --------------------------
                                                Registrant


      Date:     May 19, 2000            /s/  Soren Bjorn
                                       ---------------------------
                                       Soren Bjorn, President
                                       (Principal Executive Officer)


      Date:     May 19, 2000            /s/  Charles A. Horne
                                       ---------------------------
                                       Charles A. Horne, Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS


    EXHIBIT
     NUMBER           DESCRIPTION
    -------           -----------
       21             Subsidiaries of the Registrant
       27             Financial Data Schedule