Form 10-Q
period 2000-06-30
UNIMARK GROUP INC
filed 2000-08-21
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2000

                                       or

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

     As of August 18, 2000, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 13,938,326 shares

                                      INDEX


                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 1999 and June 30, 2000........................................................ 3
          Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 1999 and 2000.................................. 4
          Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1999 and 2000............................................ 5
          Notes to Condensed Consolidated Financial Statements - June 30, 2000......................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................................13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................21


Item 2.   Sale of Unregistered Securities..............................................................21


Item 3.   Defaults Upon Senior Securities..............................................................22


Item 4.   Submission of Matters to a Vote of Security Holders..........................................22


Item 5.   Other  Information...........................................................................22


Item 6.   Exhibits and Reports on Form 8-K.............................................................22



SIGNATURES.............................................................................................22

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31,   JUNE 30,
                                                                        1999          2000
                                                                     ------------   --------
                                                                      (NOTE 1)     (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................     $  4,068      $  2,156
   Accounts receivable - trade, net of allowance of $378 in
     1999 and $391 in 2000 ......................................        7,273         5,604
   Accounts receivable - other ..................................          478           448
   Notes receivable .............................................          762           770
   Inventories ..................................................       15,521        19,943
   Income and value added taxes receivable ......................        1,478         1,586
   Prepaid expenses .............................................        1,011           558
                                                                      --------      --------
         Total current assets ...................................       30,591        31,065
Property, plant and equipment, net ..............................       41,387        43,008
Deferred income taxes ...........................................        2,788         2,788
Goodwill, net ...................................................        2,958         2,917
Identifiable intangible assets ..................................          166           130
Due from related parties ........................................        1,602         1,558
Notes receivable, less current portion ..........................        1,060           902
Other assets ....................................................        1,800           282
                                                                      --------      --------
         Total assets ...........................................     $ 82,352      $ 82,650
                                                                      ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ........................................     $ 21,551      $ 21,566
   Current portion of long-term debt ............................          898         1,670
   Accounts payable - trade .....................................        3,209         3,687
   Accrued liabilities ..........................................        4,359         4,756
   Income taxes payable .........................................          104            --
   Deferred income taxes ........................................        5,333         4,402
                                                                      --------      --------
         Total current liabilities ..............................       35,454        36,081
Long-term debt, less current portion ............................        6,207        10,365
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 13,938,326 in
       1999 and in 2000 .........................................          139           139
   Additional paid-in capital ...................................       63,766        63,766
   Accumulated deficit ..........................................      (23,214)      (27,701)
                                                                      --------      --------
         Total shareholders' equity .............................       40,691        36,204
                                                                      --------      --------
         Total liabilities and shareholders' equity .............     $ 82,352      $ 82,650
                                                                      ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                       1999          2000          1999          2000
                                                                     --------      --------      --------      --------
                                                                         (In thousands, except for per share amounts)
Net sales ......................................................     $ 19,588      $ 12,729      $ 35,841      $ 27,186
Cost of products sold ..........................................       19,270        11,008        30,904        21,777
                                                                     --------      --------      --------      --------
Gross profit ...................................................          318         1,721         4,937         5,409
Selling, general and administrative expenses ...................        4,269         3,232         7,822         6,240
                                                                     --------      --------      --------      --------
Loss from operations ...........................................       (3,951)       (1,511)       (2,885)         (831)
Other income (expense):
   Interest expense ............................................         (474)         (842)       (1,322)       (1,617)
   Interest income .............................................           24           156            46           269
   Provision for losses on abandonment
        of leased facility .....................................           --        (2,490)           --        (2,490)
   Foreign currency translation loss ...........................         (330)         (434)         (641)         (308)
                                                                     --------      --------      --------      --------
                                                                         (780)       (3,610)       (1,917)       (4,146)
                                                                     --------      --------      --------      --------
Loss before disposal of certain
   operations and income taxes .................................       (4,731)       (5,121)       (4,802)       (4,977)
Operating results of certain operations disposed of during 1999:
        Net sales ..............................................        5,008            --         9,085            --
        Costs and expenses .....................................       (4,984)           --        (9,358)           --
                                                                     --------      --------      --------      --------
        Operating income (loss) ................................           24            --          (273)           --
                                                                     --------      --------      --------      --------
Loss before income taxes .......................................       (4,707)       (5,121)       (5,075)       (4,977)
Income tax expense (benefit) ...................................         (546)         (619)          316          (490)
                                                                     --------      --------      --------      --------
Net loss .......................................................     $ (4,161)     $ (4,502)     $ (5,391)     $ (4,487)
                                                                     ========      ========      ========      ========

Basic and diluted loss per share ...............................     $  (0.30)     $  (0.32)     $  (0.42)     $  (0.32)
                                                                     ========      ========      ========      ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                --------------------
                                                                                 1999          2000
                                                                                -------      -------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ..................................................................     $(5,391)     $(4,487)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ..........................................................       1,763        1,307
    Amortization of intangible assets .....................................         908           77
    Deferred income taxes .................................................         415         (931)
    Provision for losses on abandonment of leased facility ................          --        1,490
    Cash provided by (used in) operating working capital:
        Receivables .......................................................      (3,109)       1,583
        Inventories .......................................................         (81)      (4,422)
        Prepaid expenses ..................................................         565          453
        Accounts payable and accrued liabilities ..........................       1,022          771
                                                                                -------      -------
Net cash used in operating activities .....................................      (3,908)      (4,159)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ................................      (3,019)      (2,928)
Decrease (increase) in amounts due from related parties ...................      (1,373)          44
Decrease (increase) in other assets .......................................         (58)         186
                                                                                -------      -------
Net cash used in investing activities .....................................      (4,450)      (2,698)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ................................       4,975           --
Increase in short-term and current portion of long-term debt ..............       5,056          787
Proceeds from long-term debt ..............................................         186        4,523
Payments of long-term debt ................................................        (271)        (365)
                                                                                -------      -------
Net cash provided by financing activities .................................       9,946        4,945
                                                                                -------      -------

Net increase (decrease) in cash and cash equivalents ......................       1,588       (1,912)
Cash and cash equivalents at beginning of period ..........................       4,247        4,068
                                                                                -------      -------
Cash and cash equivalents at end of period ................................     $ 5,835      $ 2,156
                                                                                =======      =======


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

     Going Concern Considerations: As of June 30, 2000 the Company has several projects and commitments requiring substantial capital. The Company's cash requirements for 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditure needs. Management believes that it will not generate sufficient cash flow from future operations in 2000 to service its debt obligations and capital expenditures and current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 2000 and beyond. As a result, the Company is currently in final negotiations with a branded processed foods producer and distributor regarding a strategic transaction, which if consummated, could provide the Company with sufficient cash to continue operations for the remainder of 2000. The future success of the Company depends on its ability to obtain additional debt, raise additional equity through the sale of unregistered securities and finalize the strategic transaction previously discussed. There can be no assurances that the Company's efforts to raise such additional financing or the strategic transaction will be successful, and accordingly, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary to continue as a going concern.

     As of December 31, 1999 and March 31, 2000, the Company was not in compliance with certain covenants of its loan agreements with its primary lender and its revolving credit facilities were scheduled to mature on March 31, 2000. In a commitment letter dated April 13, 2000, the lender (the amendment was signed on June 1, 2000) agreed to extend the maturity to January 1, 2001, waive the existing defaults and make certain modifications and amendments to the agreements covenants and conditions. In addition to extending the maturity date, the amendment eliminated the fixed charge and interest coverage ratios, increased the tangible net worth covenant and modified the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also required the Company to obtain at least $2.5 million in new equity by July 1, 2000, increased the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modified the borrowing base formulas. As of June 30, 2000, the Company was not in compliance with the current ratio covenant and had not obtained the new equity by July 1, 2000. The Company has received a letter from the primary lender indicating their intent to waive these noncompliance defaults. Although the Company's revolving credit facilities are being extended until January 1, 2001, no assurances can be given that the lender will continue to renew such loan facilities and, perhaps the Company's ability to continue as a going concern.

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

     Interim Financial Statements: The condensed consolidated financial statements at June 30, 2000, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of future financial results.

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

     New Accounting Pronouncements: In June 1998, Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued, and was amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company has not yet adopted or completed its assessment of the implications of this statement. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements", and provides guidance on revenue recognition. The Company does not anticipate the effect of the adoption to have a material impact on either financial position or results of operations in 2000. Additionally, the Company is evaluating the effects of FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Options". The Company has not yet adopted or completed its assessment of this interpretation on its current practices.

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

     These transactions resulted in the Company recording losses of approximately $1.5 million in 1999. The results of operations for both Deli-Bon and Simply Fresh for the three and six months ended June 30, 1999 have been reclassified from sales and expenses and included in the condensed consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in Note 8 has been restated to reflect the above reclassifications.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

     The Company has existing loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), its primary lender, to provide short-term dollar denominated debt of up to $15.9 million at June 30, 2000. These agreements are as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At June 30, 2000 the Company had outstanding loan balances under the revolving credit agreements of $12.8 million.

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

     A discussion of the Company's compliance with its primary lenders loan agreements and its future financing requirements is included in Note 1 above.

     On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of June 30, 2000, advances under the Agreement were $4.5 million (43,116,000 Mexican pesos).

     The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of June 30, 2000, accretion accrued under the Agreement amounted to $123,000. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are officers, shareholders and directors of the Company. Under the agreement, which has been extended, to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million.

     The Company has elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At June 30, 2000 amounts due from IHMSA of $1,555,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option, which is expected to occur during 2000.

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

NOTE 6 - NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                               ----------------------      ----------------------
                                                 1999          2000          1999          2000
                                               --------      --------      --------      --------
                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net loss .................................     $ (4,161)     $ (4,502)     $ (5,391)     $ (4,487)

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding ....       13,938        13,938        12,977        13,938
                                               ========      ========      ========      ========
Basic and diluted loss per share .........     $  (0.30)     $  (0.32)     $  (0.42)     $  (0.32)
                                               ========      ========      ========      ========


     The Company had options and warrants outstanding of 497,000 at June 30, 1999 and had options outstanding of 538,000 at June 30, 2000 that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

     Loss per basic and diluted share for the six months ended June 30, 1999, calculated as if the Deli-Bon and Simply Fresh dispositions had occurred on January 1, 1999, would have been $(0.39).

NOTE 7 - INVENTORIES

     Inventories consist of the following:

                                 DECEMBER 31,  JUNE 30,
                                    1999         2000
                                 ------------  -------
                                     (IN THOUSANDS)
Finished goods:
    Cut fruits ...............     $ 6,750     $ 8,721
    Juice and oils ...........       2,814       5,819
                                   -------     -------
                                     9,564      14,540
Pineapple orchards ...........       1,717       1,885
Raw materials and supplies ...       2,995       2,400
Advances to suppliers ........       1,245       1,118
                                   -------     -------
           Total .............     $15,521     $19,943
                                   =======     =======

NOTE 8 - SEGMENT INFORMATION

     The Company has two reportable segments: packaged fruit and juice and oil.


                                             PACKAGED       JUICE
                                              FRUIT         & OIL         TOTAL
                                             --------      --------      --------
THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers .......     $ 16,273      $  3,315      $ 19,588
Inter-segment revenues .................          156            --           156
Segment loss ...........................       (3,216)         (945)       (4,161)

THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers .......     $  8,545      $  4,184      $ 12,729
Inter-segment revenues .................           31            --            31
Segment loss ...........................       (1,979)         (223)       (2,202)

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers .......     $ 30,410      $  5,431      $ 35,841
Inter-segment revenues .................          301            --           301
Segment loss ...........................       (2,675)       (1,115)       (3,790)

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers .......     $ 20,141      $  7,045      $ 27,186
Inter-segment revenues .................           87            --            87
Segment loss ...........................       (1,290)         (393)       (1,683)

     The following are reconciliations of reportable segment loss to the Company's consolidated totals.

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                  --------------------      --------------------
                                                   1999         2000          1999         2000
                                                  -------      -------      -------      -------
Total loss for reportable segments ..........     $(4,161)     $(2,202)     $(3,790)     $(1,683)
Amortization of subsidiary acquisition costs
  recognized in consolidation ...............         (70)         (70)        (140)        (140)
Unallocated corporate expenses
  - General and administrative ..............        (500)        (359)        (872)        (664)
  - Provision for losses on abandonment
        of leased facility ..................          --       (2,490)          --       (2,490)
                                                  -------      -------      -------      -------
Loss before disposal of certain operations
  and income taxes ..........................      (4,731)      (5,121)      (4,802)      (4,977)
Operating income (loss) of certain operations
  disposed of in 1999 .......................          24           --         (273)          --
                                                  -------      -------      -------      -------
Loss before income taxes ....................     $(4,707)     $(5,121)     $(5,075)     $(4,977)
                                                  =======      =======      =======      =======

NOTE 9 - PROVISION FOR LOSSES ON ABANDONMENT OF LEASED PROPERTY

     In December 1996, the Company entered into a deposit, operating and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of a juice processing facility. Pursuant to the terms of the agreement, the Company paid non-refundable deposits amounting to $1.9 million, of which $1.5 million were included in other assets on the consolidated balance sheet as of December 31, 1999, for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. The agreement also required the Company to pay a contractual penalty of $1.0 million in the event a purchase of the shares is not exercised. This agreement expired on October 31, 1999. Subsequent to October 31, 1999, the Company and the shareholders of Frutalamo entered into a letter of intent to purchase the shares, apply the deposits previously paid as a down payment and waive the contractual penalty of $1.0 million.

     As of June 30, 2000 the Company and Frutalamo had been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and determined that it is not feasible at this time to increase its production capacity. Due to not having completed the transaction, the Company has received a notice from Frutalamo demanding the payment of the contractual penalty, rent for the use of the facility from November 1, 1999 and the vacating of the processing facility. As result of the Company's decision not to purchase the shares of Frutalamo, the non-refundable deposit was written-off and the contractual penalty recorded at June 30, 2000. These charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility". The Company is in the process of negotiating a settlement with the Frutalamo shareholders.

NOTE 10 - CONTINGENCIES

     In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against the Company's subsidiary, ICMOSA and three guarantor employees (two of which are directors of the Company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $ .8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. ICMOSA has filed a response, along with a request for dismissal claiming the suit contains material errors, including the official recording of the loan with the Official Bank of Mexico. The court has not ruled on ICMOSA's response, and consequently, it cannot be determined at this time whether ICMOSA's response will ultimately lead to a dismissal of the action. However, ICMOSA and the Company believe that this litigation will be resolved without material effect on the Company's consolidated financial condition, results of operations or cash flow. Long-term debt at June 30, 2000 of $10.4 million includes additional amounts owing to Bancrecer of $3.0 million that are not included in the suit.

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

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated financial data, after reflecting 1) disposition of certain operations disposed of during 1999, and 2) the reclassifications of customer discounts and allowances and freight expenses (which are more fully discussed in Notes 1 and 2 to the condensed consolidated financial statements), expressed as a percentage of net sales for the periods indicated:

                                                           THREE MONTHS               SIX MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                       -------------------       -------------------
                                                        1999         2000         1999         2000
                                                       ------       ------       ------       ------
Net sales ........................................      100.0%       100.0%       100.0%       100.0%
Cost of products sold ............................       98.4         86.5         86.2         80.1
                                                       ------       ------       ------       ------
Gross profit .....................................        1.6         13.5         13.8         19.9
Selling, general and administrative expenses .....       21.8         25.4         21.8         23.0
                                                       ------       ------       ------       ------

Loss from operations .............................      (20.2)       (11.9)        (8.0)        (3.1)
Other income (expense):
    Interest expense .............................       (2.4)        (6.6)        (3.7)        (5.9)
    Interest income ..............................        0.1          1.2          0.1          1.0
    Provision for losses on abandonment
       of leased facility ........................         --        (19.6)          --         (9.2)
    Foreign currency translation loss ............       (1.7)        (3.4)        (1.8)        (1.1)
                                                       ------       ------       ------       ------
                                                         (4.0)       (28.4)        (5.4)       (15.2)
                                                       ------       ------       ------       ------
Loss before disposal of certain operations
   and income taxes ..............................      (24.2)       (40.3)       (13.4)       (18.3)
Operating income (loss) of certain operations
   disposed of during 1999 .......................        0.1           --         (0.7)          --
                                                       ------       ------       ------       ------
Loss before income taxes .........................      (24.1)       (40.3)       (14.1)       (18.3)
Income tax expense (benefit) .....................       (2.8)        (4.9)         0.9         (1.8)
                                                       ------       ------       ------       ------
Net loss .........................................      (21.3)%      (35.4)%      (15.0)%      (16.5)%
                                                       ======       ======       ======       ======


Three Months Ended June 30, 1999 and 2000

     Net sales consist of sales of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $7.7 million from $16.3 million in 1999 to $8.5 million in 2000, or 47.4%. This sales decrease was primarily caused by a 69.4% decrease in food service sales from $2.5 million in 1999 to $0.8 million in 2000, a decrease in retail sales of 17.2% from $7.7 million in 1999 to $6.3 million in 2000, a decrease in wholesale club sales of 57.5% from $2.2 million in 1999 to $0.9 million in 2000 and a decrease in sales to Japan of 89.7% from $3.3 million in 1999 to $0.3 million in 2000. Food service and retail sales decreases were impacted by reduced product line and product offerings as part of the Company's previously announced cost cutting efforts, which were made in the second half of 1999. The decrease in wholesale club sales was caused by the discontinuation of certain of the Company's products by several customers in 2000. The decrease in sales to Japan was caused by reduced demand for these products in the second quarter of 2000.

     Citrus juice and oil sales increased 26.1% from $3.3 million in 1999 to $4.2 million in 2000. This increase resulted from a slight improvement in the market prices of frozen concentrate orange juice in the 2000 second quarter compared to the 1999 period, as well as an improvement in the availability of raw materials.

     As a result of the foregoing, net sales decreased 35.0% from $19.6 million in 1999 to $12.7 million in 2000 due to the reduced sales in packaged fruit being less than offset by the increase in citrus juice and oil sales.

     Gross profit on packaged fruit sales increased from 5.4% in 1999 to 19.0% in 2000. This increase was primarily the result of improved raw material costs and controls over allowances and discounts given to customers, as well as the elimination of less profitable product lines and product offerings.

     Citrus juice and oil sales gross profit increased from a loss of 16.9% in 1999 to a gross profit of 2.3% in 2000. This increase was primarily caused by favorable raw material prices and a slight improvement in the market prices of frozen concentrate orange juice in 2000 compared to 1999.

     Overall, gross profit as a percentage of net sales increased from 1.6% in 1999 to 13.5% in 2000 primarily due to the improved margins on both packaged fruit and citrus juice and oil.

     Selling, general and administrative expenses decreased from $4.3 million in 1999 to $3.2 million in 2000. This decrease was primarily due to the significantly lower sales volumes, as well as improved expense controls and reduced selling expenses associated with the decrease in packaged fruit net sales.

     Interest expense increased as a percent of net sales from 2.4% in 1999 to 6.6% in 2000. Actual interest expense increased from $.5 million in 1999 to $.8 million in 2000. This increase was caused by the significantly higher cost of the Company's debt in 2000 as compared to the 1999 period.

     Foreign currency translation loss of $.3 million in 1999 and $.4 million in 2000 resulted from the effect of the devaluation of the Mexican peso on the conversion of the Company's foreign subsidiaries' financial statements to U.S. GAAP. These losses are due to translation losses on U.S. dollar denominated net monetary liabilities in Mexico.

     Provision for losses on abandonment of leased facility of $2.5 million in the 2000 period represents a non-cash loss associated with the write-off of a non-refundable deposit and the recording of a contractual penalty in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

     Income tax benefits of $.5 million and $.6 million were recorded in the 1999 and 2000 periods, respectively, on losses before income taxes of $4.7 million in 1999 and $5.1 million in 2000 and are due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided valuation allowances for net operating losses generated at ICMOSA and in the U.S. No income tax benefits from U.S. operating losses are recognized and a partial valuation allowance has been provided for losses generated by ICMOSA.

     As a result of the foregoing, the Company reported net losses of $4.2 million in 1999 and $4.5 million in 2000.

Six Months Ended June 30, 1999 and 2000

     Net sales consist of sales of packaged fruit and citrus juice and oil. Packaged fruit sales decreased from $30.4 million in 1999 to $20.1 million in 2000. This sales decrease was primarily caused by a 64.9% decrease in food service sales from $4.4 million in 1999 to $1.5 million in 2000, a decrease in retail sales of 13.3% from $14.9 million in 1999 to $12.9 million in 2000, a decrease in wholesale club sales of 39.6% from $3.9 million in 1999 to $2.4 million in 2000 and a decrease in sales to Japan of 58.5% from $3.9 million in 1999 to $2.5 million in 2000. Food service and retail sales decreases were impacted by reduced product line and product offerings as part of the Company's previously announced cost cutting efforts, which were made in the second half of 1999. The decrease in wholesale club sales was caused by the discontinuation of certain of the Company's products by several customers in the 2000 period. The decrease in sales to Japan was caused by reduced demand in the first half of 2000.

     Citrus juice and oil sales increased 29.7% from $5.4 million in 1999 to $7.0 million in 2000. This increase was caused by a slight improvement in the market prices of frozen concentrate orange juice in the first six months of 2000 compared to the 1999 period, as well as an improvement in the availability of raw materials.

     As a result of the foregoing, net sales decreased 24.1% from $35.8 million in 1999 to $27.2 million in 2000 due to the reduced packaged fruit sales being less than offset by the increase in citrus juice and oil sales.

     Gross profit on packaged fruit sales increased from 16.2% in 1999 to 25.6% in 2000. This increase was primarily the result of improved raw material costs and better controls over allowances and discounts given to customers, as well as the elimination of less profitable product lines and product offerings.

     Citrus juice and oil gross profit increased from 0.0% in 1999 to 3.6% in 2000. This increase was primarily caused by favorable raw material costs and a slight improvement in the market prices for frozen concentrate orange juice in 2000 compared to 1999.

     Overall, gross profit as a percentage of net sales increased from 13.8% in 1999 to 19.9% in 2000 primarily due to the margin improvements on both packaged fruit and juice and oil.

     Selling, general and administrative expenses decreased from $7.8 million in 1999 to $6.2 million in 2000, or 20.2%. This decrease was primarily due to the significantly lower sales volumes, as well as improved expense controls and reduced selling expenses associated with the decrease in packaged fruit sales.

     Interest expense increased as a percent of net sales from 3.7% in 1999 to 5.9% in 2000. Actual interest expense increased from $1.3 million in 1999 to $1.6 million in 2000. This increase was caused by the significantly higher cost of the Company's debt in 2000 as compared to the 1999 period.

     Provision for losses on abandonment of leased facility of $2.5 million in the 2000 period represents a non-cash loss associated with the write-off of a non-refundable deposit and the recording of a contractual penalty in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

     Foreign currency translation loss decreased from $.6 million in 1999 to $.3 million in 2000 and resulted primarily from the conversion of the Company's foreign subsidiaries' financial statements in Mexican pesos to U.S. dollars in accordance with U.S. GAAP. These losses are due to translation losses on U.S. dollar denominated net monetary liabilities in Mexico.

     Income tax expense (benefit) of $.3 million was recorded in 1999 on a loss before income taxes of $5.1 million, and a benefit of $.5 million in 2000 on a loss before income taxes of $5.0 million, were due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided valuation allowances for net operating losses generated at ICMOSA and in the U.S. No income tax benefits from U.S. operating losses are recognized and a partial valuation allowance has been provided for losses generated by ICMOSA.

     As a result of the foregoing, the Company reported net losses of $5.4 million in 1999 and $4.5 million in 2000.

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

     The Company's consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of ICMOSA's net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a translation loss to the extent there are net deferred tax assets or a translation gain to the extent there are net deferred tax liabilities.

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

POSSIBLE FAILURE TO QUALIFY FOR NASDAQ NATIONAL MARKET LISTING

     The Company's common stock is listed on the Nasdaq National Market listing. In order to qualify for continuous listing, the Company must comply with certain minimum maintenance standards that include, among others things, a $5.0 million market value of public float and a bid price of $1 per share, both over 30 consecutive trading days. Although the Company has, on occasion, failed to maintain these criteria: the Company has subsequently met and maintained both criteria for a minimum of 10 consecutive trading days. Failure to meet these maintenance criteria may result in a discontinuation of the listing of the Company's common stock on the Nasdaq National Market Listing.

     If the Company is or becomes unable to meet the above referenced listing criteria on a continued basis and is delisted therefrom, trading, if any, in the common stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, "Electric Bulletin Board" administered by the National Association of Securities Dealers, Inc. In such an event, the market price of the common stock may be adversely impacted and an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, cash and cash equivalents totaled $2.2 million, a decrease of $1.9 million from year-end 1999. During 2000, operating activities utilized cash of $4.2 million primarily due to operating losses and seasonal increases in juice and oil inventories of $3.0 million and packaged fruit inventories of $2.0 million.

     The Company has existing loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") to provide short-term dollar denominated debt of up to $15.9 million at June 30, 2000. These agreements are as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries. At June 30, 2000, the Company had outstanding loan balances under the revolving credit agreements of $12.8 million.

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

     As of December 31, 1999 and March 31, 2000, the Company was not in compliance with certain covenants of its loan agreements with its primary lender and its revolving facilities were scheduled to mature on March 31, 2000. In a commitment letter dated April 13, 2000, the lender (the amendment was signed on June 1, 2000) agreed to extend the maturity to January 1, 2001, waive the existing defaults and make certain modifications and amendments to the agreements covenants and conditions. In addition to extending the maturity date, the amendment eliminated the fixed charge and interest coverage ratios, increase the tangible net worth covenant and modify the current ratio and total liabilities to tangible net worth ratio to reduce required levels. The amendment also required the Company to obtain at least $2.5 million in new equity by July 1, 2000, increased the interest rates associated with the outstanding borrowings effective June 1, 2000 and slightly modifies the borrowing base formulas. As of June 30, 2000, the Company was not in compliance with the current ratio covenant and had not obtained the new equity by July 1, 2000. The Company has received a letter from the primary lender indicating that these noncompliance defaults will be waived.

     In recent years, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. Although these revolving credit facilities with Rabobank Nederland are being extended until January 1, 2001, no assurances can be given that Rabobank Nederland will continue to renew such loan facilities or that such loans will not be called in the event of future defaults due to noncompliance with the loan covenants during the year 2000. Presently, the Company is in discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility. Although no assurances can be given, the Company believes it will be able to obtain such working capital and long-term debt facilities on terms acceptable to the Company. The failure to obtain such facilities could have a material adverse effect on the Company and its ability to continue as a going concern.

     In December 1996, the Company entered into a deposit, operating and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of a juice processing facility. Pursuant to the terms of the agreement, the Company paid non-refundable deposits amounting to $1.9 million, of which $1.5 million are included in other assets on the consolidated balance sheet as of December 31, 1999, for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. The agreement also required the Company to pay a contractual penalty of $1.0 million in the event a purchase of the shares is not exercised. This agreement expired on October 31, 1999. Subsequent to October 31, 1999, the Company and the shareholders of Frutalamo entered into a letter of intent to purchase the shares, apply the deposits previously paid as a down payment and waive the contractual penalty of $1.0 million.

     As of June 30, 2000 the Company and Frutalamo had been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and determined that it is not feasible at this time to increase its production capacity. Due to not having completed the transaction, the Company has received a notice from Frutalamo demanding the payment of the contractual penalty, rent for the use of the facility from November 1, 1999 and vacating the facility. As result of the Company's decision not to purchase the shares of Frutalamo, the non-refundable deposit was written-off and the contractual penalty recorded at June 30, 2000. These charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility". The Company is in the process of negotiating a settlement with the Frutalamo shareholders.

     In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops is projected to begin in late 2000 with full production scheduled for 2013. The status of the Lemon Project as of June 30, 2000 is as follows:

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

Expenditures -
    Total projected expenditures                       $18.5 million
    Incurred since inception                            13.1 million
    Projected for year 2000 and beyond                   5.4 million


     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended, to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At June 30, 2000 amounts due from IHMSA of $1,555,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to its purchase option, which is expected to occur during 2000. The failure or inability of the Company to exercise its purchase option could have a material adverse affect on the Company.

     The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Management believes that it will not generate sufficient cash flow from future operations in 2000 to service its debt obligations and capital expenditures and current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 2000 and beyond. As a result, the Company is currently in final negotiations with a branded processed foods producer and distributor regarding a strategic transaction, which if consummated, could provide the Company with sufficient cash to continue operations for the remainder of 2000. The future success of the Company depends on its ability to obtain additional debt, raise additional equity through the sale of unregistered securities and finalize the strategic transaction previously discussed. There can be no assurances that the Company's efforts to raise such additional financing or the strategic transaction will be successful, and accordingly, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary to continue as a going concern.

     On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of June 30, 2000, advances under the Agreement were $4.5 million (43,116,000 Mexican pesos).

     The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of June 30, 2000, accretion accrued under the Agreement amounted to $123,000. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against the Company's subsidiary, ICMOSA and three guarantor employees (two of which are Directors of the Company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $ .8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. ICMOSA has filed a response, along with a request for dismissal claiming the suit contains material errors, including the official recording of the loan with the Official Bank of Mexico. The court has not ruled on ICMOSA's response, and consequently, it cannot be determined at this time whether ICMOSA's response will ultimately lead to a dismissal of the action. However, ICMOSA and the Company believe that this litigation will be resolved without material effect on the Company's consolidated financial condition, results of operations or cash flow.

     The Company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. SALE OF UNREGISTERED SECURITIES

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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


                                        THE  UNIMARK  GROUP,  INC.
                                        ----------------------------------------
                                                 Registrant


       Date:  August 18, 2000                /s/  Soren Bjorn
             ------------------        -----------------------------------------
                                       Soren Bjorn, President
                                       (Principal Executive Officer)


       Date:  August 18, 2000                /s/  Charles A. Horne
             ------------------        -----------------------------------------
                                       Charles A. Horne, Chief Financial Officer
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  27           Financial Data Schedule