Form 10-Q
period 2000-09-30
UNIMARK GROUP INC
filed 2000-11-20
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X. No    .
                                              ---    ---

         As of November 17, 2000, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 13,938,326 shares

                                      INDEX

                                                                           PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 1999 and September 30, 2000......................... 3
          Condensed Consolidated Statements of Operations
            for the three and nine months ended September 30, 1999
            and 2000......................................................... 4
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1999 and 2000............ 5
          Notes to Condensed Consolidated Financial Statements -
            September 30, 2000............................................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 23

Item 2.   Sale of Unregistered Securities................................... 24

Item 3.   Defaults Upon Senior Securities................................... 24

Item 4.   Submission of Matters to a Vote of Security Holders............... 24

Item 5.   Other Information................................................. 24

Item 6.   Exhibits and Reports on Form 8-K.................................. 24

SIGNATURES.................................................................. 24

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                             1999           2000
                                                                          ------------   -------------
                                                                            (NOTE 1)     (UNAUDITED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents ...........................................   $  4,068         $  2,615
   Accounts receivable - trade, net of allowance of $378 in
     1999 and $620 in 2000 .............................................      7,273            3,441
   Accounts receivable - other .........................................        478              594
   Notes receivable ....................................................        762              668
   Inventories .........................................................     15,521           13,365
   Income and value added taxes receivable .............................      1,478            1,310
   Prepaid expenses ....................................................      1,011              683
                                                                           --------         --------
         Total current assets ..........................................     30,591           22,676
Property, plant and equipment, net .....................................     41,387           39,539
Deferred income taxes ..................................................      2,788            2,788
Goodwill, net ..........................................................      2,958            2,897
Identifiable intangible assets .........................................        166               37
Due from related parties ...............................................      1,602            1,593
Notes receivable, less current portion .................................      1,060              820
Other assets ...........................................................      1,800              628
                                                                           --------         --------
         Total assets ..................................................   $ 82,352         $ 70,978
                                                                           ========         ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ...............................................   $ 21,551         $ 11,698
   Current portion of long-term debt ...................................        898            1,664
   Accounts payable - trade ............................................      3,209            2,478
   Accrued liabilities .................................................      4,359            6,138
   Income taxes payable ................................................        104               --
   Deferred income taxes ...............................................      5,333            4,296
                                                                           --------         --------
         Total current liabilities .....................................     35,454           26,274
Long-term debt, less current portion ...................................      6,207            8,393
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 13,938,326 in
       1999 and in 2000 ................................................        139              139
   Additional paid-in capital ..........................................     63,766           63,766
   Accumulated deficit .................................................    (23,214)         (27,594)
                                                                           --------         --------
         Total shareholders' equity ....................................     40,691           36,311
                                                                           --------         --------
         Total liabilities and shareholders' equity ....................   $ 82,352         $ 70,978
                                                                           ========         ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                               1999        2000        1999        2000
                                                             --------    --------    --------    --------
                                                             (In thousands, except for per share amounts)
Net sales ................................................   $ 14,593    $  7,681    $ 50,434    $ 34,867
Cost of products sold ....................................     12,315       8,899      43,219      30,676
                                                             --------    --------    --------    --------
Gross profit (loss) ......................................      2,278      (1,218)      7,215       4,191
Selling, general and administrative expenses .............      3,626       3,278      11,448       9,518
                                                             --------    --------    --------    --------
Loss from operations .....................................     (1,348)     (4,496)     (4,233)     (5,327)
Other income (expense):
   Interest expense ......................................       (702)       (688)     (2,024)     (2,305)
   Interest income .......................................         38         184          84         453
   Gain on sale of Sunfresh(R)brand and
   related assets ........................................         --       3,089          --       3,089
   Nonrecurring gain from VAT refund .....................         --       1,685          --       1,685
   Provision for losses on abandonment
        of leased facility ...............................         --          --          --      (2,490)
   Foreign currency translation gain (loss) ..............        (29)         49        (670)       (259)
                                                             --------    --------    --------    --------
                                                                 (693)      4,319      (2,610)        173
                                                             --------    --------    --------    --------
Loss before disposal of certain
   operations and income taxes ...........................     (2,041)       (177)     (6,843)     (5,154)
Operating results of certain operations
   disposed of during 1999:
        Net sales ........................................      4,574          --      13,658          --
        Costs and expenses ...............................     (4,428)         --     (13,785)         --
                                                             --------    --------    --------    --------
        Operating income (loss) ..........................        146          --        (127)         --
                                                             --------    --------    --------    --------

        Loss on disposal of certain operations ...........     (1,517)         --      (1,517)         --
                                                             --------    --------    --------    --------
                                                               (1,371)         --      (1,644)         --
                                                             --------    --------    --------    --------

Loss before income taxes .................................     (3,412)       (177)     (8,487)     (5,154)
Income tax benefit .......................................       (453)       (284)       (137)       (774)
                                                             --------    --------    --------    --------
Net income (loss) ........................................   $ (2,959)   $    107    $ (8,350)   $ (4,380)
                                                             ========    ========    ========    ========
Basic and diluted income (loss) per share ................   $  (0.21)   $   0.01    $  (0.63)   $  (0.31)
                                                             ========    ========    ========    ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                --------------------
                                                                                  1999        2000
                                                                                --------    --------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ....................................................................   $ (8,350)   $ (4,380)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Gain on sale of Sunfresh(R)brand and related assets .....................         --      (3,089)
    Loss on disposal of certain operations during 1999 ......................      1,517          --
    Depreciation ............................................................      3,164       1,979
    Amortization of intangible assets .......................................        136         109
    Deferred income taxes ...................................................       (223)     (1,037)
    Provision for losses on abandonment of leased facility ..................         --       1,490
    Other ...................................................................        (59)         --
    Cash provided by (used in) operating working capital, excluding working capital components associated with the sale of the
      Sunfresh(R)brand:
        Cash of operations held for sale ....................................       (400)         --
        Receivables .........................................................        (86)      3,978
        Inventories .........................................................      3,497      (2,520)
        Prepaid expenses ....................................................         24         239
        Accounts payable and accrued liabilities ............................     (2,157)       (367)
                                                                                --------    --------
Net cash used in operating activities .......................................     (2,937)     (3,598)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ..................................     (3,769)     (4,063)
Net proceeds from sale of the Sunfresh(R)brand and related assets ...........         --      13,052
Net proceeds from sale of building ..........................................        411          --
Decrease (increase) in amounts due from related parties .....................       (146)          9
Decrease (increase) in other assets .........................................        (31)         48
                                                                                --------    --------
Net cash provided by (used in) investing activities .........................     (3,535)      9,046

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ..................................      4,975          --
Increase (decrease) in short-term and current portion of long-term
debt ........................................................................      2,851      (8,976)
Proceeds from long-term debt ................................................        334       4,523
Payments of long-term debt ..................................................       (676)     (2,448)
                                                                                --------    --------
Net cash provided by (used in) financing activities .........................      7,484      (6,901)
                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents ........................      1,012      (1,453)
Cash and cash equivalents at beginning of period ............................      4,247       4,068
                                                                                --------    --------
Cash and cash equivalents at end of period ..................................   $  5,259    $  2,615
                                                                                ========    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: The Company is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico.

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

     Going Concern Considerations: As of September 30, 2000 the Company has several projects and commitments requiring substantial capital. The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditure needs. Management believes that it will not generate sufficient cash flow from future operations to service its debt obligations and capital expenditures and current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 2000 and beyond. As discussed in Note 3, the Company sold its Sunfresh(R) brand during the third quarter of 2000 and generated cash of $13.5 million. A significant amount of the net proceeds were used to repay short-term and long-term debt, transaction costs which included professional fees, employee termination expenses associated with the sale, costs associated with scaling back its U.S. operations and to provide working capital for the supply contract with Del Monte Foods Company ("DLM"). The Company is currently in discussions with an affiliate of its largest shareholder to borrow up to $2.5 million on a short-term basis until additional equity can be raised. The future success of the Company depends on its ability to obtain additional debt and raise additional equity through the sale of registered and unregistered securities. There can be no assurances that the Company's efforts to raise such additional financing, and accordingly, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary to continue as a going concern.

     The Company's loan agreements with its primary lender covering $ 4.3 million of short-term debt were outstanding at September 30, 2000 with scheduled maturity on January 1, 2001. In prior periods the Company has not been in compliance with certain covenants of its loan agreements with its primary lender and has received waivers of these defaults. In addition, the Company has been successful in extending the loan agreements maturity dates. As of September 30, 2000 the Company was in compliance with the loan agreements covenants. There can be no assurances given that the primary lender will continue to renew such facilities and waive any future covenant violations and, perhaps the Company's ability to continue as a going concern.

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

    Dependence Upon on a Limited Number of Customers: For the nine months ended September 30, 2000, no one customer accounted for more than 10% of net sales. As a result of the Company's sale of its Sunfresh(R) brand to DLM on August 31, 2000 and the entering into a long-term supply agreement to supply the Sunfresh(R) brand of chilled and canned citrus products for distribution into its retail and wholesale club markets, a significant portion of the Company's foreseeable future net sales will be dependent on this customer. The Company believes that its future success depends upon the future operating results of DLM and in its ability to broaden its customer base. There can be no assurances that DLM will not reduce, delay or eliminate purchases from the Company, which could have a material adverse affect on its business, results of operations and financial condition. In addition, DLM could have significant leverage and could attempt to change the terms, including pricing, upon which the Company and DLM does business, thereby adversely affecting the Company's business, results of operations and financial condition.

     Interim Financial Statements: The condensed consolidated financial statements at September 30, 2000, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of future financial results.

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

     As discussed in Note 2 below, the Company disposed of several operations in 1999. The condensed consolidated statements of operations have been reclassified for all periods presented to disclose separately the operating results of the disposed operations. In addition, certain other prior period items have been reclassified to conform to the current year presentation in the accompanying condensed consolidated financial statements.

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

     These transactions resulted in the Company recording losses of approximately $1.5 million in 1999. The results of operations for both Deli-Bon and Simply Fresh for the three and nine months ended September 30, 1999 have been reclassified from sales and expenses and included in the condensed consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in Note 8 has been restated to reflect the above reclassifications.

NOTE 3 - NON OPERATING TRANSACTIONS

GAIN ON SALE OF SUNFRESH(R) BRAND

     On August 31, 2000 the Company completed the sale to DLM, of the rights to its Sunfresh(R) brand, its McAllen Texas distribution center, including certain inventory, other intellectual property and property and equipment associated with the Sunfresh(R) brand for $14.5 million in cash, subject to adjustment for inventory levels. Separately, DLM and UniMark entered into a long-term supply agreement under which UniMark will produce for the retail and wholesale club markets chilled and canned citrus products for DLM at UniMark's existing facilities in Mexico. The Company retained the rights to its food service and Japanese sales. Also, DLM granted UniMark a long-term license for the rights to the Sunfresh(R) brand for specific areas, including Europe, Asia, the Pacific Rim and Mexico. The Company realized a pretax gain of $ 3.1 million on this transaction during the quarter ended September 30, 2000. A significant portion of the net proceeds was used to repay indebtedness outstanding under the Rabobank Nederland loan agreements (as discussed in Note 4 below) and to repay the mortgage note on the distribution facility.

NONRECURRING GAIN FROM VAT REFUND

     In 1997 the Company's subsidiary, GISE, a Mexican citrus juice and oil processor, filed a refund claim with the Mexican taxing authorities claiming they were overcharged value added taxes ("VAT" - also called a IVA (Impuestos Valor Agregado) tax in Mexico) for taxes paid during the years of 1992 through 1995 associated with the production and sale of frozen orange juice concentrate. In August 2000, the Mexican taxing authorities agreed to GISE's claim and paid them a refund on these VAT taxes. As a result, the Company realized a gain, net of professional fees, of $1.7 million during the quarter ended September 30, 2000 from this refund.

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

     The Company and Frutalamo have been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and has determined that it is not feasible at this time to increase its production capacity. As a result of not having completed the transaction, the Company received a notice from Frutalamo demanding the payment of the contractual penalty, rent for the use of the facility from November 1, 1999 and the vacating of the processing facility. As result of the Company's decision not to purchase the Frutalamo shares, the non-refundable deposit was written-off and the contractual penalty recorded at June 30, 2000. These charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility." The Company is in the process of negotiating a settlement with the Frutalamo shareholders.

NOTE 4 - LIQUIDITY AND CAPITAL RESOURCES

     The Company, prior to the sale to DLM of its Sunfresh(R) brand, had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), its primary lender, that provided short-term dollar denominated debt of up to $15.9 million. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries (the "Mexican Facilities"). At June 30, 2000 the Company had outstanding aggregate loan balances under both the U.S. Facility and the Mexican Facilities of $12.8 million. In connection with the sale, the Company repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to its ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements have been amended to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants. At September 30, 2000, $4.3 million was outstanding under the GISE portion of the Mexican Facilities, the maximum borrowings available. The Mexican Facilities are scheduled to mature on January 1, 2001.

     These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from the bank. As of September 30, 2000 the Company was in compliance with the consolidated financial performance covenants.

     On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Captialization e Inversion del Sector Rural (`FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of September 30, 2000, advances under the Agreement were $4.5 million (43,116,000 Mexican pesos).

     The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of September 30, 2000, accretion accrued under the Agreement amounted to $0.2 million. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

     Subsequent to September 30, 2000 GISE has requested FOCIR to fund an additional advance of approximately $0.5 million under the Agreement.

NOTE 5 - RELATED PARTY TRANSACTIONS

     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are shareholders and former directors of the Company. Under the agreement, which has been extended, to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million.

     The Company has elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At September 30, 2000 amounts due from IHMSA of $1,589,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option.

     Effective July 1, 1995, the Company entered into a ten-year operating agreement with Empacadora de Naranjas Aztec, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, and Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax, and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

     In November 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 260 hectares (642 acres) of land in Loma Bonita, Oaxaca, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by a certain shareholder who is a former director of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties.

     The Company operates a 144 acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten-year operating agreement that expires in 2004. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties.

NOTE 6 - NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                       --------------------   -------------------
                                                          1999       2000       1999       2000
                                                       ---------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net income (loss) ..................................   $ (2,959)   $    107   $ (8,350)   $ (4,380)

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding ..............     13,938      13,938     13,301      13,938
                                                       ========    ========   ========    ========

Basic and diluted income (loss) per share ..........   $  (0.21)   $   0.01   $ ( 0.63)   $  (0.31)
                                                       ========    ========   ========    ========

     At September 30, 1999 and 2000 the Company had options outstanding of 431,000 and 538,000, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

     Loss per basic and diluted share for the three and nine months ended September 30, 1999, calculated as if the Deli-Bon and Simply Fresh dispositions had occurred on January 1, 1999, would have been $ (0.11) and $ (0.50), respectively.

NOTE 7 - INVENTORIES

     Inventories consist of the following:

                                               DECEMBER 31,  SEPTEMBER 30,
                                                  1999          2000
                                               -----------   -------------
                                                     (IN THOUSANDS)
Finished goods:
    Cut fruits ...............................   $ 6,750        $ 3,026
    Juice and oils ...........................     2,814          4,790
                                                 -------        -------
                                                   9,564          7,816
Pineapple orchards ...........................     1,717          1,996
Raw materials and supplies ...................     2,995          2,538
Advances to suppliers ........................     1,245          1,015
                                                 -------        -------
           Total .............................   $15,521        $13,365
                                                 =======        =======

NOTE  8 -  SEGMENT INFORMATION

     The Company has two reportable segments: packaged fruit and juice and oil.

                                                  PACKAGED    JUICE
                                                   FRUIT       & OIL       TOTAL
                                                  --------    -------     --------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers ..............   $ 12,269    $  2,324    $ 14,593
Inter-segment revenues ........................          1          --           1
Segment loss ..................................     (1,150)         (8)     (1,558)

THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers ..............   $  5,700    $  1,981    $  7,681
Inter-segment revenues ........................         --          --
Segment profit (loss) .........................       (306)        736         430

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers ..............   $ 42,679    $  7,755    $ 50,434
Inter-segment revenues ........................        300          --         300
Segment loss ..................................     (4,222)     (1,123)     (5,345)

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers ..............   $ 25,807    $  9,060    $ 34,867
Inter-segment revenues ........................        121          --         121
Segment profit (loss) .........................     (1,596)        343      (1,253)

    The following are reconciliations of reportable segment loss to the Company's consolidated totals.

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        ------------------    ------------------
                                                          1999       2000       1999       2000
                                                        -------    -------    -------    -------
Total profit (loss) for reportable segments .........   $(1,558)   $   430    $(5,345)   $(1,253)
Amortization of subsidiary acquisition
  costs recognized in consolidation .................       (70)       (70)      (212)      (211)
Unallocated corporate expenses
  o  General and administrative .....................      (413)      (537)    (1,286)    (1,200)
  o  Provision for losses on abandonment
        of leased facility ..........................        --         --         --     (2,490)
                                                        -------    -------    -------    -------
Loss before disposal of certain operations
  And income taxes ..................................    (2,041)      (177)    (6,843)    (5,154)
Operating results and loss on disposal of
  Certain operations in 1999 ........................    (1,371)        --     (1,644)        --
                                                        -------    -------    -------    -------
Loss before income taxes ............................   $(3,412)   $  (177)   $(8,487)   $(5,154)
                                                        =======    =======    =======    =======

NOTE 9- CONTINGENCIES

      In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against the Company's subsidiary, ICMOSA and three guarantor employees (two of which were directors of the Company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $.8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. ICMOSA has filed a response, along with a request for dismissal claiming the suit contains material errors, including the official recording of the loan with the Official Bank of Mexico. The court has not ruled on ICMOSA's response, and consequently, it cannot be determined at this time whether ICMOSA's response will ultimately lead to a dismissal of the action. However, ICMOSA and the Company believe that this litigation will be resolved without material effect on the Company's consolidated financial condition, results of operations or cash flow. Long-term debt at September 30, 2000 of $8.4 million includes additional amounts owing to Bancrecer of $3.0 million that are not included in the suit.

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

                                                           THREE MONTHS         NINE MONTHS
                                                         ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                                         ------------------- ------------------
                                                           1999      2000      1999      2000
                                                           ----      ----      ----      ----
Net sales ............................................     100.0%    100.0%    100.0%    100.0%
Cost of products sold ................................      84.4     115.8      85.7      88.0
                                                           -----     -----     -----     -----
Gross profit (loss) ..................................      15.6     (15.8)     14.3      12.0
Selling, general and administrative expenses .........      24.8      42.7      22.7      27.3
                                                           -----     -----     -----     -----

Loss from operations .................................      (9.2)    (58.5)     (8.4)    (15.3)
Other income (expense):
    Interest expense .................................      (4.8)     (8.8)     (4.0)     (6.6)
    Interest income ..................................       0.2       2.3       0.1       1.3
    Gain on sale of assets ...........................        --      40.2        --       8.9
    Nonrecurring gain from VAT refund ................        --      21.9        --       4.8
    Provision for losses on abandonment
    of leased facility ...............................        --        --        --      (7.2)
    Foreign currency translation gain loss ...........      (0.2)      0.6      (1.3)     (0.7)
                                                           -----     -----     -----     -----
                                                            (4.8)     56.2      (5.2)      0.5
                                                           -----     -----     -----     -----
Loss before disposal of certain
Operations and income taxes ..........................     (14.0)     (2.3)    (13.6)    (14.8)
Operating results and loss on disposal of
certain operations disposed of during 1999:
    Operating income (loss) ..........................       1.0        --      (0.2)       --
    Loss on disposal of operations ...................     (10.4)       --      (3.0)       --
                                                           -----     -----     -----     -----

Loss before income taxes .............................     (23.4)     (2.3)    (16.8)    (14.8)
Income tax benefit ...................................      (3.1)     (3.7)     (0.2)     (2.2)
                                                           -----     -----     -----     -----
Net income (loss) ....................................     (20.3)%     1.4%    (16.6)%   (12.6)%
                                                           =====     =====     =====     =====

Three Months Ended September 30, 1999 and 2000

    Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $6.2 million from $11.9 million in 1999 to $5.7 million in 2000, or 52.1%. This sales decrease was primarily caused by a 69.0% decrease in food service sales from $1.8 million in 1999 to $0.6 million in 2000, a decrease in retail sales of 31.5% from $5.0 million in 1999 to $3.4 million in 2000, a decrease in wholesale club sales of 74.1% from $1.8 million in 1999 to $0.5 million in 2000 and a decrease in sales to Japan of 72.2% from $2.0 million in 1999 to $0.5 million in 2000. Retail and wholesale club sales decreases were impacted by reduced product line and product offerings as part of the Company's previously announced cost cutting efforts, which were made in the second half of 1999, the discontinuation of certain of the Company's products by several wholesale club customers in 2000 and as a result of the sale on August 31, 2000 to DLM of the world wide rights to its Sunfresh(R) brand of chilled and canned citrus products, which included substantially all of its on hand inventory associated with the Sunfresh(R) brand. As part of the sale, the Company entered into a long-term supply agreement with DLM under which the Company is to produce the chilled and canned citrus products for them at existing facilities in Mexico. As a result of the DLM transaction, which included approximately $5.0 million of on hand inventories, sales under the supply agreement during September 2000 were less than $0.5 million. In connection with the supply agreement, DLM committed to purchase minimum quantities during the contracts first year, which amounted to approximately $14.6 million. Subsequently, DLM has revised their first year estimated quantity commitments and has increased them by approximately 33.0%, primarily in canned products. Accordingly, estimated sales to DLM during the first contract year could approach approximately $18.0 million. The decrease in sales to Japan was caused by reduced demand for these products in the third quarter of 2000 compared to the same quarter in 1999. Subsequent to September 30, 2000, the Company received purchase commitments from its Japanese customers for the twelve months ending September 30, 2001 that are expected to be approximately $9.0 million. During September 2000 the Company started distributing its retail line of chilled citrus products into several major national food retailers in Mexico.

     Citrus juice and oil sales decreased 14.8% from $2.3 million in 1999 to $2.0 million in 2000. This decrease resulted from unfavorable worldwide market prices of frozen concentrate orange juice and reduced demand in the 2000 third quarter compared to the same quarter in 1999.

     As a result of the foregoing, net sales decreased 47.3% from $14.6 million in 1999 to $7.7 million in 2000 due to reduced sales in both packaged fruit and citrus juice and oil.

     Gross profit on packaged fruit sales decreased from 15.6% in 1999 to a loss of 15.5% in 2000. The third quarter 2000 gross margins were significantly impacted by reduced production volumes at the Company's Mexican production facilities principally due to the significant decreases in packaged fruit sales previously discussed. As a result of the projected volumes under the first year of the DLM supply agreement, as well as the projected increases in its Japanese business and anticipated future retail business in Mexico, the Company expects future gross margins to improve significantly.

     Citrus juice and oil sales gross profit decreased from 15.5% in 1999 to a loss of 17.1% in 2000. The third quarter gross margins were significantly impacted by decreases in sales volume, limited production and lower prices.

     Overall, gross profit as a percentage of net sales decreased from 15.6% in 1999 to a loss of 15.8% in 2000 due to the negative gross margins in both packaged fruit and citrus juice and oil.

     Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 24.8% in 1999 to 42.7 % in 2000. Actual SG&A expenses decreased from $3.6 million in 1999 to $3.3 million in 2000. As a result of the DLM sale, the Company has significantly reduced the costs of its U.S. operations. Costs associated with the U.S. retail and wholesale club business, including distribution, selling and marketing, accounting functions and interest costs, along with approximately 50 executive, administrative, warehouse and sales employees, have been substantially eliminated from future periods. Remaining U.S. selling and administrative expenses of the Company are those needed to operate its U.S. food service and industrial products business, develop its Mexico and European markets and those associated with a publicly-held company.

     Interest expense increased as a percent of net sales from 4.8% in 1999 to 8.8% in 2000. Actual interest expense remained at $0.7 million in both periods. Increases in the Company's cost of debt in the 2000 period were offset by the interest expense reduction associated with the debt retirement on August 31, 2000 as a result of the DLM transaction.

     Gain on sale of assets of $3.1 million in the 2000 period represents the gain realized on the August 31, 2000 sale of the Company's Sunfresh(R) brand to DLM. See Note 3 to the condensed consolidated financial statements for further discussion of this sale.

     Nonrecurring gain from VAT refund of $1.7 million in the 2000 period represents the value added tax refund received by one of the Company's foreign subsidiaries. See Note 3 to the condensed consolidated financial statements for further discussion of this refund.

     Foreign currency translation gains (loss) were insignificant between the periods.

     Income tax benefits of $0.5 million and $0.3 million were recorded in the 1999 and 2000 periods, respectively, on losses before income taxes of $3.4 million in 1999 and $0.2 million in 2000 and are due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided valuation allowances for net operating losses generated at ICMOSA and in the U.S. No income tax benefits from U.S. operating losses are recognized and a partial valuation allowance has been provided for losses generated by ICMOSA.

     As a result of the foregoing, the Company reported a net loss of $3.0 million in 1999 and net income of $0.1 million in 2000.

Nine Months Ended September 30, 1999 and 2000

     Net sales consist of sales of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $16.8 million from $42.7 million in 1999 to $25.8 million in 2000, or 39.5%. This sales decrease was primarily caused by a 66.6% decrease in food service sales from $6.3 million in 1999 to $2.1 million in 2000, a decrease in retail sales of 16.5% from $19.5 million in 1999 to $16.3 million in 2000, a decrease in wholesale club sales of 52.4% from $5.9 million in 1999 to $2.8 million in 2000 and a decrease in sales to Japan of 62.9% from $8.1 million in 1999 to $3.0 million in 2000. Retail and wholesale club sales decreases were impacted by reduced product line and product offerings as part of the Company's previously announced cost cutting efforts, which were made in the second half of 1999, the discontinuation of certain of the Company's products by several wholesale club customers in 2000 and as a result of the sale on August 31, 2000 to DLM of the world wide rights to its Sunfresh(R) brand of chilled and canned citrus products, which included substantially all of its on hand inventory associated with the Sunfresh(R) brand. As part of the sale, the Company entered into a long-term supply agreement with DLM under which the Company will produce the chilled and canned citrus products for them at existing facilities in Mexico. As a result of the DLM transaction, which included approximately $5.0 million of on hand inventories sales under the supply agreement during September 2000 were less than $0.5 million. In connection with the supply agreement, DLM committed to purchase minimum quantities during the agreements first year, which amounted to approximately $14.6 million. Subsequently, DLM has revised their first year estimated quantity commitments and has increased them by approximately 33.0%, primarily in canned products. Accordingly, estimated sales to DLM during the first contract year could approach approximately $18.0 million. The decrease in sales to Japan was caused by reduced demand for these products in the first nine months of 2000 compared to the same period in 1999. Subsequent to September 30, 2000, the Company received purchase commitments from its Japanese customers for the twelve months ending September 30, 2001 that are expected to be approximately $9.0 million. During September 2000 the Company started distributing its retail line of chilled citrus products into several major national food retailers in Mexico.

     Citrus juice and oil sales increased $1.2 million from $7.8 million in 1999 to $9.0 million in 2000, or 16.8%. This increase was caused by a slight improvement in the market prices of frozen concentrate orange juice in the first six months of 2000 compared to the same period in 1999, and then partially offset both by a decline in the worldwide market prices and demand of frozen concentrate orange juice in the third quarter of 2000.

     As a result of the foregoing, net sales decreased 30.9% from $50.4 million in 1999 to $34.9 million in 2000 due to the reduced packaged fruit sales being less than offset by the increase in citrus juice and oil sales.

     Gross profit on packaged fruit sales increased slightly from 16.1% in 1999 to 16.4% in 2000. Gross profits in the 2000 period were negatively impacted by the negative gross profits realized in the third quarter of 2000. As a result of the projected volumes under the first year of the DLM supply agreement, as well as the projected increases in its Japanese business and anticipated future retail business in Mexico, the Company expects future gross margins to significantly improve.

     Citrus juice and oil gross profit decreased from 4.7% in 1999 to a loss of 0.5% in 2000. This decrease was primarily caused by the impact of unfavorable worldwide market prices for frozen concentrate orange juice 2000 in the first nine months of 2000.

     Overall, gross profit as a percentage of net sales decreased from 14.3% in 1999 to 12.0% in 2000 primarily due to the impact of the negative gross margins in both packaged fruit and juice and oil in the third quarter of 2000.

     Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 22.7% in 1999 to 27.3% in 2000. Actual SG&A expenses decreased 16.9% from $11.4 million in 1999 to $9.5 million in 2000. This decrease was primarily due to the significantly lower sales volumes, as well as improved expense controls and reduced selling expenses associated with the decrease in packaged fruit sales. As a result of the DLM sale, the Company has significantly reduced the costs of its U.S. operations. Costs associated with the U.S. retail and wholesale club business, including distribution, selling and marketing, accounting functions and interest costs, along with approximately 50 executive, administrative, warehouse, administrative and sales employees, have been substantially eliminated from future periods. Remaining U.S. selling and administrative expenses of the Company are those needed to operate its U.S. food service and industrial products business, develop its Mexico and European markets and those associated with a publicly-held company.

     Interest expense increased as a percent of net sales from 4.0% in 1999 to 6.6% in 2000. Actual interest expense also increased from $2.0 million in 1999 to $2.3 million in 2000. This increase was caused by the significantly higher cost of the Company's debt in 2000 as compared to the 1999 period.

     Gain on sale of assets of $3.1 million in the 2000 period represents the gain realized on the August 31, 2000 sale of the Company's Sunfresh(R) brand to DLM. See Note 3 to the condensed consolidated financial statements for further discussion of this sale.

     Nonrecurring gain from VAT refund of $1.7 million in the 2000 period represents the value added tax refund received by one of the Company's foreign subsidiaries. See Note 3 to the condensed consolidated financial statements for further discussion of this refund.

     Provision for losses on abandonment of leased facility of $2.5 million in the 2000 period represents a non-cash loss associated with the write-off of a non-refundable deposit and the recording of a contractual penalty in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

     Foreign currency translation loss decreased from $0.7 million in 1999 to $0.3 million in 2000 and resulted primarily from the conversion of the Company's foreign subsidiaries' financial statements in Mexican pesos to U.S. dollars in accordance with U.S. GAAP. These losses are due to translation losses on U.S. dollar denominated net monetary liabilities in Mexico.

     Income tax benefits of $0.1 million and $0.8 million were recorded in the 1999 and 2000 periods, respectively, on losses before income taxes of $8.5 million in 1999 and $4.9 million in 2000 and are due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, the Company has provided valuation allowances for net operating losses generated at ICMOSA and in the U.S. No income tax benefits from U.S. operating losses are recognized and a partial valuation allowance has been provided for losses generated by ICMOSA.

     As a result of the foregoing, the Company reported net losses of $8.4 million in 1999 and $4.4 million in 2000.

STATUTORY EMPLOYEE PROFIT SHARING

     All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of UniMark's Mexican employees are employed by its subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Statutory employee profit sharing expense is reflected in the Company's cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. The Company's net income
(loss) on a consolidated basis as shown in the condensed consolidated financial statements is not a meaningful indication of net income (loss) of the Company's subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

EXCHANGE RATE AND INFLATION

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

     Pricing associated with the long-term supply agreement entered into with DLM is in U.S. dollars. Significant fluctuations in the exchange rate of the Mexican peso compared to the U.S. dollar, as well as the Mexican inflation rate, could significantly impact the Company's ability to fulfill its contractual obligations under the DLM supply agreement in a profitable manner, which could result in a material adverse effect upon the Company.

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

     Although the DLM supply agreement contains a force majeure provision where limited availability of fruit is due to a natural cause, pricing associated with the long-term supply agreement does not provide for increases in raw material costs. Accordingly, any increases in such costs could significantly impact the Company's ability to fulfill its contractual obligations under the DLM supply agreement in a profitable manner, which could result in a material adverse effect upon the Company.

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

POSSIBLE FAILURE TO QUALIFY FOR NASDAQ NATIONAL MARKET LISTING

     The Company's common stock is listed on the Nasdaq National Market listing. In order to qualify for continuous listing, the Company must comply with certain minimum maintenance standards that include, among others things, a $5.0 million market value of public float and a bid price of $1 per share, both over 30 consecutive trading days. Although the Company has, on occasion, failed to maintain these criteria, the Company has subsequently met and maintained both criteria for a minimum of 10 consecutive trading days. Failure to meet these maintenance criteria may result in a discontinuation of the listing of the Company's common stock on the Nasdaq National Market Listing.

     Subsequent to September 30, 2000 the Company received a notification letter from the Nasdaq Listings Qualifications Panel, dated October 24, 2000, that it is subject to delisting on the NASDAQ stock market effective with the close of business on January 22, 2001 due to its failure to meet the minimum bid price of $1 for its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, cash and cash equivalents totaled $2.6 million, a decrease of $1.5 million from year-end 1999. During 2000, operating activities utilized cash of $3.6 million primarily due to operating losses and seasonal increases in juice and oil inventories of $2.0 million.

     The Company, prior to the sale to DLM of its Sunfresh(R) brand, had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), its primary lender, that provided short-term dollar denominated debt of up to $15.9 million. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries (the "Mexican Facilities"). At June 30, 2000 the Company had outstanding aggregate loan balances under both the U.S. Facility and the Mexican Facilities of $12.8 million. In connection with the sale, the Company repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to its ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements have been amended to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants. At September 30, 2000, $4.3 million was outstanding under the GISE portion of the Mexican Facilities, the maximum borrowings available. The Mexican Facilities are scheduled to mature on January 1, 2001.

     These agreements are cross-collateralized and guaranteed by the Company and its subsidiaries and require the Company to maintain certain consolidated financial performance levels relative to tangible net worth, working capital and total debt. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without the prior written consent from the bank. As of September 30, 2000 the Company was in compliance with the consolidated financial performance covenants.

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

     The Company and Frutalamo have been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and determined that it is not feasible at this time to increase its production capacity. As a result of not having completed the transaction, the Company received a notice from Frutalamo demanding the payment of the contractual penalty, rent for the use of the facility from November 1, 1999 and vacating the facility. As result of the Company's decision not to purchase the Frutalamo shares, the non-refundable deposit was written-off and the contractual penalty recorded at June 30, 2000. These non-cash charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility". The Company is in the process of negotiating a settlement with the Frutalamo shareholders.

     In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program started in November 1996 and harvesting of the first crops began in 2000 with full production scheduled for 2013. The status of the Lemon Project as of September 30, 2000 is as follows:

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

         Expenditures -
             Total projected expenditures                 $18.5 million
             Incurred since inception                      14.7 million
             Projected for remainder of 2000 and beyond     3.8 million

     Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended, to January 1, 2001, the Company has the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At September 30, 2000 amounts due from IHMSA of $1,589,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to its purchase option. The failure or inability of the Company to exercise its purchase option could have a material adverse affect on the Company.

     The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Management believes that it will not generate sufficient cash flow from future operations in 2000 to service its debt obligations and capital expenditures and current levels of financing are insufficient to meet the Company's current cash requirements for the remainder of 2000 and beyond. The future success of the Company depends on its ability to obtain additional debt and raise additional equity through the sale of registered and unregistered securities. There can be no assurances that the Company's efforts to raise such additional financing will be successful, and accordingly, the Company may be required to limit its operations, dispose of certain assets and take other actions as considered necessary to continue as a going concern.

     On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of September 30, 2000, advances under the Agreement were $4.5 million (43,116,000 Mexican pesos).

     The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of June 30, 2000, accretion accrued under the Agreement amounted to $0.2 million. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

     Subsequent to September 30, 2000 GISE has requested FOCIR to fund an additional advance of approximately $0.5 million under the Agreement.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against the Company's subsidiary, ICMOSA and three guarantor employees (two of which were directors of the Company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $.8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. ICMOSA has filed a response, along with a request for dismissal claiming the suit contains material errors, including the official recording of the loan with the Official Bank of Mexico. The court has not ruled on ICMOSA's response, and consequently, it cannot be determined at this time whether ICMOSA's response will ultimately lead to a dismissal of the action. However, ICMOSA and the Company believe that this litigation will be resolved without material effect on the Company's consolidated financial condition, results of operations or cash flow.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         27  Financial Data Schedule

B.       Reports on Form 8-K

         On September 18, 2000 the Company filed a current report on Form 8-K announcing that on August 31, 2000 the Company completed the sale to Del Monte Foods Company of the rights to its Sunfresh(R) brand, its McAllen Texas distribution center, including certain inventory and other assets associated with the Sunfresh(R) brand.


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

                                             THE UNIMARK GROUP, INC.
                                             -----------------------
                                                   Registrant


         Date:     November 20, 2000            /s/  Emilio Castillo
                                             ----------------------------------------
                                             Emilio Castillo, Interim President
                                             (Principal Executive Officer)


         Date:     November 20, 2000            /s/ David E. Ziegler
                                             ----------------------------------------
                                             David E. Ziegler, Chief Financial Officer
                                             (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION
--------                      -----------
    27              Financial Data Schedule