Form 10-K405
period 2000-12-31
UNIMARK GROUP INC
filed 2001-04-02
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK (ONE)
   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                                        OR

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 30, 2001 was $4,773,980. The number of shares of common stock outstanding as of March 30, 2001 was 13,938,326.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The UniMark Group, Inc.'s 2000 Proxy Statement contains much of the information required in Part III of this Form 10-K, and portions of the 2000 Proxy Statement are incorporated by reference herein from the applicable sections thereof. The Items of this Form 10-K, where applicable, specify which portions of the 2000 Proxy Statement are incorporated by reference. The portions of the 2000 Proxy Statement that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations and general business risks. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte Foods; that we are experiencing liquidity problems and our audited consolidated financial statements and related footnotes for 2000 includes a "going concern" explanatory paragraph and discussion of certain conditions that could impact our ability to continue operations; that we may continue to sustain losses and accumulated deficits in the future; that we are subject to commodity price risks, particularly market price fluctuations for processed citrus juice; that we are subject to risks associated in implementation of our business strategy; and that additional financing may be required to achieve our growth. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; that labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to volatile interest rates in Mexico which could increase our capital costs; that trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which can impair our financial condition; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; and that we are subject to the risk of fluctuating foreign currency exchange rates and inflation. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that can have a significant influence on our management and operations; that we have never paid a dividend; and that we are subject to interest rate changes.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

         Our company, The UniMark Group, Inc., a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. We operate and compete in two distinct business segments: packaged fruit and juice and oil.

         Within the packaged fruit segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages our products at four plants in Mexico. Our Mexican plants are strategically located in major fruit growing regions. We also utilize independent food brokers to sell our food service and industrial products in the United States. Sales to our Japanese consumers are facilitated through Japanese trading companies.

         Within the juice and oil segment, we have our juice division and our agricultural development products division. Through one of our Mexican subsidiaries, we are a major Mexican producer of citrus concentrate, oils and juices. We produce and export citrus concentrates, oils and juices. While our primary product is frozen concentrate orange juice, we also produce single strength orange juice and grapefruit, tangerine, Persian lime and lemon juice products. The juice division currently operates two juice concentrate plants strategically located in the citrus growing region of Mexico, close to the United States and the Mexican ports of Tampico and Veracruz. Our plant locations offer cost-effective transportation and distribution and faster time to market. Collectively the two plants have the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. Our citrus concentrates and single strength citrus juices are sold directly to juice importers and distributors in North America, Europe and the Pacific Rim. In addition, we are developing, pursuant to a long-term supply contract with an affiliate of The Coca-Cola Company, 8,650 acres of lemon groves. The planting program began in November 1996 and harvesting of the first crops commenced in late 2000 with commercial production scheduled for 2004. Presently, we have acquired substantially all of the land for the project and have planted approximately 6,000 acres.

         The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, a company that marketed and distributed products in the United States. On August 31, 2000, we sold to Del Monte Foods Company ("Del Monte") all of our interests in our worldwide rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands ("Brands"), our McAllen Texas distribution facility, including certain inventory associated with our retail and wholesale club business, and other property and equipment. Separately, we entered into a long-term supply agreement with Del Monte under which we have been contracted to produce chilled and canned citrus products for Del Monte's retail and wholesale club markets. Under the terms of the agreement, Del Monte has agreed to purchase minimum quantities of our citrus products at agreed upon prices for sale in the United States. We retained the rights to our food service, industrial and Japanese business. Also, we were granted by Del Monte a long-term license for the rights to the Brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

         We conduct substantially all of our operations through our wholly owned operating subsidiaries. In Mexico, our subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, our subsidiaries include: UniMark Foods, Inc. ("UniMark Foods"), and UniMark International, Inc. ("UniMark International"). In the United Kingdom our subsidiary is Flavorfresh, Limited. ("Flavorfresh").

PACKAGED FRUIT SEGMENT

         General. In our packaged fruit segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. Our packed fruit operations produce an array of products that includes refrigerated cut fruits for retail as well as food service sales, individually quick frozen fruits ("IQF") primarily for industrial sales in the United States as well as Japan, and pasteurized canned fruits. These products are typically sold through brokers or distributors. We process and package our products in four plants, which are strategically located in major fruit growing regions in Mexico. We believe that we are the single largest exporter of processed fruit products in Mexico.

         Our relationship with Del Monte. On August 31, 2000, we sold to Del Monte all of our interests in the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, as well as related inventory in the United States and our warehouse facility in McAllen, Texas. In connection with this sale, we agreed not to sell any of our products in the United States retail markets. Separately, we entered into a 5-year supply agreement in which, Del Monte agreed to purchase minimum quantities of products at agreed upon prices for sale in the United States retail markets.

         Strategy. Our strategic objective in our packaged fruit segment is to be a leading supplier of premium processed cut fruit products to major branded food companies. To achieve this objective, the key elements of our growth and operating strategies are as follows:

o Strategic partnering with leading branded food manufacturers. We intend to leverage our production capacity and operating expertise by entering into strategic partnering agreements with leading branded food companies.

o Focus on premium quality products. Our premium product positioning requires that we implement and monitor strict quality control standards in the growing and production of our products.

o Penetrate new markets. We plan to expand our business to other regions of the world, specifically Europe, the Pacific Rim and Mexico.

o Joint new product development. We intend to work closely with our strategic partners to develop and introduce new and innovative premium products.

o Strict cost control. Under our new strategy, cost control is imperative. We plan to continue our focus on cost control by leveraging our fruit procurement purchasing power, increasing operating efficiencies, and reducing general and administrative costs.

         Current Products. Our principal products are derived from citrus and tropical fruits. We have focused on applying our knowledge and expertise of fruit growing and processing capabilities to develop two key product categories: cut fruits and specialty food ingredients.

Cut Fruits.  Presently, our cut fruit product offerings include:

         Chilled fruit. The chilled fruit line includes mango slices, grapefruit segments, orange segments, pineapple chunks and a variety of fruit salads. These products are packed for retail, wholesale club and food service customers in a variety of presentations. As of September 1, 2000, the retail and wholesale club items are marketed and sold by Del Monte in the United States under the Sunfresh(R) and Fruits of Four Seasons(R) brands. We sell this product line in Mexico under the Sunfresh(R) brand, under a five-year royalty free license from Del Monte.

         Canned fruit. The canned fruit line includes orange segments and grapefruit segments, as well as citrus and tropical salads packed for retail and food service customers. These products are marketed and sold by Del Monte in the United States under the Sunfresh(R) and Fruits of Four Seasons(R) brands.

         IQF fruit. The frozen line of fruit includes melon, mango, orange, grapefruit, papaya, pineapple and various combinations of products packed for food service and industrial customers.

Specialty Food Ingredients.  Presently, our specialty food ingredients include:

         Citrus segments. We market citrus sections packaged in industrial sizes to food and soft drink producers in Japan to enhance the flavor and texture of fruit juices and desserts.

         Citrus cell-sacs. We have developed and utilize a unique processing method that separates cold-peeled citrus fruit into individual juice-containing cell-sacs. These cell-sac products are sold to food and soft drink producers in Japan to enhance the flavor and texture of fruit juices and desserts.

SALES AND DISTRIBUTION

Our sales and distribution activities are conducted as follows:

         United States Sales. As of September 1, 2000, we discontinued selling and distributing our retail and wholesale club line of products in the United States. These product lines are now marketed, distributed and sold exclusively by Del Monte in the United States. Under the terms of the long-term supply agreement with Del Monte, we have agreed to produce these canned and chilled citrus products for Del Monte, who has agreed to purchase a minimum volume of these products at predetermined prices. The long-term supply agreement has an initial five-year term. At the expiration of the initial term both parties can agree to renew the agreement. As of March 1, 2001, the Sunfresh(R) brand products were sold in over 18,000 retail outlets in the United States. We believe that Del Monte should be able to increase the overall sales volume of these products in the United States through the use of its extensive marketing resources. As a result of the

Del Monte transaction, substantially all of our direct sales force, as well as our marketing and distribution organization, were eliminated.

         Food Service and Industrial Sales. Food service and industrial sales, which were channels excluded from the Del Monte transaction, are managed by a sales team based in Bartonville, Texas. Sales to fast food chains, restaurants, hospitals and other food service customers are made either directly to end users, or through food service distributors by our food service sales force. Presently, we are represented by more than 30 food service brokers. Industrial sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilize independent food brokers to sell our products to industrial users in the United States.

         Japanese Sales. We export a line of pasteurized citrus products to Japan for use in the food and beverage industries. We believe that because of our focus on premium quality products we have been recently successful in regaining lost Japanese business from prior years. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, we maintain direct relationships with our major industrial customers. An export sales manager located in Mexico City, who deals primarily with Japanese trading companies, conducts our Japanese exports.

         European Sales. Currently, we conduct a limited amount of business in Europe. We intend to expand our European business in all three of our major packaged food retail lines. No assurances can be given that these efforts will be successful.

         Mexican Sales. Beginning in August of 2000, we began selling our products in Mexico. Sales are conducted through a non-exclusive distributor, who has experience distributing refrigerated products. Initially, we targeted distribution to large Mexican retail chains.

         The following table shows the amount and percentage of net sales contributed by the various distribution channels for our packaged fruit products during the previous three years:

                                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                            1998                      1999                        2000
                                    --------------------      ---------------------       --------------------
                                      NET                       NET                         NET
                                     SALES       PERCENT       SALES        PERCENT        SALES       PERCENT
                                    -------      -------       -------      -------       -------      -------
                                                                (DOLLARS IN THOUSANDS)
Packaged Fruit:
  Retail .....................      $26,181         52.2%      $25,606         47.4%      $16,348         50.2%
  Del Monte ..................           --           --            --           --         4,392         13.5
  Japan ......................        4,144          8.3         9,633         17.8         4,695         14.4
  Wholesale club .............        6,235         12.4         7,609         14.1         2,810          8.6
  Food service ...............        8,496         17.0         7,431         13.7         2,667          8.2
  Industrial and other .......        5,084         10.1         3,791          7.0         1,650          5.1
                                    -------      -------       -------      -------       -------      -------
          Total ..............      $50,140        100.0%      $54,070        100.0%      $32,562        100.0%
                                    =======      =======       =======      =======       =======      =======

         Retail sales. Prior to the Del Monte transaction, we marketed our products to more than 200 regional and national supermarket chains and wholesalers throughout the United States. In conjunction with our own national sales force, we utilized over 50 independent food brokers and distributors to sell our products.

         Effective September 1, 2000, as part of the Del Monte transaction, we entered into a long-term supply agreement under which we produce and sell to Del Monte, for the retail and wholesale club markets, chilled and canned citrus products. Average selling prices under the Del Monte supply agreement are significantly less than those previously charged to the national supermarket chains. This is the result of our elimination of substantially all our United States costs from future periods that were associated with sales and marketing, distribution, accounting functions, interest expense and headcount.

         Japanese sales. We export a line of pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, we maintain direct relationships with our industrial customers.

         Wholesale club sales. Prior to the Del Monte transaction, we sold our products directly to wholesale clubs throughout the United States. Presently, sales for the wholesale club channel are made to Del Monte pursuant to the long-term supply agreement.

         Food service sales. Our sales to the fast food chains, restaurants, hospitals and other food service customers are made either directly to or through food service distributors by our food service sales force. We are represented by more than 30 food service brokers.

         Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilize independent food brokers to sell our products to industrial users in the United States.

         Distribution. We operate our own trucking fleet to transport finished packaged fruit products from our Mexican processing facilities to Del Monte's distribution center in McAllen, Texas. Products exported to Europe and Japan are shipped directly from Mexico.

PROCUREMENT

         Currently, a substantial quantity of the fruit we process is purchased from third parties. However, our Mexico grapefruit growing operations supply a significant amount of our grapefruit requirements. In addition, we purchase grapefruit from growers in the Texas Rio Grande Valley for processing at our ICMOSA plant. Substantially all of the mangos, oranges and melons used in our operations are purchased from third-party growers throughout Mexico.

PROCESSING

         Upon arrival at our Mexico processing plants, fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, and balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing our IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged into plastic bags or trays. The ICMOSA plant is our main plant and serves as the hub for our other Mexican processing plants, which primarily produce semi-processed products. At our ICMOSA plant, products are labeled and packaged for final shipment. We also can fruit at our Montemorelos and Puebla plants.

JUICE AND OIL SEGMENT

         Our juice and oil segment consists of our juice division and our agricultural developments projects division.

JUICE DIVISION

         General. Our juice division operates two juice concentrate plants strategically located in the citrus growing region of Mexico, close to the United States and the Mexican ports of Tampico and Veracruz. The plant locations offer cost-effective transportation and distribution. Collectively, the plants have the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. Our citrus concentrates and single strength citrus juices are sold directly to juice importers and distributors in North America, Europe and the Pacific Rim.

         Citrus season in Mexico extends from September to mid July of the following year. The following table lays out the fruit availability for our juice division throughout the year. Generally, fruit prices at the extremes of each season are significantly higher and the quality (as measured by acidity, sugar content and color) is less than desirable. Our juice division's typical processing schedule is as follows:

                  Jan.      Feb.      Mar.      Apr.      May       Jun.      Jul.      Aug       Sep.      Oct.      Nov.      Dec.
                  ----      ----      ----      ----      ---       ----      ----      ---       ----      ----      ----      ----
Persian Lime       X         X         X         X         X         X         X         X         X         X         X         X

Orange             X         X         X         X         X         X         X                                       X         X

Grapefruit         X         X                                                                                         X         X

Tangerine          X                                                                                                             X

Lemon                                                                                              X         X         X

         Strategy. Our strategy in this business segment is to become the preferred contract supplier for juice and oil products to food and other industrial companies. The primary components of this strategy are as follows:

o Optimize facility utilization. Our cost structure requires significant volume processing to cover fixed costs. We intend to continue our focus of lowering operational costs and increasing plant utilization throughout the processing season.

o Manage agricultural risk. Our juice division plans to continue our focus of procuring an adequate supply of citrus products at reasonable prices through diversification of supply sources and development of long-term contracts with growers.

o Obtain additional long-term contracts. We intend to increase the allocation percentage of our plants' production volume to long-term contracts, which we believe should reduce capital needs and commodity price risk.

o Diversify and manage market risk. We intend to progress our product mix towards higher value added products, which are less sensitive to commodity pricing, in particular single strength orange juice.

o Market diversification. As a result of the recent Free Trade Agreement signed with Europe and the resulting lowering of tariffs, we intend to substantially increase the volume of our European sales.

Current Products. Our juice division markets directly to major industrial users a full line of citrus juice products including citrus concentrates and single strength juices:

         Citrus concentrate. Our citrus juice concentrates are produced from oranges, grapefruits, tangerines, Persian limes and lemons. The product is squeezed, filtered and concentrated through evaporation and then packed in drums.

         Single strength juices. Our citrus juices are produced from oranges that are pasteurized and shipped directly to the United States border in stainless steel containers for direct delivery to customers.

         Citrus oils. Our citrus oils are extracted from oranges, grapefruits, tangerines, Persian limes and lemons. Primarily, our customers use these oils in beverages, perfumes and other scented products.

         Cattle feed. As a by-product of the juice production, we produce cattle feed by cooking the citrus peel, which is sold to local farmers.

         Procurement. We purchase citrus products from growers throughout Mexico. Most of our orange supply is procured from local suppliers under various arrangements, including pre-harvest contracts, operating agreements, individual fixed price contracts to purchase a grower's entire production, and cash on delivery. Our juice division's two juice plants are located in Victoria, Tamaulipas and Poza Rica, Veracruz. The principal fruit supply areas are the following states: San Luis Potosi (flat and mountain region), Veracruz (central and south state region) and Tamaulipas (hilly northeastern region). The state of Veracruz, located along the gulf coast of Mexico, is Mexico's largest orange producing region.

         We believe that the geographic diversification provided from our citrus sourcing reduces our juice division's risk of raw material interruptions, as states such as historically, Veracruz, have very low risk of damage by frost or hurricane and allows our juice division to enjoy an extended harvesting season of up to 10 months. Normally, the harvesting season commences in September with the processing of Italian lemons until November when the processing of grapefruit, tangerines, Persian lemons and oranges begins and continues until the end of the regular season in May (8 months). Because of our juice division's access to fruit from the North of Veracruz and San Luis Potosi, our harvesting season generally lasts two additional months. Our Victoria plant processes fruit grown primarily in the northeastern region of Mexico. The fruit is transported by common carrier to our two Mexican plants.

         Processing. Our juice division's operations are substantially automated. Once the fruit arrives at the plant, it is unloaded onto rollers and temporarily stored in silos. When released to production, the fruit is then washed and inspected. Bruised and damaged fruit is removed by hand with the remaining fruit routed to rollers with short needles, which extract the oil from the peel. Once the oil is removed, the fruit is sorted by size and sent to the slicing and squeezing machines. These machines slice the fruit and completely squeeze the juice and pulp from the peel. The juice is then separated from the pulp and the water is extracted from the juice through evaporation. The juice concentrate and essence oils are then stored on site until shipped to the customers.

         Sales and Distribution. Most of our juice division's production is sold to industrial users and bottlers of juice products. Because Mexican juice has desirable taste and color properties, it is frequently used to enhance the flavor and color of the final product and is often used for blending with orange juice from other countries, particularly Brazil. Our juice division transports finished product in tankers or drums by common carrier to North American customers. Products to overseas customers are shipped in ocean freight containers.

         As outlined below, our juice division processes, produces and sells a diverse array of citrus products under different arrangements as follows:

         Long-term contracts. Our juice division has a long-term processing agreement with an affiliate of the Coca-Cola Company with respect to the Lemon Project. See "Agricultural Development Projects." Under the terms of this agreement, our juice division processes all the lemons purchased by Coca-Cola in Mexico for an agreed-upon fee. Given that the season for lemons has very limited overlap with oranges and grapefruit, it provides increased utilization for our Victoria plant.

         Season contract orders. Additionally, our juice division receives "season orders". These orders are placed for the duration of the season. Most of these customers are involved in the soft drink industry, which utilize juice concentrate and oils to enhance the flavor and texture of soft drinks. We also produce and sell limited volume of single strength orange juice. In both cases, a delivery schedule and prices are negotiated at the season's onset.

         Spot market. Our juice division produces a significant amount of concentrate, primarily orange juice, based on annual sales estimates. As a result, our juice division has to invest significant working capital to build up the inventory during the processing season to sell in the future at market prices.

AGRICULTURAL DEVELOPMENT PROJECTS DIVISION

         General. Our juice division, through its agricultural subsidiary, AGROGISE, is developing, pursuant to a long-term supply contract with The Coca-Cola Export Corporation, an affiliate of the Coca-Cola Company ("Coca-Cola"), 3,500 hectares (8,650 acres) of lemon groves for the Lemon Project. The planting program began in November 1996. During 2000 the first crops were harvested and processed, with commercial production scheduled for 2004. Presently, we have acquired 3,096 hectares (7,650 acres) of the land for the project and have planted approximately 2,450 hectares (6,054 acres).

         Strategy. Our objective in this business segment is to be the leader in executing large-scale citrus projects for long-term strategic partners. To achieve this objective, we have set the following as the key elements of our operating strategy:

o Leverage our development expertise. We believe that we have demonstrated the ability to acquire, prepare, plant, grow and harvest large-scale citrus projects in Mexico. As such, we intend to leverage our agricultural development expertise by developing similar projects.

o Obtain long-term contract. We intend to minimize commodity price risk through entering into long-term contracts with leading companies.

o Manage agricultural risk. Through geographical diversification, staggered planting, preventive maintenance including fumigation and fertilization and a highly developed technical staff we intend to reduce the agricultural risk.

         Lemon Project. As of December 31, 2000, we have acquired 3,096 hectares (7,650 acres) required for the Lemon Project. This land is situated in the northern states of Tamaulipas and San Luis Potosi. We have prepared and planted 2,450 hectares (6,054 acres), consisting of 4 separate groves with different maturity profiles.


                                                                                                              PROPERTY
              NAME                     LOCATION            HECTARES       ACREAGE            CROP             INTEREST
  ----------------------------- ----------------------- -------------- -------------- --------------------- -------------
  Laborcitas Grove............  Cd. Victoria,                  97            240       Oranges and             Owned
                                Tamaulipas, Mexico                                     Italian lemons
  Paraiso Grove ..............  Cd. Victoria,                 137            339       Italian lemons          Owned
                                Tamaulipas, Mexico
  El Cielo Grove .............  Gomez Farias,                 716          1,769       Italian lemons          Owned
                                Tamaulipas, Mexico
  Flor De Maria Grove.........  Cd. Valles, San Luis        2,146          5,302       Italian lemons          Owned
                                Potosi, Mexico
                                                 TOTAL      3,096          7,650

         Pursuant to the terms of the long-term supply agreement, an affiliate of the Coca-Cola Company agreed to provide, free of charge, 875,000 lemon seedlings to us for this project. To date, Coca-Cola has provided 700,393 seedlings, with the balance to be provided in the next 12 months. The estimated total number of trees to be planted is estimated to be approximately 1.1 million. We also operate our own nursery where young seedlings are prepared for planting. These groves will provide the balance of the remaining trees as well as acting as a source of replacement for damaged trees.

         We estimate that our lemon trees will start producing lemons in commercially viable quantities when they reach four to five years in age. Although no assurances can be given that our estimates will be met, we estimate our current planting profile and estimated yields from the project to be as follows:

                              CURRENT LAND PROFILE



   LAND STATUS                                  HECTARES(A)   ACRES
   -----------                                  -----------   -----
Age of planted trees -
        Recently planted                              671       1,657
        1-2 years                                     770       1,903
        2-3 years                                     926       2,288
        4 years                                        47         116
        6 years(D)                                     36          90
                                                   ------      ------
        Total planted                               2,450       6,054
Land to be planted                                    607       1,501
                                                   ------      ------
Total net land acquired(E)                          3,057       7,555
Total gross land acquired                           3,096       7,650
Total contract land                                 3,500       8,650


                            ANNUAL AVERAGE ESTIMATED
                              YIELD PER METRIC TON


       TREE
       AGE             HECTARE(B)                 ACRE(B)
       ---             ----------                 -------
        1                0.0(C)                     0.0(C)
        2                0.0(C)                     0.0(C)
        3                0.8(C)                     0.3(C)
        4                7.5                        3.0
        5               13.5                        5.5
        6               18.8                        7.6
        7               25.6                       10.4
       8-13             35.0                       14.2
      14-20             43.0                       17.4

         (A)  One hectare equals approximately 2.47 acres.

         (B) One hectare consists, on the average, of 313 lemon trees (127 per acre)

         (C) In most cases, during the first two to three years of the tree growth, the yield is not sufficient to justify harvesting costs.

         (D) Trees were already planted when the grove was acquired from a third party.

         (E) The principal differences between gross and net land are access roads into the groves.

         Our mature groves have already yielded significant levels of production over the past season. The more recent groves, comprising one to three year old trees, are expected to start yielding significant levels in one to three years. Of the total remaining area to be planted, management expects that during 2001 and 2002 the outstanding 607 hectares (1,501 acres) will be planted. During the 2000 season, our groves yielded approximately 1,500 tons of Italian lemons.

         The supply agreement defines a series of prices based on the oil content of the fruit. The contract stipulates certain minimum oil content. Presently, we have no reason to believe those minimum oil contents cannot be met. Additionally, the contract stipulates a price that increases with U.S. inflation until 2007. During the 2000 season, the average prices received were approximately $135 per metric ton.

         We continue to work closely with Coca-Cola in the development of the project. Additionally, our juice division has served as Coca-Cola's unique processor of lemon in Mexico for the past few years.

EMPLOYEES

    As of March 1, 2001, we employed approximately 1,800 employees in our packaged fruit operations and approximately 500 in our juice and oil operations, all of which were located in Mexico. In Mexico labor relations are governed by separate collective labor agreements between the employers and the unions representing the particular group of employees. Most of our employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while additional benefits are negotiated every two years. Our corporate office is located in Bartonville, Texas and consists of 4 full time employees.

ITEM 2.   PROPERTIES.

GROWING OPERATIONS

    To ensure the availability of the highest quality raw materials, we intend to expand our fruit growing operations in Mexico, utilizing advanced agricultural practices. We believe that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost-effective manner. Presently, a large portion of our raw materials are provided by growers under various arrangements, including operating agreements and individual fixed price contracts. The following table sets forth our various agricultural projects:

                                                                                             PROPERTY
            NAME                      LOCATION           ACREAGE              CROP           INTEREST
  -----------------------       -------------------     ---------      -----------------     ---------
  PACKAGED FRUIT GROVES
  Loma Bonita Grove...........  Loma Bonita,            190 acres      White grapefruit      Leased
                                Oaxaca, Mexico
  Las Varas Grove (1).........  Loma Bonita, Oaxaca,    642 acres      Pink grapefruit,      Leased
                                Mexico                                 pineapple, hearts
                                                                       of palm
  Villa Azueta I Grove (2)....  Villa Azueta,           84 acres       Pineapple growing     Leased
                                Veracruz, Mexico                       and packing
  Villa Azueta II Grove.......  Villa Azueta,           610 acres      Pineapple             Owned
                                Veracruz, Mexico
  Azteca Grove (3)............  Montemorelos, Nuevo     144 acres      White and Rio Red     Leased
                                Leon, Mexico                           Grapefruit
  Las Tunas Grove.............  Isla,                   120 acres      White and pink        Leased
                                Veracruz, Mexico                       Grapefruit
  JUICE AND OIL GROVES
  Laborcitas Grove............  Cd. Victoria,           240 acres      Oranges and           Owned
                                Tamaulipas, Mexico                     Italian lemons
  Paraiso Grove ..............  Cd. Victoria,           339 acres      Italian lemons        Owned
                                Tamaulipas, Mexico
  El Cielo Grove .............  Gomez Farias,           1,769 acres    Italian lemons        Owned
                                Tamaulipas, Mexico
  Flor De Maria Grove.........  Cd. Valles, San Luis    5,302 acres    Italian lemons        Owned
                                Potosi, Mexico

- ----------

(1) Presently, this grove consists of approximately 240 acres of pink grapefruit, 300 acres of pineapple and 60 acres of hearts of palm.

(2) Villa Azueta is the southern headquarters of our agricultural operations. The agricultural headquarters is used for the development of pineapple seedlings, as well as other agricultural crops, and the packing of fresh pineapple. In 1995, we entered into a 10-year lease for this facility and have an option to purchase the facility for fair market value determined at the time such option is exercised.

(3) In 1994, ICMOSA entered into a 10-year operating agreement with the owners of this grove, which is located near the ICMOSA plant in Montemorelos. Pursuant to the agreement, ICMOSA operates the grove and purchases all the grapefruit at a formula price tied to the price of grapefruit purchased from unrelated third parties. The grove consists of approximately 13,000 grapefruit trees and incorporates advanced agricultural technology. Each tree has a watering and feeding system that can also be used as an anti-freeze system utilizing mist generated by three 500 horsepower boilers.

FACILITIES

    Our principal processing facilities are described below:

                                                                                   APPROXIMATE
                                                                                    NUMBER OF
                                                                    APPROXIMATE      EMPLOYEES
                                                                      SQUARE       (AS OF MARCH
         NAME                              LOCATION                   FOOTAGE       1, 2001)        INTEREST
         ----                              --------                 -----------    ------------     --------
PACKAGED FRUIT OPERATIONS

ICMOSA Plant(1)..............   Montemorelos, Nuevo Leon, Mexico      80,000              856         Owned
IHMSA Plant(2)...............   Montemorelos, Nuevo Leon, Mexico      40,000              354        Leased
Azteca Plant(3)..............   Montemorelos, Nuevo Leon, Mexico      50,000              402        Leased
Puebla Plant.................   Tlatlauquipec, Puebla, Mexico         50,000              399         Owned
Isla Plant(4)................   Isla, Veracruz, Mexico                32,000              195        Leased
Flavor Fresh Plant(5)........   Lawrence, Massachusetts               60,000               --        Leased

JUICE AND OIL OPERATIONS
Victoria Juice Plant(1)......   Cd. Victoria, Tamaulipas, Mexico      65,700              170        Owned
Veracruz Juice Plant.........   Poza Rica, Veracruz, Mexico           22,900               90        Owned


(1) This property is subject to individual mortgages with the real estate pledged as collateral.

(2) The agreement, pursuant to which this facility is leased, grants us the option to purchase the facility prior to the expiration of such agreement at a purchase price of $4.5 million.

(3) The agreement, pursuant to which this facility is leased, grants us the option to purchase the facility prior to the expiration of such agreement at its then fair market value.

(4) This facility was temporarily closed during 2000. We anticipate re-opening this facility in later part of the 2001 third quarter.

(5) This plant is idle and is being sub-leased.

    Our other supporting facilities are described below:

    In addition to the properties described above, we maintain our corporate headquarters in Bartonville, Texas and a lodging/conference facility in Cd. Victoria, Tamaulipas, Mexico.

    Corporate headquarters: We lease approximately 13,000 square feet of office space for our corporate headquarters in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport). As a result of the Del Monte transaction, effective September 1, 2000, we have this facility listed with a realtor for subleasing.

    The GISE conference facility: We own a "hacienda" which has been declared a historic landmark. This lodging facility is located near GISE's plant in Cd. Victoria, Tamaulipas, Mexico, and occupies approximately 90,000 square feet situated on approximately 10 acres. We utilize this facility, in part, as a conference center.

ITEM 3.   LEGAL PROCEEDINGS.

    From time to time we are involved in litigation relating to claims arising from our operations in the normal course of business, the outcome of which is not expected to have a materially adverse affect on our result of operations or financial condition.

INTELLECTUAL PROPERTY RIGHTS

    In connection with the Del Monte transaction in 2000, we sold the worldwide rights to our Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands ("Brands"). Del Monte granted us a five-year royalty free license for the rights to the Brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

    The Common Stock is quoted on the Over-the-Counter Bulletin Board under the symbol "UNMG.OB". The following tables sets forth, for the periods indicated, the high and low sale prices as reported on the NASDAQ National Market and the Over-the-Counter Bulletin Board.

                                                                  HIGH         LOW
                                                                 ------      -------
Year ended December 31, 1999:
    First Quarter.......................................         $2.688      $2.188
    Second Quarter......................................          3.688       2.688
    Third Quarter.......................................          3.000       1.000
    Fourth Quarter......................................          1.875       1.188
Year ended December 31, 2000:
    First Quarter.......................................          1.406       1.000
    Second Quarter......................................          1.156       0.625
    Third Quarter.......................................          1.375       0.531
    Fourth Quarter......................................          0.813       0.313

- ----------

    The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. Effective at the opening of business on March 15, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "UNMG.OB". Prior to March 15, 2001 our Common Stock was traded on the NASDAQ National Market under the symbol "UNMG". On March 29, 2001, the last reported sale price for our Common Stock was $0.53. As of March 29, 2001 there were approximately 100 shareholders of record of our Common Stock and approximately 1,500 beneficial shareholders.

    We have not paid any cash dividends since inception and for the foreseeable future intend to follow a policy of retaining all of our earnings, if any, to finance the development and continued expansion of our business. There can be no assurance that dividends will ever be paid. Additionally, our loan agreements with Cooperatieve Centrale Raiffeisen-Boerenleenbank B. A. ("Rabobank Nederland") restrict us from declaring or paying any dividends on our shares of Common Stock without the prior written consent of Rabobank Nederland. Any future determination as to payment of dividends will depend upon our financial condition, results of operations and such other factors, as the Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

    The following table sets forth, for the periods and at the dates indicated, our selected historical consolidated financial data. The selected historical consolidated financial data has been derived from the historical consolidated financial statements and in the case of the fiscal years ended December 31, 1998, 1999 and 2000 should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                                      YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                1996(1)         1997           1998           1999           2000
                                               --------       --------       --------       --------       --------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Net sales                                      $ 53,602       $ 65,427       $ 72,311       $ 66,223       $ 45,191
Gross profit                                     13,669         13,404         16,148          7,630          1,038
Income (loss) from operations                     1,295         (5,605)         1,758         (9,167)       (12,330)
Operating results of certain operations
disposed of during 1999(2):
   Operating income (loss)                         (510)          (479)           122           (127)            --
   Loss on disposal of operations                    --             --             --         (1,517)            --
Extraordinary gain                                  330            139             --             --             --
Net income (loss)                                   543         (9,680)        (2,965)       (12,996)       (11,363)
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain      $   0.03       $  (1.15)      $  (0.29)      $  (0.97)      $  (0.82)
  Extraordinary gain                               0.04           0.02             --             --             --
                                               --------       --------       --------       --------       --------
  Net income (loss)                            $   0.07       $  (1.13)      $  (0.29)      $  (0.97)      $  (0.82)
                                               ========       ========       ========       ========       ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain      $   0.03       $  (1.15)      $  (0.29)      $  (0.97)      $  (0.82)
  Extraordinary gain                               0.04           0.02             --             --             --
                                               --------       --------       --------       --------       --------
  Net income (loss)                            $   0.07       $  (1.13)      $  (0.29)      $  (0.97)      $  (0.82)
                                               ========       ========       ========       ========       ========
Shares used in per share calculations:
    Basic                                         7,450          8,590         10,131         13,462         13,938
    Diluted                                       7,796          8,590         10,131         13,462         13,938

Total assets                                   $ 76,683       $ 94,616       $ 93,513       $ 82,352       $ 63,202
Long-term debt                                    4,332          8,626          7,833          6,207          5,005
Stockholders' equity                             47,800         38,252         48,712         40,691         29,328

- ----------

(1) Included are the results of operations of GISE and Simply Fresh since April 1, 1996, and Deli-Bon since January 3, 1996, the effective dates of these acquisitions.

(2) Included are the operating results of Simply Fresh and Deli-Bon, which were disposed of during 1999, which is fully discussed in Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, the "Selected Financial Data" and the "Risk Factors" included in this Item 7.

CONVERSION TO U.S. GAAP

    We conduct substantially all of our operations through our wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with our headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating three citrus juice and oil processing plants, as well as managing the Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Flavorfresh Limited maintains its accounting records in British pounds sterling and in accordance with United Kingdom generally accepted accounting principles and is subject to United Kingdom income tax laws. Our subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data, after reflecting the disposition of certain operations disposed of during 1999 and 2000, expressed as a percentage of net sales for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                             1998         1999         2000
                                                             -----        -----        -----
Net sales ................................................   100.0%       100.0%       100.0%
Cost of products sold ....................................    77.7         88.5         97.7
                                                             -----        -----        -----
Gross profit .............................................    22.3         11.5          2.3
Selling, general and administrative expenses .............    19.9         25.4         29.6
                                                             -----        -----        -----
Income (loss) from operations ............................     2.4        (13.9)       (27.3)
Other income (expense):
  Interest expense .......................................    (5.7)        (4.5)        (6.0)
  Interest income ........................................     0.2          0.5          1.8
  Gain on sale of Sunfresh(R) brand and
       related assets ....................................      --           --          6.9
  Nonrecurring gain from VAT refund ......................      --           --          3.7
  Provision for losses on abandonment
       of leased facility ................................      --           --         (5.5)
  Foreign currency translation loss ......................    (0.1)        (1.4)        (1.0)
                                                             -----        -----        -----
Loss before disposal of certain operations and income
  taxes ..................................................    (3.2)       (19.3)       (27.4)
Operating results of certain operations disposed of
  during 1999:
        Operating income (loss) ..........................     0.2         (0.2)          --
        Loss on disposal of operations ...................      --         (2.3)          --
                                                             -----        -----        -----
Loss before income taxes .................................    (3.0)       (21.8)       (27.4)
Income tax expense (benefit) .............................     1.1         (2.2)        (2.3)
                                                             -----        -----        -----
Net loss .................................................    (4.1)%      (19.6)%      (25.1)%
                                                             =====        =====        =====

Years Ended December 31, 1999 and 2000

    Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales decreased 39.8% from $54.1 million in 1999 to $32.6 million in 2000. This sales decrease was primarily caused by a combined decrease in retail, Del Monte and wholesale club sales of 29.1% from $33.2 million in 1999 to $23.6 million in 2000, a 61.5% decrease in food service and industrial sales from $11.2 million in 1999 to $4.3 million in 2000, a decrease in sales to Japan of 51.3% from $9.6 million in 1999 to $4.7 million in 2000. Retail, Del Monte and wholesale club sales decreases were primarily impacted by reduced product line and product offerings as part of our previously announced cost cutting efforts in the second half of 1999, the discontinuation of certain products by several wholesale club customers in 2000 and as a result of the Del Monte transaction. The Del Monte transaction included the sale of substantially all of the Sunfresh(R) brand on hand inventory, which is not included in net sales. As part of the transaction, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at existing facilities in Mexico. Average selling prices under the Del Monte supply agreement are significantly less than those previously charged to the national supermarket chains. This is the result of our elimination of substantially all our United States costs from future periods that were associated with sales and marketing, distribution, accounting functions, interest expense and headcount. As a result of the Del Monte transaction, which included approximately $5.0 million of on hand inventories, sales under the supply agreement during 2000 were $4.4 million. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreements first year, which amounted to approximately $14.6 million. Subsequently, Del Monte revised their first year estimated quantity commitments and has increased them by approximately 33.0%, primarily in canned products. Accordingly, estimated sales to Del Monte during the first contract year could approach approximately $18.0 million. The decrease in sales to Japan was caused primarily by reduced demand for these products in 2000 compared to the same period in 1999. In the fourth quarter of 2000, we received purchase commitments from our Japanese customers for the twelve months ending September 30, 2001 that are expected to be approximately $9.0 million. During September 2000, we started distributing our retail line of chilled citrus products into several major national food retailers in Mexico. Food service and industrial sales decreases were impacted by reduced product line and product offerings in 2000.

    Citrus juice and oil sales increased slightly by 3.9% from $12.2 million in 1999 to $12.6 million in 2000.

    As a result of the foregoing, net sales decreased 31.8% from $66.2 million in 1999 to $45.2 million in 2000 due to the decrease in packaged fruit sales.

    Gross profit on packaged fruit sales decreased from 14.7% in 1999 to 6.9% in 2000. Gross profits in both 1999 and 2000 were negatively impacted by inventory write-downs related to continued agricultural problems associated with our pineapple growing operations, which resulted in write-offs of deferred growing costs of approximately $1.8 million and $1.9 million, respectively. In addition, 2000 gross margins were negatively impacted by lower gross profit margins associated with the Del Monte sales since September 1, 2000, reduced production volumes at our Mexico production facilities due to the significant decreases in package fruit sales previously discussed and inventory write-offs associated with discontinued products. As a result of the increased commitments under the Del Monte supply agreement, as well as the projected increases in our Japanese business and anticipated future retail business in Mexico, we expect future gross margins to improve.

    Citrus juice and oil gross profit decreased from (2.5)% 1999 to (9.5)% in 2000. This segment's 2000 results were negatively impacted by unfavorable worldwide market prices for frozen concentrate orange juice.

    Overall, gross profit as a percentage of net sales decreased from 11.5% in 1999 to 2.3% in 2000 primarily due to the impact of the reduced production volumes, lower gross margins on the sales to Del Monte and negative gross margins on juice and oil sales.

    Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased from 25.4% in 1999 to 29.6% in 2000. Actual SG&A expenses decreased 20.4% from $16.8 million in 1999 to $13.4 million in 2000. This decrease was primarily due to the significantly lower sales volumes, as well as improved expense controls and reduced selling expenses associated with the decrease in packaged fruit sales. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Costs associated with the United States retail and wholesale club business, including distribution, selling and marketing, accounting functions and interest costs, along with approximately 50 executive, warehouse, administrative and sales employees, have been eliminated from future periods. Remaining United States selling and administrative expenses are those needed to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with a publicly held company.

    Interest expense increased from 4.5% of net sales in 1999 to 6.0% in 2000. Actual interest expense decreased from $3.0 million in 1999 to $2.7 million in 2000. This decrease, which was offset by increases in our cost of debt in 2000, was primarily the result of interest expense reductions caused by the approximately $10.5 million of the net proceeds from the Del Monte sale used to repay short and long-term debt at closing.

    Interest income increased from $0.3 million in 1999 to $0.8 million in 2000 primarily from the temporary cash investment of excess cash balances.

    Gain on sale of assets of $3.1 million in 2000 represents the gain realized on the August 31, 2000 sale of our Sunfresh(R) brand to Del Monte. See Note 3 to the consolidated financial statements for further discussion of this sale.

    Nonrecurring gain from VAT refund of $1.7 million in 2000 represents the value added tax refund received by one of our Mexico subsidiaries. See Note 4 to the consolidated financial statements for further discussion of this refund.

    Provision for losses on abandonment of leased facility of $2.5 million in 2000 represents a non-cash loss associated with the write-off of a non-refundable deposit and the recording of a contractual penalty in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

    Foreign currency translation losses, which result from the conversion of our foreign subsidiaries financial statements to U.S. GAAP, decreased from a loss of $0.9 million in 1999 to a loss of $0.5 million in 1999, or an decrease of $0.5 million. This decrease was due to lower translation losses on local currency denominated net monetary assets in Mexico.

    Operating results and loss on disposal of certain operations in 1999 present separately the operating results applicable to the disposed operations and transaction losses on the disposals. In 1999, these disposed operations generated operating losses of $0.13 million and a one-time charge of $1.5 million from disposal.

    Income tax benefits of $1.5 million and $1.0 million were recorded in 1999 and 2000, respectively, on losses before income taxes of $14.5 million in 1999 and $12.4 million in 2000 and are due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. generally accepted accounting principles) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws. In addition, we have provided valuation allowances for net operating losses generated in Mexico and in the U.S.

    As a result of the foregoing, we reported net losses of $13.0 million in 1999 and $11.4 million in 2000.

Years Ended December 31, 1998 and 1999

    Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales increased 8.0% from $50.1 million in 1998 to $54.1 million in 1999. This increase was primarily due to a 132.5% increase in sales to Japan from $4.1 million in 1998 to $9.6 million in 1999. Packaged fruit retail sales decreased 2.2% from $26.2 million in 1998 to $25.6 million in 1999 and food service sales decreased by 12.5% from $8.5 million in 1998 to $7.4 million in 1999. Both of these decreases were impacted by reduced product line and product offerings in 1999. Industrial and other sales decreased 25.2% from $5.1 million in 1998 to $3.8 million in 1999. This decrease was caused by reduced demand for fresh pineapple in 1999.

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

    Citrus juice and oil gross profit decreased from 22.8% in 1998 to (2.5)% in 1999. This segments 1999 results were negatively impacted by increased production costs at GISE's three processing plants and unfavorable raw material costs as a result of a smaller orange crop in Mexico in the 1999 growing season compounded by the decline in market prices for frozen concentrate orange juice.

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


LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, cash and cash equivalents totaled $1.1 million, a $3.0 million decrease from year-end 1999. During 2000, operating activities used cash of $4.7 million to fund operations.

    Our investing activities for 2000 resulted in a net increase in cash of $7.7 million. This increase was the result of the Del Monte transaction discussed elsewhere which generated net proceeds of $13.1 million, which was offset by expenditures of $5.6 million for property and equipment. This net increase of $7.7 million was used in our financing activities to repay short and long-term debt associated with the assets sold to Del Monte in August 2000.

    Prior to the Del Monte transaction in which we sold our Sunfresh(R) brand, we had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), our primary lender, that provided short-term dollar denominated debt of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by our Mexican subsidiaries (the "Mexican Facilities"). In connection with the sale, we repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to our ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants. At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities, which matured on January 1, 2001. Rabobank Nederland has agreed to amend the Mexican Facilities reducing the discretionary uncommitted line to $3.0 million and extending the maturity date to April 30, 2001. UniMark and Rabobank Nederland are currently reviewing formal documents associated with the amendment. No assurances can be given that Rabobank Nederland will continue to renew the GISE Mexican Facilities beyond the April 30, 2001 scheduled maturity date. As of March 28, 2001 the outstanding amount under the GISE Mexican Facilities had been reduced to $2.4 million.

    The agreement covering the GISE Mexican Facilities is cross-collateralized and guaranteed by us and our subsidiaries and requires us to maintain certain consolidated financial performance levels relative to tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from the bank. As of December 31, 2000 we were in noncompliance with the consolidated tangible net worth covenant. Rabobank Nederland has informally agreed to waive the noncompliance and amend the loan agreement.

    In recent years, we have relied upon bank financing, principally short term, to finance our working capital and certain of our capital expenditure needs. Although the revolving credit facility for our Mexican subsidiary with Rabobank Nederland is being extended until April 30, 2001, no assurances can be given that Rabobank Nederland will continue to renew such loan facility or that such loan will not be called in the event of further defaults due to noncompliance with the loan covenants during the extension period. On February 15, 2001 we received $1.8 million of cash under the terms of a short-term promissory note with our largest shareholder. In addition, one of our Mexican subsidiaries currently has availability of $0.9 million under one of its pre-export lines of credit. Presently, we are in discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility. Although no assurances can be given, we believe we will be able to obtain such working capital and long-term debt facilities on acceptable terms. The failure to obtain such facilities could have a material adverse effect on us and our ability to continue as a going concern.

    Our audited consolidated financial statements include a "going concern" explanatory paragraph (see Note 2 to our consolidated financial statements) which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures. We have begun to address our "going concern" issue and the underlying liquidity problem through the Del Monte transaction during 2000 and a fundamental change in our business strategy. To finance our current working capital deficiency and our current and future expenditures, we will need to issue additional equity securities and or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

    In January 2001, our Board of Directors authorized an independent committee of our Board to explore all strategic alternatives that could maximize shareholder value, including equity transactions. To raise capital with low associated transaction cost, while allowing all shareholders on the record date to maintain their relative proportional voting and economic interest, our Board of Directors is exploring a rights offering that will allow our existing shareholders to purchase additional shares of our common stock. In this regard, our Board has engaged an independent financial advisor to advise them as to the structure and pricing of such offering. No assurances can be given that this offering will be successful.

    In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops began in late 2000 with commercial production scheduled for 2004. The status of the Lemon Project as of December 31, 2000 is as follows:


                                                    Hectares          Acres
                                                    --------          -----
Land (net)-
    Acquired                                          3,057           7,555
    Unpurchased or subcontracted                        443           1,093
Preparation and Planting -
    Prepared and planted                              2,450           6,054
    Prepared but not planted                            607           1,501

Expenditures -
    Total projected expenditures                      $18.5 million
    Incurred since inception                           15.8 million
    Projected for year 2001 and beyond                  2.7 million

    Effective January 1, 1995, we entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, we are obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2002, we have the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, we would benefit from the reduction of IHMSA's debt, we elected to advance funds to IHMSA to retire certain of its outstanding debt. At December 31, 2000, amounts due from IHMSA of $1,590,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when we elect to purchase the facility pursuant to our purchase option, which is expected to occur during 2001. The failure or inability to exercise our purchase option could have a material adverse affect on our results of operations and financial condition.

    In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against the Company's subsidiary, ICMOSA and three guarantor employees (two of which were directors of the Company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $.8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. In October 2000, an additional suit was filed by Bancrecer claiming that the remaining $3.2 million owing under the term note was also in default. ICMOSA has filed responses to these suits, along with requests for dismissal, claiming the suits contains material errors, including the official recording of the loans with the Official Bank of Mexico. The court has not ruled on ICMOSA's responses, and consequently, it cannot be determined at this time whether ICMOSA's responses will ultimately lead to dismissals of these actions. In early March 2001, ICMOSA submitted a formal settlement offer to Bancrecer to resolve their claims at amounts significantly less than the amounts owed. ICMOSA is currently waiting for a response to this offer from Bancrecer. ICMOSA and the Company believe that this litigation and settlement offer will be resolved without a material effect on the Company's consolidated financial condition, results of operations or cash flow. As a result of the suits, the $4.0 million owing to Bancrecer has been included in the current portion of long-term debt in the consolidated balance sheet at December 31, 2000.

    As of December 31, 2000 we had a working capital deficiency of $9.3 million. Our cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of our sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, we are in discussions with other financial institutions regarding further extending or replacing our existing debt facilities. Although no assurances can be given, we believe we will be able to obtain such debt facilities on acceptable terms. The failure to obtain such debt facilities could have a material adverse effect on results of operations and financial condition. We believe that anticipated revenue from operations, existing and future debt facilities will be adequate for working capital requirements for at least the next twelve months.

    New Accounting Pronouncements: In June 1998, Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued, and was amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. We have reviewed the impact of this statement and do not believe that its adoption will have a significant impact on our consolidated financial position, results of operations or cash flows.


RISK FACTORS

    If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

    RISKS RELATING TO OUR FINANCIAL CONDITION

    We are experiencing liquidity problems and may have indications of "going concern" conditions. Our audited consolidated financial statements include a "going concern" explanatory paragraph (see Note 2 to our consolidated financial statements), which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures.

    We have begun to address the "going concern" issue and the underlying liquidity problem through the Del Monte transaction and a fundamental change in our business strategy. To finance current and future expenditures, we will need to issue additional equity securities or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

    We may continue to sustain losses and accumulated deficits in the future. We have sustained net losses in 1997, 1998, 1999 and 2000. As of December 31, 2000 our accumulated deficit was $34.6 million. For the year ended December 31, 2000, we had a net loss of $11.4 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last four years there can be no assurance that we will achieve a profitable level of operations in fiscal 2001 or, if profitability is achieved that it can be sustained.

    We are dependent upon a limited number of customers. We have a limited number of customers. On August 31, 2000, we sold of our Sunfresh(R) brand to Del Monte and then entered into a long-term supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets. As such, more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and in their ability to broaden the customer base of the Sunfresh(R) brand products. Although the long-term supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse affect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which we and Del Monte do business, thereby adversely affecting our results of operations and financial condition.

    We are subject to commodity price risks. We are subject to market price fluctuations for processed citrus juice. The world market price of frozen concentrate orange juice ("FCOJ") is established by the FCOJ futures market which is very sensitive to the projected annual size of crop harvest and weather conditions, primarily in Florida and Brazil. The Mexican crop size has very little influence, if any, on the quoted FCOJ future prices. We do not use the FCOJ futures market to hedge fruit and FCOJ inventory to reduce price risk. As a result, our selling prices for FCOJ are generally determined by reference to the commodity futures market price, over which we have no control. If the FCOJ futures market prices continue to remain at current depressed levels, our operations and financial condition could be materially adversely affected.

    We are subject to risks associated in implementation of our business strategy. We are subject to our ability to implement our business strategy and improve our operating results, which will depend in part on our ability to realize significant cost savings associated with our supply agreement with Del Monte through operating efficiencies, achieve additional sales penetration for products sold into foreign markets and develop new products in our juice and oil business segment. No assurance can be given that we will be able to achieve such goals or that, in implementing cost saving measures, it will not impair our ability to respond rapidly or efficiently to changes in the competitive environment. In such circumstances, our results of operations and financial condition could be materially adversely affected.

    Additional financing may be required to achieve our growth. If we do not achieve or maintain significant revenues or profitability or have not accurately predicted our cash needs, or if we decide to change our business plans, we may need to raise additional funds in the future. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that such funds, if raised, will be sufficient to permit us to manufacture and distribute our products. If we raise additional funds by issuing equity securities, shareholders may experience dilution in their ownership interest. If we raise additional funds by issuing debt securities, we may incur significant interest expense and become subject to covenants that could limit our ability to operate and fund our business. If additional funds are not available when required, we may be unable to effectively realize our current plans.

    RISKS RELATING TO OUR MEXICAN OPERATIONS

    We are subject to the risk of fluctuating foreign currency exchange rates and inflation. We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of Mexican subsidiaries net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a translation loss to the extent there are net deferred tax assets or a translation gain to the extent there are net deferred tax liabilities. Pricing associated with the long-term supply agreement entered into with Del Monte is in U.S. dollars. Our exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

    Significant fluctuations in the exchange rate of the Mexican peso compared to the U.S. dollar, as well as the Mexican inflation rate, could significantly impact our ability to fulfill our contractual obligations under the Del Monte supply agreement in a profitable manner, which could result in a material adverse effect upon results of operations and financial conditions.

    We are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit. We grow oranges, grapefruit and pineapples used in our packaged fruit operations and grow Italian lemons pursuant to the terms of a long-term supply agreement (the "Lemon Project") with an affiliate of Coca-Cola. Severe weather conditions, lack of water and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of one or more of our products and could significantly impact the development of the Lemon Project. A substantial amount of our growing operations are irrigated and a lack of water has not had a material adverse effect on our growing operations for many years. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on results of operations and financial conditions. In addition, we also source a substantial amount of our raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of our raw materials or otherwise adversely affect our operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If we are unable to pass along the increased raw material costs, the financial condition and results of operations could be materially adversely affected.

    Labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market. We are heavily dependent upon the availability of a large labor force to produce our products. The turnover rate among the labor force is high due to the strenuous work, long hours and relatively low pay. If it becomes necessary to pay more to attract labor to farm work, our labor costs will increase.

    The Mexican agricultural work force, whether seasonal or permanent, are generally affiliated with labor unions which are generally affiliated with a national confederation. If the unions attempt to disrupt production and are successful on a large scale, labor costs will likely increase and work stoppages may be encountered, which could be particularly damaging in our industry where the harvesting season for citrus crops occur at peak times and getting the fruit processed and packed on a timely basis is critical.

    We are subject to statutory employee profit sharing in Mexico. All Mexican companies are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of net income, calculated for employee profit sharing purposes, of the individual corporation employing such employees. All of our Mexican employees are employed by our Mexican subsidiaries, each of which pays profit sharing in accordance with its respective net income for profit sharing purposes. Statutory employee profit sharing expense is reflected in our cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Our net income on a consolidated basis as shown in the consolidated financial statements is not a meaningful indication of net income of our subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

    We are subject to volatile interest rates in Mexico, which could increase our capital costs. We are subject to volatile interest rates in Mexico. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. High interest rates restrict the availability and raise the cost of capital for our Mexican subsidiaries and for growers and other Mexican parties with whom we do business, both for borrowings denominated in pesos and for borrowings denominated in dollars. Costs of operations for our Mexican subsidiaries could be higher as a result.

    Trade disputes between the United States, Mexico and Europe can result in tariffs, quotas and bans on imports, including our products, which can impair our financial condition. We are subject to trade agreements between Mexico, the United States and Europe. Despite the enactment of the North American Free Trade Agreement, Mexico and the United States from time to time are involved in trade disputes. The United States has, on occasion, imposed tariffs, quotas, and importation limitations on products produced in Mexico. Because all of our products are currently produced by our subsidiaries in Mexico, which we sell in the United States and Europe, such actions, if taken, could adversely affect our business.

    We are subject to governmental laws that relate to ownership of rural lands in Mexico. We own or lease, on a long-term basis, approximately 7,500 acres of rural land in Mexico, which is used for production of the Lemon Project. Historically, the ownership of rural land in Mexico has been subject to governmental regulations, which in some cases could lead to the owner being unable to sell his land to companies putting together significant land concentrations. Although we have not experienced any major legal disputes in obtaining the land for the Lemon Project, there can be no assurance that we will be able to obtain large blocks of land for future growing projects without incurring government resistance.

    GENERAL BUSINESS RISKS

    We may be subject to product liability and product recall. We produce a consumer product that is subject to product recall. The testing, marketing, distribution and sale of food and beverage products entail an inherent risk of product liability and product recall. There can be no assurance that product liability claims will not be asserted against us or that we will not be obligated to recall our products. Although we maintain product liability insurance coverage in the amount of $11,000,000 per occurrence, there can be no assurance that this level of coverage is adequate. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on results of operations and financial condition.

    We are subject to governmental and environmental regulations. We are subject to numerous domestic and foreign governmental and environmental laws and regulations as a result of our agricultural, food and juice processing activities.

    The Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, and other federal and state regulatory agencies in the United States extensively regulate our activities in the United States. The manufacturing, processing, packing, storage, distribution and labeling of food and juice products are subject to extensive regulations enforced by, among others, the FDA and to inspection by the USDA and other federal, state, local agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. We believe that our products satisfy, and any new products will satisfy, all applicable regulations and that all of the ingredients used in our products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on results of operations and financial condition.

    The Secretaria de Agricultura, Ganaderia y Desarrollo Rural, the Secretaria de Salud, and other federal and state regulatory agencies in Mexico extensively regulate our Mexican operations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. On a daily basis, we test our products in our internal laboratories and, periodically, submit samples of our products to independent laboratories for analysis. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on results of operations and financial condition. Although we believe that our facilities are currently in compliance with all applicable environmental laws, failure to comply with any such laws could have a material adverse effect on results of operations and financial condition.

    We are dependent upon our management team. We rely on the business, technical expertise and experience of our senior management and certain other key employees. The loss of the services of any of these individuals could have a material adverse effect on results of operations and financial condition. We believe that our future success is also dependent upon our ability to continue to attract and retain qualified personnel in all areas of our business. No senior members of our Mexican operations are bound by non-compete agreements, and if such members were to depart and subsequently compete with us, such competition could have a material adverse effect on results of operations and financial condition.

    We have a seasonal business. We are a seasonal business and, as with any agribusiness, demand for our citrus and tropical fruit products is strongest during the fall, winter and spring when many seasonal fresh products are not readily available for sale in supermarkets in North America. In addition, a substantial portion of our exports to Japan are processed and shipped during the first and fourth quarter each year. Management believes our quarterly net sales will continue to be impacted by this pattern of seasonality.

    We face strong competition. We operate in a highly competitive market. The food industry, including each of the markets in which we compete, is highly competitive with respect to price and quality, including taste, texture, healthfulness and nutritional value. We face direct competition from citrus processors with respect to our existing product lines and face potential competition from numerous, well established competitors possessing substantially greater financial, marketing, personnel and other resources than we do. Our fruit juice products compete broadly with all beverages available to consumers. In addition, the food industry is characterized by frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies have introduced products positioned to capitalize on growing consumer preference for fresh fruit products. It can be expected that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. Additionally, the level of price competition in the frozen concentrate orange juice ("FCOJ") industry is primarily driven by the United States and Brazil. These two countries dominate the world production of FCOJ by annual harvesting large quantities of oranges specifically for the juice processing industry. In other countries, such as Mexico and Spain, the fruit processing industry is a residual market. This implies that while prices for fresh fruit in both the United States and Brazil are driven by the FCOJ industry and the size of the annual crops, in Mexico the prices for FCOJ are driven by the fresh fruit market prices.

    We have a significant shareholder that can have a significant influence on our management and operations. We have a significant shareholder that owns approximately 45% of our outstanding common stock. Promecap S.C., a financial advisory services firm located in Mexico City, Mexico, is the financial advisory firm to this shareholder and is the beneficial owner of these shares. By virtue of such beneficial ownership, Promecap is able to have significant influence over the election of members of the Board of Directors and over the affairs and direction of operations. Offering, at some point, Promecap, could become our majority shareholder and would have the requisite voting power to significantly affect virtually all decisions made by us and our shareholders, including the power to elect all of our directors and to block corporate actions such as amendments to our certificate of incorporation.

    We have never paid a dividend. We have never paid cash dividends on our common stock or any other securities. We anticipate that we will retain any future earnings for use in the expansion and operation of our business, and do not anticipate paying cash dividends in the foreseeable future. Additionally, the terms of our debt agreements limit the ability to pay dividends to holders of our common stock.

    We are subject to interest rate changes. Our interest expense is most sensitive to changes in the general level of U.S. interest rates and London interbank offered rates ("LIBOR"). In this regard, changes in these interest rates affect the interest paid on our debt.


    The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations.


                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)


                                                                                                                         Estimated
                                                                                                  There-                 Fair Value
                                  2001          2002          2003         2004       2005        after        Total      12/31/00
                                --------      --------      --------     --------     ----       --------     --------   ----------
Long-term debt, including
   current portion
     Fixed rate                 $    971      $     26      $    28      $    15      $  --      $     --    $  1,040    $  1,040
     Average interest rate          16.0%          7.3%         6.9%         6.9%

     Variable rate              $  4,355      $     --      $    --      $    --      $  --      $  4,936    $  9,291    $  9,291
     Average interest rate          10.5%                                                             5.1%

    We do not have a significant exposure to foreign currency denominated debt obligations. At December 31, 2000, all long-term debt is U.S. dollar denominated except for $717,000 that is Mexican peso denominated.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
  Report of Independent Auditors .......................................      28

  Consolidated Balance Sheets as of December 31, 1999 and 2000 .........      29

  Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1999 and 2000 .................................      30

  Consolidated Statements of Shareholders' Equity for the Years Ended
      December 31, 1998, 1999 and 2000 .................................      31

  Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1999 and 2000 .................................      32

  Notes to Consolidated Financial Statements ...........................      33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

    We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative working capital and bank debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Fort Worth, Texas
March 28, 2001

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1999           2000
                                                                       --------       --------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................      $  4,068       $  1,075
  Accounts receivable -- trade, net of allowance of $665 in
     1999 and $1,568 in 2000 ....................................         7,273          5,383
  Accounts receivable - other ...................................           478            369
  Notes receivable ..............................................           762            267
  Inventories ...................................................        15,521          9,928
  Income and value added taxes receivable .......................         1,478          1,033
  Prepaid expenses ..............................................         1,011            343
                                                                       --------       --------
          Total current assets ..................................        30,591         18,398
Property, plant and equipment, net ..............................        41,387         39,344
Deferred income taxes ...........................................         2,788             --
Goodwill, net ...................................................         2,958          2,877
Due from related parties ........................................         1,602          1,595
Notes receivable, less current portion ..........................         1,060            600
Other assets ....................................................         1,966            388
                                                                       --------       --------
          Total assets ..........................................      $ 82,352       $ 63,202
                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings .........................................      $ 20,751       $ 11,658
  Current portion of long-term debt .............................         1,698          5,326
  Accounts payable - trade ......................................         3,209          4,175
  Accrued liabilities ...........................................         4,359          6,544
  Income taxes payable ..........................................           104             --
  Deferred income taxes .........................................         5,333             --
                                                                       --------       --------
          Total current liabilities .............................        35,454         27,703
Long-term debt, less current portion ............................         6,207          5,005
Deferred income taxes ...........................................            --          1,166
Commitments
Shareholders' equity:
  Common stock, $0.01 par value:
     Authorized shares -- 20,000,000
     Issued and outstanding shares - 13,938,326 in 1999 and
        2000 ....................................................           139            139
  Additional paid-in capital ....................................        63,766         63,766
  Accumulated deficit ...........................................       (23,214)       (34,577)
                                                                       --------       --------
          Total shareholders' equity ............................        40,691         29,328
                                                                       --------       --------
          Total liabilities and shareholders' equity ............      $ 82,352       $ 63,202
                                                                       ========       ========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                               YEAR ENDED DECEMBER 31,
                                                          1998           1999           2000
                                                        --------       --------       --------
Net sales ........................................      $ 72,311       $ 66,223       $ 45,191
Cost of products sold ............................        56,163         58,593         44,153
                                                        --------       --------       --------
Gross profit .....................................        16,148          7,630          1,038
Selling, general and administrative expenses .....        14,390         16,797         13,368
                                                        --------       --------       --------
Income (loss) from operations ....................         1,758         (9,167)       (12,330)
Other income (expense):
  Interest expense ...............................        (4,087)        (3,013)        (2,714)
  Interest income ................................           133            309            802
  Gain on sale of Sunfresh(R) brand and
  related assets .................................            --             --          3,089
  Nonrecurring gain from VAT refund ..............            --             --          1,685
  Provision for losses on abandonment
  of leased facility .............................            --             --         (2,490)
  Foreign currency translation loss ..............          (112)          (946)          (452)
                                                        --------       --------       --------
                                                          (4,066)        (3,650)           (80)
                                                        --------       --------       --------
Loss before disposal of certain
  operations and income taxes ....................        (2,308)       (12,817)       (12,410)

Operating results of certain operations
  disposed of during 1999:
       Net sales .................................        16,095         13,658             --
       Costs and expenses ........................       (15,973)       (13,785)            --
                                                        --------       --------       --------
       Operating income (loss) ...................           122           (127)            --
  Loss on disposal of certain operations .........            --         (1,517)            --
                                                        --------       --------       --------
                                                             122         (1,644)            --
                                                        --------       --------       --------

Loss before income taxes .........................        (2,186)       (14,461)       (12,410)
Income tax expense (benefit) .....................           779         (1,465)        (1,047)
                                                        --------       --------       --------
Net loss .........................................      $ (2,965)      $(12,996)      $(11,363)
                                                        ========       ========       ========

Basic and diluted net loss per share .............      $  (0.29)      $  (0.97)      $  (0.82)
                                                        ========       ========       ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)




                                                                                   ADDITIONAL
                                                                      COMMON        PAID-IN       ACCUMULATED
                                                         SHARES       STOCK          CAPITAL        DEFICIT          TOTAL
                                                       ----------    ----------    ----------     -----------     ----------
Balance at December 31, 1997 .....................      8,598,833    $       86    $   45,419     $   (7,253)     $   38,252
   Exercise of options ...........................         10,000            --            35             --              35
   Additional shares issued in acquisition
    of Deli-Bon ..................................         23,993            --            --             --              --
   Cash paid to former Simply Fresh
    shareholders pursuant to arbitration
    award ........................................             --            --        (1,005)            --          (1,005)
   Shares issued for cash in a private
    offering, net of offering expenses ...........      3,305,500            33        14,362             --          14,395
   Net loss ......................................             --            --            --         (2,965)         (2,965)
                                                       ----------    ----------    ----------     ----------      ----------
Balance at December 31, 1998 .....................     11,938,326           119        58,811        (10,218)         48,712
   Shares issued for cash in a private
     offering, net of offering expenses ..........      2,000,000            20         4,955             --           4,975
   Net loss ......................................             --            --            --        (12,996)        (12,996)
                                                       ----------    ----------    ----------     ----------      ----------
Balance as of December 31, 1999 ..................     13,938,326           139        63,766        (23,214)         40,691
   Net loss ......................................             --            --            --        (11,363)        (11,363)
                                                       ----------    ----------    ----------     ----------      ----------
Balance as of December 31, 2000 ..................     13,938,326    $      139    $   63,766     $  (34,577)     $   29,328
                                                       ==========    ==========    ==========     ==========      ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                        1998           1999           2000
                                                                     --------       --------       --------
OPERATING ACTIVITIES
Net loss ......................................................      $ (2,965)      $(12,996)      $(11,363)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Gain on sale of Sunfresh(R) brand and related assets ........            --             --         (3,089)
  Loss on disposal of certain operations ......................            --          1,517             --
  Provision for bad debts .....................................            84            189          1,055
  Depreciation ................................................         3,031          2,661          2,169
  Amortization of intangible assets ...........................           590          1,132            133
  Provision for losses on abandonment of leased facility ......            --             --          1,490
  Deferred income taxes .......................................           290         (1,963)        (1,379)
  Write-down of long-term orchard costs .......................            --             --            434
  Loss on disposal or write-off of plant and equipment ........         1,840            655            711
Changes in operating working capital, excluding working
capital components associated with the sale of the
Sunfresh(R) brand:
    Receivables ...............................................         2,982          2,143          1,884
    Inventories ...............................................           532          6,799            917
    Prepaid expenses ..........................................           290            304            579
    Accounts payable, accrued liabilities and income taxes ....           112         (1,006)         1,736
                                                                     --------       --------       --------
Net cash provided by (used in) operating activities ...........         6,786           (565)        (4,723)

INVESTING ACTIVITIES
Purchases of property, plant and equipment ....................        (5,214)        (6,474)        (5,626)
Net proceeds from sale of the Sunfresh(R) brand and related
  assets ......................................................            --             --         13,052
Proceeds from sale of businesses and sale of plant and
  equipment ...................................................            --          3,483             --
Increase in intangible assets .................................          (121)            --             --
Decrease in amounts due from related parties ..................            27             49              7
Decrease (increase) in other assets ...........................          (410)           (53)           298
                                                                     --------       --------       --------
Net cash provided by (used in) investing activities ...........        (5,718)        (2,995)         7,731

FINANCING ACTIVITIES
Net proceeds from the issuance of common shares ...............        13,425          4,975             --
Net repayments of short-term and current portion of
   long-term debt .............................................        (9,798)          (103)        (8,424)
Proceeds from long-term debt ..................................           240            334          4,936
Payments of long-term debt ....................................        (1,925)        (1,825)        (2,513)
                                                                     --------       --------       --------
Net cash provided by (used in) financing activities ...........         1,942          3,381         (6,001)
                                                                     --------       --------       --------

Net increase (decrease) in cash and cash equivalents ..........         3,010           (179)        (2,993)
Cash and cash equivalents at beginning of year ................         1,237          4,247          4,068
                                                                     --------       --------       --------
Cash and cash equivalents at end of year ......................      $  4,247       $  4,068       $  1,075
                                                                     ========       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .................................................      $  4,059       $  3,739       $  2,907
                                                                     ========       ========       ========
Income taxes received .........................................      $     65       $     --       $     --
                                                                     ========       ========       ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

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

    The Company is vertically integrated for a portion of its raw materials. Such inventory is recorded at the lower of cost or market, which involves significant estimates. Factors such as weather, pestilence, disease or other natural disasters could affect estimated yields causing actual results to differ from those estimated.

    Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

    Concentration of Credit Risk: The Company processes and sells niche citrus and tropical fruit products, citrus juices and oils and other specialty food ingredients to customers in the food service and retail industries in the United States, Europe and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due within 30 days. The Company maintains an allowance for doubtful accounts, which was $0.7 million and $1.6 million as of December 31, 1999 and 2000, respectively. Historically credit losses have been within management's expectations, and with the exception of the customer account discussed herein, have not been significant. A major U.S. customer of the Company's juice and oil segment, which in 2000 accounted for $4.4 million of consolidated sales, has experienced cash flow and liquidity problems caused by the worldwide decline in the market price of frozen concentrate orange juice. As of December 31, 2000, amounts included in accounts receivable from this major customer amounted to $1.5 million. Since January 1, 2001 the Company has subsequently received payments of approximately $0.4 million. The Company has not shipped any additional products to this major customer in

2001 and anticipates that it will continue this policy until the outstanding amount owed is collected. At December 31, 2000, the Company has included in the consolidated bad debt allowance at December 31, 2000 a provision to reserve against any potential losses that management expects might occur from this major customer. No one customer accounted for more than 10% of the Company's net sales for the years ended December 31, 1998 or 2000 and one customer accounted for 12.3% of net sales for the year ended December 31, 1999. As a result of the Company's sale of its Sunfresh(R) brand to Del Monte on August 31, 2000 and the entering into a long-term supply agreement to supply the Sunfresh(R) brand of chilled and canned citrus products for distribution into its retail and wholesale club markets, a significant portion of the Company's foreseeable future net sales will be dependent on this customer. The Company believes that its future success depends upon the future operating results of Del Monte and in its ability to broaden its customer base. There can be no assurances that Del Monte will not reduce, delay or eliminate purchases from the Company, which could have a material adverse affect on its business, results of operations and financial condition. In addition, Del Monte could have significant leverage and could attempt to change the terms, including pricing, upon which the Company and Del Monte does business, thereby adversely affecting the Company's business, results of operations and financial condition. Sales to Del Monte for the period September 1, 2000 to December 31, 2000 amounted to $4.4 million.

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

    Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives:


Buildings ....................          20 years
Pineapple orchards ...........           2 years
Machinery and equipment ......      5-12.5 years
Transportation equipment .....         5-7 years
Computer equipment ...........         4-7 years
Office equipment .............        5-10 years
Automobiles ..................         3-5 years


    The Company reviews its property, plant and equipment and other non-current assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset less disposal costs.

    The Company capitalizes costs incurred to plant and maintain orchards until they become commercially productive. The capitalized costs of the Company's pineapple orchards are depreciated over a two-year period. The Company's lemon orchards are expected to become commercially productive by 2004 at which time they will begin to be depreciated over their estimated useful lives.

    Goodwill: Goodwill relates to the acquisition of GISE in 1996. The Company periodically evaluates the recoverability of goodwill based upon the projected undiscounted cash flows of GISE's Lemon Project. Goodwill is amortized over a period of 40 years.

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

    Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews the recoverability of deferred taxes and provides valuation allowances to the extent necessary.

    Risk Factors: The Company's operations are subject to risks that could impact its financial condition and its Mexican operations. Those risks that relate to the Company's financial condition include, the dependence upon a limited number of customers, commodity price risks, the Company's ability to be profitable in future periods and the ability to obtain sufficient capital in the future to finance its working capital needs and capital expenditures. Risks associated with the Company's Mexican operations include risks associated with fluctuating foreign currencies, exchange rates and inflation, fruit growing conditions and the availability and price of fresh fruit, dependence on the Mexican labor market, volatile interest rates in Mexico, trade disputes and tariffs with the Company's trading countries and Mexican governmental laws that regulate rural land ownership. Other Company business risks include product liability and product recall, governmental and environmental regulations, seasonal business and competition. Because the Company operates in a rapidly changing business environment, new risk factors continually emerge. As a result, the Company cannot predict every risk factor, nor can the Company assess the impact of all of the risk factors on its business or to the extent to which any factor, or combination of factors, may impact our financial condition and results of operation. Additional risks and uncertainties not presently know to the Company or that the Company currently deems immaterial may also impair our business operations, and perhaps the Company's ability to continue as a going concern.

    Reclassifications: Certain prior year items have been reclassified to conform to the current year presentation in the accompanying financial statements.

    New Accounting Pronouncements: In June 1998, Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued, and was amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company has reviewed the impact of this statement and does not believe that its adoption will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2  GOING CONCERN

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses of $3.0 million, $13.0 million and $11.4 million in 1998, 1999 and 2000, respectively, and is in default of a $4.0 million loan with one of its subsidiaries Mexican banks. Although the Company has made a favorable settlement proposal to this bank, until this default is resolved, it is doubtful that the Company will be able to obtain new financing in Mexico. The Company believes that it will be able to obtain a satisfactory settlement with this Mexican bank and obtain additional financing in Mexico to meet its working capital needs, there can be no assurances that adequate financing or capital can be obtained in Mexico on acceptable terms or at all. In addition, the Company's short-term Mexican credit facility with Rabobank Nederlander expired on January 1, 2001. Rabobank Nederland has only agreed to extend the facility until April 30, 2001. As of December 31, 2000, the Company has a working capital deficiency of $9.3 million. In addition, as discussed in Notes 9 and 15, the Company has several projects and commitments requiring substantial capital. The Company's cash requirements for 2001 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for 2001 are significantly greater than current levels of available financing. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditures (see Notes 8 and 9). The Company's inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments.

    In January 2001, the Board of Directors ("Board") authorized an independent committee of the Board to explore all strategic alternatives that could maximize shareholder value, including equity transactions. To raise capital with low associated transaction cost, while allowing all shareholders on the record date to maintain their relative proportional voting and economic interest, the Company and its Board is exploring a rights offering that will allow existing shareholders to purchase additional shares of the Company's common stock. In this regard, the Board has engaged an independent financial advisor to advise them as to the structure and pricing of such offering. No assurances can be given that this offering will be successful.

    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to successfully complete a stock rights offering, resolve the default with a Mexican bank, obtain additional financing for its working capital requirements and generate sufficient cash flows to operate its business.

NOTE 3  DISPOSAL OF CERTAIN OPERATIONS

    In September 1999, the Board of Directors of the Company approved a strategic plan for its packaged fruit segment designed to maximize shareholder value by leveraging the Company's manufacturing facilities in Mexico with its Sunfresh(R) brand and distribution network in the United States. Two of the Company's subsidiaries, Les Produits Deli-Bon, Inc. ("Deli-Bon") and Simply Fresh Fruit, Inc. ("Simply Fresh") primarily sold private label fruit salads to the food service industry and non-branded fresh cut fruit. Because the Company believed that these lines of business offered less attractive growth opportunities and lower operating margins than its Sunfresh(R) brand product lines and did not further the Company's strategic objectives, the decision was reached to divest these subsidiaries.

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

    These transactions resulted in the Company recording losses of approximately $1.5 million in 1999. The results of operations for both Deli-Bon and Simply Fresh for the two years ended December 31, 1999 have been reclassified from sales and expenses and included in the consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in Note 16 has been restated to reflect the above reclassifications.

NOTE 4  NON OPERATING TRANSACTIONS

GAIN ON SALE OF SUNFRESH(R) BRAND

    On August 31, 2000, the Company sold to Del Monte the rights to its Sunfresh(R) brand, its McAllen Texas distribution center, including certain inventory, other intellectual property and property and equipment associated with the Sunfresh(R) brand for $14.5 million in cash, subject to adjustment for inventory levels. Separately, Del Monte and UniMark entered into a long-term supply agreement under which UniMark will produce for the retail and wholesale club markets chilled and canned citrus products for Del Monte at UniMark's existing facilities in Mexico. The Company retained the rights to its food service and Japanese sales. Also, Del Monte granted UniMark a long-term license for the rights to the Sunfresh(R) brand for specific areas, including Europe, Asia, the Pacific Rim and Mexico. The Company realized a pretax gain of $3.1 million on this transaction during the quarter ended September 30, 2000. A significant portion of the net proceeds was used to repay indebtedness outstanding under the Rabobank Nederland loan agreements (as discussed in Note 8 below) and to repay the mortgage note on the distribution facility.

NONRECURRING GAIN FROM VAT REFUND

    In 1997 the Company's subsidiary, GISE, a Mexican citrus juice and oil processor, filed a refund claim with the Mexican taxing authorities claiming they were overcharged value added taxes ("VAT" - also called a IVA (Impuestos Valor Agregado) tax in Mexico) for taxes paid during the years of 1992 through 1995 associated with the production and sale of frozen orange juice concentrate. In August 2000, the Mexican taxing authorities agreed to GISE's claim and refunded these VAT taxes. As a result, the Company realized a net gain in 2000 of $1.7 million, after deducting professional fees associated with the claim.

PROVISION FOR LOSSES ON ABANDONMENT OF LEASED PROPERTY

    In December 1996, the Company entered into a deposit, operating and stock purchase agreement with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of a juice processing facility. Pursuant to the terms of the agreement, the Company paid non-refundable deposits amounting to $1.9 million, of which $1.5 million were included in other assets on the consolidated balance sheet as of December 31, 1999, for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. The agreement also required the Company to pay a contractual penalty of $1.0 million in the event a purchase of the shares was not exercised. This agreement expired on October 31, 1999. Subsequent to October 31, 1999, the Company and the shareholders of Frutalamo entered into a letter of intent to purchase the shares, apply the deposits previously paid as a down payment and waive the contractual penalty of $1.0 million.

    The Company and Frutalamo have been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and has determined that it is not feasible at this time to increase its production capacity. As a result of not having finalized the transaction, the Company has received a notice from Frutalamo demanding the payment of the contractual penalty, rent for the use of the facility since November 1, 1999 and the vacating of the processing facility. As result of the Company's decision not to purchase the Frutalamo shares, the non-refundable deposit was written-off and the contractual penalty recorded at June 30, 2000. These charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility." The Company is in the process of attempting to negotiate a settlement with the Frutalamo shareholders.

NOTE 5  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                              YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                   1998              1999              2000
                                                -----------       -----------       -----------
                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net loss .................................      $    (2,965)      $   (12,996)      $   (11,363)
                                                ===========       ===========       ===========
DENOMINATOR
Denominator for basic earnings per share -
  Weighted average shares ................           10,131            13,462            13,938
                                                ===========       ===========       ===========

Basic and diluted net loss per share .....      $     (0.29)      $     (0.97)      $     (0.82)
                                                ===========       ===========       ===========


    At December 31, 1998, 1999 and 2000, the Company had options and warrants outstanding of 2,447,000, 528,000 and 238,000, respectively, that were not included in their respective year's per share calculations because their effect would have been anti-dilutive.

NOTE 6  INVENTORIES

    Inventories consist of the following:

                                                        DECEMBER 31,
                                                   --------------------
                                                    1999         2000
                                                   -------      -------
                                                       (IN THOUSANDS)
         Finished goods:
            Cut fruits ......................      $ 6,750      $ 4,640
            Juice and oils ..................        2,814        2,068
                                                   -------      -------
                                                     9,564        6,708
         Pineapple orchards .................        1,717          399
         Raw materials and supplies .........        2,995        2,004
         Advances to suppliers ..............        1,245          817
                                                   -------      -------
                   Total ....................      $15,521      $ 9,928
                                                   =======      =======


NOTE 7  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                                       DECEMBER 31,
                                                 -----------------------
                                                   1999           2000
                                                 --------       --------
                                                     (IN THOUSANDS)
         Land -
                      Lemon ...............      $  2,592       $  2,699
                      Other ...............           890            890
         Orchards
                      Lemon ...............         7,962         13,136
                      Pineapple ...........         1,000            566
                      Other ...............           265            265
         Buildings and improvements .......        12,549          8,378
         Machinery and equipment ..........        25,101         22,628
                                                 --------       --------
                                                   50,359         48,562
         Accumulated depreciation .........        (8,972)        (9,218)
                                                 --------       --------
                   Total ..................      $ 41,387       $ 39,344
                                                 ========       ========

    Depreciation expense was $3,031,000, $2,661,000 and $2,169,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    At December 31, 1999 and 2000, the Company recorded charges of $1.8 million and $1.9 million to reduce the carrying value of its pineapple orchards based on current crop estimates over the next two years. These charges are reflected in cost of products sold. In addition, the Company recorded charges of $0.7 million in 1999 and 2000 to write-off certain other assets related to closed plant facilities, which are reflected in selling, general and administrative expenses. All of these charges were related to the Company's packaged fruit operations.

NOTE 8  SHORT-TERM DEBT

    The Company, prior to the sale to Del Monte of its Sunfresh(R) brand, had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), its primary lender, that provided short-term dollar denominated debt of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries (the "Mexican Facilities"). In connection with the sale, the Company repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to its ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants. At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities. The GISE Mexican Facility matured on January 1, 2001. Rabobank Nederland has agreed to amend the Mexican Facility reducing the discretionary uncommitted line to $3.0 million and extending the due maturity date to April 30, 2001. The Company and Rabobank Nederland are currently reviewing formal documents associated with the amendment. No assurances can be given that Rabobank Nederland will continue to renew the GISE Mexican Facility beyond the April 30, 2001 scheduled maturity date. As of March 30, 2001 the outstanding amount under the GISE Mexican Facility had been reduced to $2.4 million.

    The agreement covering the GISE Mexican Facility is cross-collateralized and guaranteed by the Company and its subsidiaries and requires the Company to maintain certain consolidated financial performance levels relative to tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from the bank. As of December 31, 2000 the Company was in non-compliance with the consolidated tangible net worth covenant. Rabobank Nederland has informally agreed to waive the non-compliance amend the loan agreement.

    In November 1997, ICMOSA entered into a three year unsecured loan agreement with a Mexican bank for short-term dollar denominated debt of up to $6.0 million. Advances under this loan agreement are generally for a period of 60 to 90 days and are personally guaranteed by certain guarantor employees of the Company. At December 31, 1999, the Company had outstanding loan balances under this agreement of $6.0 million. In July 2000, the ICMOSA revised the loan agreement with the Mexican Bank, securing the loan with certain ICMOSA assets and reducing the maximum amount outstanding to $3.4 million.

    During 1999 ICMOSA entered into a loan agreement with a Mexican bank for short-term pre-export financing. At December 31, 1999 and 2000 the Company had outstanding loan balances under this agreement of $1.6 million and $3.5 million, respectively.

    In December 1998, GISE entered into an unsecured loan agreement with a Mexican bank for short-term dollar denominated debt in the amount of $2.5 million. This loan is personally guaranteed by certain shareholders of the Company and is scheduled to mature in 2001. As of December 31, 1999 and 2000, $2 million was outstanding under the agreement.

    The weighted-average interest rate on short-term borrowings as of December 31, 1999 and 2000 was 10.1% and 11.3%, respectively.

NOTE 9  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                 1999         2000
                                                                                -------      -------
                                                                                  (IN THOUSANDS)
         Long-term financing with FOCIR, public Trust of the Mexican
           Federal Government, payable with accreted interest in February
           2009 (see below for further discussion) .......................      $    --      $ 4,936
         Note payable to bank, collateralized by plant and equipment in
           Mexico; interest at Libor + 5% payable quarterly with annual
           principal payments, unpaid principal due March 2002 ...........        3,999        3,999
         Note payable to bank, collateralized by certain warehouse
           property and improvements; principal and interest at Prime payable monthly, (Paid off in 2000 in connection with the Del
           Monte transaction discussed in Note 3) ........................        1,931           --
         Non-compete covenant obligations, discounted at 9%, payable
           monthly through May 2001 ......................................          156           41
         Note payable to bank, collateralized by plant and equipment in
           Mexico; principal and interest at 18.5% payable monthly; unpaid
           principal and interest due November 2004 ......................          832          717
         Note payable to bank; collateralized by plant and equipment in
           Mexico; principal and interest at Libor + 8% payable monthly;
           unpaid principal and interest due December 2001 ...............          440          355
         Other notes payable .............................................          547          283
                                                                                -------      -------
                                                                                  7,905       10,331
         Less current portion ............................................        1,698        5,326
                                                                                -------      -------
                                                                                $ 6,207      $ 5,005
                                                                                =======      =======

    On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "FOCIR Agreement") with Fondo de Captialization e Inversion del Sector Rural ('FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of December 31, 2000, advances under the FOCIR Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2000, accretion accrued under the FOCIR Agreement amounted to $0.3 million. The weighted average accretion rate in 2000 was 5.1%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

    As further discussed in Note 15 below, the bank associated with the note payable in the amount of $4.0 million has filed suit against the Company's subsidiary ICMOSA and certain guarantor employees claiming ICMOSA is in default of the entire loan agreement for its failure to make timely payments and is seeking full repayment of the note. Accordingly, the Company has classified the $4.0 million in the current portion of long-term debt in the consolidated balance sheets at December 31, 2000. In addition to defending the lawsuit, the Company is currently negotiating with the bank to settle the total amount outstanding at an amount less than the total amount owed.

    Certain of the loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance of the assets and timely presentation of financial information.

    All long-term debt at December 31, 2000 is U.S. dollar denominated except for $717,000 that is Mexican peso denominated.

    Based on interest rates provided by the Company's long-term debt and the floating rates provided on its short-term borrowings, with the exception of the matter discussed above and in Note 15 below, the Company believes the carrying amounts of its short and long-term debt approximate their fair value. During the year ended December 31, 2000, interest expense of $756,000 was capitalized as a portion of the Company's long-term orchard development costs.

    Maturities of long-term debt are as follows:

                                                                (IN THOUSANDS)
              2001...........................................        $ 5,326
              2002...........................................             26
              2003...........................................             28
              2004...........................................             15
              2005...........................................             --
              Thereafter.....................................          4,936
                                                                    --------
                                                                    $ 10,331
                                                                    ========


NOTE 10  RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. Payments made pursuant to the operating agreement were $470,308, $495,924 and $424,404 during the years ended December 31, 1998, 1999 and 2000, respectively. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are former officers and directors of the Company. Under the agreement, which has been extended to January 1, 2002 the Company has the option to buy the IHMSA facility for $4.5 million.

    The Company has elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At December 31, 2000 amounts due from IHMSA of $1,590,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option, which is expected to occur during 2001.

    Effective July 1, 1995, the Company entered into a ten-year operating agreement with Empacadora de Naranjas Azteca, S.A. de C.V. ("Azteca"), to operate a processing plant in Montemorelos, Nuevo Leon, Mexico. The operating agreement provides for payments in the amount of (i) interest on existing debt of approximately $220,000 with credit institutions, (ii) asset tax and (iii) annual property tax. Prior to this time, Azteca "co-packed" chilled grapefruit sections and mango slices for the Company. The Vaquero family owns collectively an approximate 14.3% interest in Azteca. Payments made pursuant to the operating agreement were $61,000, $96,000 and $65,000 during the years ended December 31, 1998, 1999 and 2000, respectively. During the term of the operating agreement, the Company has the right of first refusal to buy the Azteca facility at its then fair market value.

    In November 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 260 hectares (642 acres) of land located in Loma Bonita, Oaxaca, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by a current employee who was formerly an officer and director of the Company. The Company believes that said lease agreement is on terms no less favorable to the Company than would be available from unrelated third parties. Rent expense on this lease was $78,000, for each of the years ended December 31, 1998, 1999 and 2000.

    The Company operates a 144-acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten-year operating agreement that expires in 2004. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable to the Company than would be available from unrelated third parties. Fruit purchases from the grove were $286,000, $146,000 and $175,592 for the years ended December 31, 1998, 1999 and 2000, respectively.

    During 1998, 1999 and 2000, the Company paid Jordaan & Riley, PLLC (and its predecessor Jakes Jordaan, PLLC) $310,182, $170,379 and $241,598, respectively, for legal services rendered. Mr. Jordaan, a director and, commencing in February 1998, chairman of the Company, is a member of Jordaan & Riley, PLLC. The Company believes that said arrangement is no less favorable to the Company than would be available from unrelated third parties.

    At December 31, 2000, the Company had a promissory note receivable from a certain employee who was formerly an officer and director of the Company in the amount of $131,000. This promissory note is unsecured and bears interest at the rate of 10% per annum and is due on demand.

NOTE 11  LEASES

    The Company leases buildings, various plant facilities, certain equipment and citrus groves under operating leases. The Isla plant lease is for a period of ten years, expiring in 2005. The lease for the Lawrence, Massachusetts plant facility is for an initial period of six years, expiring in 2002, and contains a purchase option exercisable during the term of the lease for the then fair market value of the property. The Company entered into a sublease agreement for the idle Lawrence plant facility commencing April 1, 1999 at an amount approximating its obligations under the lease. The Company has under lease approximately 926 acres of citrus groves in Mexico for periods of ten to fifteen years expiring in 2005 and 2010. As described in Note 9, the Company leases a 642-acre citrus grove from a related party. The related party citrus grove lease expires in 2005.

    Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2000, consist of the following (In thousands):


         YEAR                                                    AMOUNT
         ----                                                    ------
         2001 .............................................      $  911
         2002 .............................................         528
         2003 .............................................         520
         2004 .............................................         515
         2005 .............................................         574
         Thereafter .......................................         325
                                                                 ------
                                                                 $3,373
                                                                 ======

    Rent expense was $1,382,000, $1,543,000 and $1,376,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 12  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                                       DECEMBER 31,
                                                                ------------------------
                                                                   1999           2000
                                                                 --------       --------
                                                                      (IN THOUSANDS)
         Deferred tax assets:
           Net operating loss carryforwards ...............      $  8,877       $ 13,925
           Inventories ....................................           571            220
           Asset tax credit ...............................         1,006          1,562
           Credit available to offset Mexican taxes .......           277            299
           Accrued expenses ...............................           112            729
           Bad debt reserve ...............................           282            433
           Intangible assets ..............................           597            766
           Other ..........................................           113            316
                                                                 --------       --------
         Total deferred tax assets ........................        11,835         18,250
         Less valuation allowance .........................        (6,591)        (9,731)
                                                                 --------       --------
         Net deferred tax assets ..........................      $  5,244       $  8,519
                                                                 ========       ========

         Deferred tax liabilities:
           Depreciation ...................................      $  2,076       $  2,102
           Inventories ....................................         5,306          7,215
           Other ..........................................           407            368
                                                                 --------       --------
         Deferred tax liabilities .........................      $  7,789       $  9,685
                                                                 ========       ========

    Loss before income taxes relating to operations in the United States and Mexico is as follows:


                                        YEAR ENDED DECEMBER 31,
                                --------------------------------------
                                  1998           1999           2000
                                --------       --------       --------
                                           (IN THOUSANDS)
         United States ...      $ (2,466)      $ (7,689)      $ (2,585)
         Mexico ..........           473         (6,431)        (9,838)
         Other ...........          (193)          (341)            13
                                --------       --------       --------
                                $ (2,186)      $(14,461)      $(12,410)
                                ========       ========       ========

    The components of the provision for income taxes include the following:

                                                         YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                   1998          1999           2000
                                                  -------       -------       -------
                                                            (IN THOUSANDS)
             U.S. federal - current ........      $    --       $    --       $    --
             U.S. state - current ..........           --            --            --
             U.S. deferred .................           --            --            --
                                                  -------       -------       -------
                                                       --            --            --
                                                  -------       -------       -------
             Foreign - current .............          160           498           113
             Foreign - deferred ............          619        (1,963)       (1,160)
                                                  -------       -------       -------
                                                      779        (1,465)       (1,047)
                                                  -------       -------       -------
                                                  $   779       $(1,465)      $(1,047)
                                                  =======       =======       =======


The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income taxes are as follows:



                                                         YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1998        1999        2000
                                                   -------     --------    --------
                                                           (IN THOUSANDS)
Benefit computed at federal statutory rate ......  $  (743)    $ (4,883)   $ (4,219)
State income tax benefit, net of federal tax
effect at state statutory rate ..................      (69)        (233)       (110)
Permanent differences and foreign taxes .........      782          740         431
Other ...........................................      (69)         188        (289)
Increase in valuation reserve ...................      878        2,723       3,140
                                                   -------     --------    --------
                                                   $   779     $ (1,465)   $ (1,047)
                                                   =======     ========    ========

    The Company has net operating loss carryforwards in the United States of $15.2 million, which begin to expire in 2011 and in Mexico of $24.3 million, which begin to expire in 2006. The Mexican subsidiaries have asset tax credits totaling $4.5 million available to offset Mexican income tax which begin to expire in 2001. One Mexican subsidiary also has a job creation credit of $0.3 million available to offset income tax in Mexico, which will begin to expire in 2006.

NOTE 13  STOCK OPTIONS

    In 1994, the Company adopted the 1994 Employee Stock Option Plan and an Outside Director Stock Option Plan (the "1994 Plans"). Under the 1994 Plans, the Company's Board of Directors were authorized to grant options to employees and consultants and to its outside directors to purchase up to 820,000 and 100,000 shares respectively, of the Company's common stock which were reserved for such purposes. The terms and vesting period for options granted under the 1994 Plans were fixed by the Board of Directors at the time of grant provided that the exercise period was not greater than 10 years from the date of grant. The exercise price for any options granted under the 1994 Plans for employees and consultants could not be less than 100% and 85% of the fair market value of the Company's common stock on the date of the grant for Incentive and Non-statutory Stock Options, as defined, respectively. The exercise price for options granted under the 1994 Plans for outside directors could not be less than 100% of the fair market value of the Company's common stock on the date of grant.

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

    A summary of the status of all of the Company's stock options at December 31, 1998, 1999 and 2000 and the changes during the periods ended are presented in the following tables.




                                                                     1994 PLANS


                                                     EMPLOYEE STOCK           OUTSIDE DIRECTORS STOCK
                                                       OPTION PLAN                  OPTION PLAN
                                                -----------------------       -----------------------
                                                               WEIGHTED                      WEIGHTED
                                                               AVERAGE                        AVERAGE
                                                               EXERCISE                      EXERCISE
                                                 OPTIONS        PRICE         OPTIONS         PRICE
                                                --------       --------       -------       ----------
Options outstanding, January 1, 1998 .....       514,500       $   5.46        75,500       $   5.54
    Granted ..............................        20,000           2.91        25,000           2.88
    Exercised ............................       (10,000)          3.50            --             --
    Forfeited ............................      (196,000)          4.56       (60,500)          4.35
                                                --------                      -------
Options outstanding, December 31, 1998 ...       328,500           5.91        40,000           5.67
    Granted ..............................        50,000           2.63            --             --
    Forfeited ............................      (135,500)          4.63        (5,000)          7.25
                                                --------                      -------
Options outstanding, December 31, 1999 ...       243,000           5.94        35,000           5.46
    Granted ..............................            --             --            --             --
    Forfeited ............................      (110,000)          4.36       (10,000)         10.94
                                                --------                      -------
Options outstanding, December 31, 2000 ...       133,000           7.25        25,000           3.28
                                                ========                      =======

Exercisable at December 31,
    1998 .................................       142,500           4.85        40,000           5.67
    1999 .................................       189,749           5.80        35,000           5.46
    2000 .................................       133,000           7.25        25,000           3.28




                                                             1999 PLAN

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                                         OPTIONS          PRICE
                                                         --------       ---------
    Granted .......................................       250,000       $   2.53
                                                         --------
Options outstanding, December 31, 1999 ............       250,000           2.53

     Granted ......................................        30,000           1.17
     Forfeited ....................................      (200,000)          2.51
                                                         --------
Options Outstanding December 31, 2000..............        80,000           2.05
                                                         ========

Exercisable at December 31,
      1999 ........................................        73,750           2.59
      2000 ........................................        52,500           1.96



    Options outstanding at December 31, 2000 under the 1994 Plan for employees had exercise prices of $7.25 and a remaining contractual life of 1 year. At December 31, 2000 outstanding outside director options under the 1994 Plans had exercise prices that ranged from $2.875 to $6.875 and a weighted-average remaining contractual life of 1.7 years. Under the 1994 Plans, all options granted to outside directors became exercisable immediately, whereas options granted to employees during 1998 vest ratably over four years.

    Options outstanding at December 31, 2000 under the 1999 Plan had exercisable prices that ranged from $1.00 to $2.50 and a weighted-average remaining contractual life of 3.9 years. Under the 1999 Plan, all options granted to outside directors become immediately exercisable and options granted to employees and consultants vest ratably over four years.

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

    Pro forma information regarding net loss and net loss per share, as required by FASB 123 as if the Company had accounted for its stock options under the fair value method, has been omitted as the fair value and number of outstanding options is not significant.

NOTE 14  SHAREHOLDERS' EQUITY

    Effective May 1, 1998, the Company issued an additional 23,993 common shares to the former owner of Les Produits Deli-Bon Inc. pursuant to the price protection provisions of the January 3, 1996 acquisition agreement.

    On June 29, 1998, an arbitration award was issued against the Company in its proceedings with the former shareholders of Simply Fresh Fruit, Inc. ("Simply Fresh") regarding the price protection provisions of the May 9, 1996 acquisition agreement and related issues. Pursuant to the award, on August 5, 1998 the Company paid in cash to the former Simply Fresh shareholders (i) $1,005,036 in settlement of the common stock price protection issues, (ii) $67,391 in interest on the price protection settlement amount and (iii) $110,000 in settlement of related employment contract issues.

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

NOTE 15  COMMITMENTS AND CONTINGENCIES

    In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops began in late 2000 with commercial production scheduled for 2004. The status of the Lemon Project as of December 31, 2000 is as follows:


                                                     Hectares         Acres
                                                     --------         -----
Land (net)
    Acquired                                          3,057           7,555
    Unpurchased or subcontracted                        443           1,093
Preparation and Planting -
    Prepared and planted                              2,450           6,054
    Prepared but not planted                            607           1,501

Expenditures -
    Total projected expenditures                      $18.5 million
    Incurred since inception                           15.8 million
    Projected for year 2001 and beyond                  2.7 million

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2002, the Company has the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, the Company would benefit from the reduction of IHMSA's debt, the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At December 31, 2000 amounts due from IHMSA of $1,590,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to its purchase option, which is expected to occur during 2001.

    In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against the Company's subsidiary, ICMOSA and three guarantor employees (two of which were directors of the Company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $0.8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. In October 2000, an additional suit was filed by Bancrecer claiming that the remaining $3.2 million owing under the term note was also in default. ICMOSA has filed responses to these suits, along with requests for dismissal, claiming the suits contains material errors, including the official recording of the loans with the Official Bank of Mexico. The court has not ruled on ICMOSA's responses, and consequently, it cannot be determined at this time whether ICMOSA's responses will ultimately lead to dismissals of these actions. In early March 2001, ICMOSA submitted a formal settlement offer to Bancrecer to resolve their claims at amounts significantly less than the amounts owed. ICMOSA is currently waiting for a response to this offer from Bancrecer. ICMOSA and the Company believe that this litigation and settlement offer will be resolved without a material effect on the Company's consolidated financial condition, results of operations or cash flow. As a result of the suits, the $4.0 million owing to Bancrecer has been included in the current portion of long-term debt in the consolidated balance sheet at December 31, 2000.

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

                                            PACKAGED          JUICE
                                             FRUIT           AND OIL          TOTAL
                                            ---------       ---------       ---------
YEAR ENDED DECEMBER 31, 2000
Revenues from external customers .........  $  32,562       $  12,629       $  45,191
Inter-segment revenues ...................        103              34             137
Interest expense .........................      2,087             627           2,714
Interest revenue .........................        414             388             802
Depreciation and amortization expense ....      1,603             375           1,978
Segment loss .............................     (5,695)         (1,889)         (7,584)
Segment assets ...........................     62,140          36,163          98,303
Expenditures for long-lived assets .......        413           5,432           5,845

YEAR ENDED DECEMBER 31, 1999
Revenues from external customers .........  $  54,070       $  12,153       $  66,223
Inter-segment revenues ...................        381              --             381
Interest expense .........................      2,637             373           3,010
Interest revenue .........................        212              97             309
Depreciation and amortization expense ....      3,003             364           3,368
Impairment loss ..........................        714              --             714
Segment profit (loss) ....................     (8,179)         (2,488)        (10,667)
Segment assets ...........................     78,846          31,936         110,782
Expenditures for long-lived assets .......        996           4,959           5,955

YEAR ENDED DECEMBER 31, 1998
Revenues from external customers .........  $  50,140       $  22,171       $  72,311
Inter-segment revenues ...................        350              14             364
Interest expense .........................      2,491           1,564           4,055
Interest revenue .........................         39              94             133
Depreciation and amortization expense ....      2,540             358           2,898
Impairment loss ..........................      1,840              --           1,840
Segment loss .............................     (3,156)          2,919            (237)
Segment assets ...........................     93,255          27,923         121,178
Expenditures for long-lived assets .......      1,108           4,582           5,690

    The following are reconciliations of reportable segment revenues, profit or loss, and assets to the Company's consolidated totals.

                                                                         YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1998            1999            2000
                                                                ---------       ---------       ---------
REVENUES
Total external revenues for reportable segments ..........      $  72,311       $  66,223       $  45,191
Inter-segment revenues for reportable segments ...........            364             381             137
Elimination of inter-segment revenues ....................           (364)           (381)           (137)
                                                                ---------       ---------       ---------
                 Total consolidated revenues .............      $  72,311       $  66,223       $  45,191
                                                                =========       =========       =========

PROFIT OR LOSS
Total profit or loss for reportable segments .............      $    (237)      $ (10,667)      $  (7,584)
Increase in intercompany profit in inventory .............             --              --              --
Subsidiary acquisition costs recognized in
  consolidation ..........................................           (283)           (283)           (282)
Unallocated corporate general and administrative
  expenses
    - General and administrative .........................         (1,788)         (1,867)         (2,054)
    - Provision for losses on abandonment of leased
        facility .........................................             --              --          (2,490)
                                                                ---------       ---------       ---------
Loss before disposal of certain operations and
    income taxes .........................................      $  (2,308)      $ (12,817)      $ (12,410)
                                                                =========       =========       =========

ASSETS
Total assets for reportable segments .....................                      $ 110,782       $  98,303
Other assets .............................................                         65,505          77,397
Elimination of intercompany profits in inventory .........                           (548)            (48)
Elimination of intercompany receivables ..................                        (61,297)        (68,153)
Allocation of acquisition costs of subsidiaries
  recorded in consolidation ..............................                        (28,958)        (35,472)
Reclassification of deferred tax assets recorded in
  consolidation ..........................................                         (3,132)         (8,825)
                                                                                ---------       ---------
                      Total consolidated assets ..........                      $  82,352       $  63,202
                                                                                =========       =========


 OTHER SIGNIFICANT ITEMS


                                                        SEGMENT                  CONSOLIDATED
                                                        TOTALS    ADJUSTMENTS       TOTALS
                                                        ------    -----------    ------------
Year ended December 31, 2000:
    Interest expense .............................      $2,714      $   --          $2,714
    Depreciation and amortization expense ........       1,978         324           2,302
    Expenditures for long-lived assets ...........       5,626          --           5,626

Year ended December 31, 1999:
    Interest expense .............................      $3,010      $    3          $3,013
    Depreciation and amortization expense ........       3,368         425           3,793
    Expenditures for long-lived assets ...........       5,955          --           5,955

Year ended December 31, 1998:
    Interest expense .............................      $4,055      $   32          $4,087
    Depreciation and amortization expense ........       2,898         723           3,621
    Expenditures for long-lived assets ...........       5,690         185           5,875

    The reconciling item to adjust expenditures for segment assets is the amount of acquisitions by the corporate office, which are not allocated to operating segments. The reconciling item to adjust depreciation and amortization expense relates to amortization of goodwill and depreciation of assets recorded in consolidation as well as depreciation of corporate assets. None of the other adjustments to consolidated totals are significant.

    The following geographic information attributes revenues to countries based on the location of the customers.


                                                        YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1998         1999         2000
                                                   -------      -------      -------
REVENUES
United States ...............................      $52,548      $48,493      $33,079
Japan .......................................        4,144        9,633        4,694
Mexico ......................................        1,831        6,919        3,921
Europe ......................................       13,350        1,178        3,497
Canada ......................................          438           --           --
                                                   -------      -------      -------
                 Consolidated total .........      $72,311      $66,223      $45,191
                                                   =======      =======      =======

LONG-LIVED ASSETS
United States ...............................                   $ 5,626      $   708
Mexico ......................................                    41,745       42,503
                                                                -------      -------
                 Consolidated total .........                   $47,371      $43,211
                                                                =======      =======


NOTE 17  SUBSEQUENT EVENTS

    On February 15, 2001, the Company received $1.8 million under the terms of a short-term promissory note with its largest shareholder. The note is due July 15, 2001, along with accrued interest at 12%.

    On March 14, 2001, the Company received a NASDAQ Staff Determination indicating that the Company failed to present a definitive plan which would enable it to evidence compliance satisfying all requirements for continued listing on NASDAQ's National Market System ("NMS") within a reasonable period of time and to sustain compliance with those requirements over the long term. The continued listing requirements that the Company was unable to sustain were the minimum bid of $1.00 per share for over thirty consecutive trading days and the minimum market value of public float of $5.0 million. As such, the Company's common stock was delisted from the NASDAQ's NMS effective at the opening of business on March 15, 2001. UniMark's common stock was immediately eligible to trade on the Over-the-Counter Bulletin Board under the symbol UNMG.OB.

NOTE 18  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         (In thousands, except per share amounts)


2000                                          First         Second         Third          Fourth
                                            --------       --------       --------       --------
                                                                 (4)            (5)            (6)
Net sales                                   $ 14,457       $ 12,729       $  7,681       $ 10,324
Income (loss) from operations                    680         (5,121)          (177)        (7,712)
Net income (loss)                                 15         (4,502)           107         (7,280)
Net income (loss) per share(3)
   basic and diluted                            0.00          (0.32)          0.01          (0.52)
Basic and diluted
   weighted average shares outstanding        13,938         13,938         13,938         13,938

1999                                          First         Second         Third          Fourth
                                            --------       --------       --------       --------
                                                                                (1)            (2)
Net sales                                   $ 16,253       $ 19,588       $ 14,593       $ 15,789
Income (loss) from operations                  1,066         (4,707)        (3,412)        (2,114)
Net loss                                      (1,231)        (4,161)        (2,959)        (4,645)
Net loss per share(3)
   basic and diluted                           (0.10)         (0.30)         (0.21)         (0.36)
Basic and diluted
   weighted average shares outstanding        12,005         13,938         13,938         13,938



Notes to Unaudited Quarterly Results of Operations

(1) The third quarter of 1999 included losses of $1.5 million associated with the Company's divestiture of its California and Canadian subsidiaries.

(2) The fourth quarter of 1999 included write-downs of $1.8 million associated with the Company's pineapple growing operations.

(3) Income (loss) per share was computed independently for each of the periods presented; therefore, the sum of the income (loss) per share amounts for the quarters may not equal the total for the year.

(4) The second quarter of 2000 was significantly impacted by the non-cash losses associated with the write-off of a previously recorded deposit of $1.5 million and the expense accrual of $1.0 million, resulting from the Company's decision not to exercise its option to acquire a certain juice processing facility in Mexico.

(5) The third quarter of 2000 was favorably impacted by a $3.1 million gain realized from the Del Monte transaction and the value added tax refund of $1.7 million received by one of the Company's foreign subsidiaries.

(6) The fourth quarter of 2000 included write downs and provision for losses of $2.3 million associated with the Company's pineapple growing operations, inventory write-offs of $0.5 million associated with discontinued products, $0.5 million of reserves provided for notes receivable associated with the Company's 1999 sale of its Canadian subsidiary, the write-off of plant and equipment of $0.7 million and $0.7 million of bad debt reserves associated with a customer accounts receivable at one of the Company's Mexican subsidiaries.

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

     10.39 Employment Agreement by and among The UniMark Group, Inc. and Charles Horne dated as of March 31, 1999(14)

     10.40 Employment Agreement by and among The UniMark Group, Inc. and Roman Shumny dated as of November 20, 1998(14)

     10.41 Sixth Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark International, Inc. Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated January 3, 2000(15)

     10.42 Seventh Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark International, Inc. Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated March 1, 2000(15)

     10.43 Standby Funding Commitment by and among The UniMark Group, Inc. and Promecap, S.C. dated April 17, 2000(15)

     21       Subsidiaries of the Registrant(11)(16)

     23       Consent of Ernst & Young LLP(17)

- ----------

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

(14) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999.

(15) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(16) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2000.

(17)  Filed herewith.

      (4)   REPORTS ON FORM 8-K

      The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The UniMark Group, Inc.
                                                  (Registrant)

                                      By: /s/ Emilio Castillo
                                         -------------------------------------
                                                  Emilo Castillo
                                         President and Chief Executive Officer
Dated:  March 30 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

        SIGNATURE                           TITLE                                 DATE
        ---------                           -----                                 ----
/s/ Emilio Castillo                President, Chief Executive Officer and       March 30, 2001
- ------------------------           Director (Principal Executive Officer)
Emilio Castillo

/s/ David E. Ziegler               Chief Financial Officer (Principal           March 30, 2001
- ------------------------           Financial and Accounting Officer)
David E. Ziegler

/s/ Jakes Jordaan                  Director, Chairman                           March 30, 2001
- ------------------------
Jakes Jordaan

/s/ Federico Chavez Peon           Director                                     March 30, 2001
- ------------------------
Federico Chavez Peon

/s/ Luis A. Chico Pardo            Director                                     March 30, 2001
- ------------------------
Luis A. Chico Pardo

/s/ Arturo Herrera Barre           Director                                     March 30, 2001
- ------------------------
Arturo Herrera Barre

/s/ Jerry W. Johnson               Director                                     March 30, 2001
- ------------------------
Jerry W. Johnson


                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
- -------           ------------
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

  10.34           Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V.
                  and Frutalamo, S.A. de C.V. dated December 17, 1996(11)

  10.35           Non-Competition Agreement by and among The UniMark Group, Inc.
                  and Jorn Budde dated February 18, 1998(12)

  10.36           Supply Agreement between the Coca-Cola Export Corporation and
                  Grupo Industrial Santa Engracia, S.A. de C.V. dated April 2,
                  1998(13)

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

  10.42           Seventh Amendment to Revolving Credit Agreement by and among
                  UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.
                  UniMark International, Inc. Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale
                  Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York
                  Branch dated March 1, 2000(15)

  10.43           Standby Funding Commitment by and among The UniMark Group,
                  Inc. and Promecap, S.C. dated April 17, 2000(15)

  21              Subsidiaries of the Registrant (11)(16)

  23              Consent of Ernst & Young LLP(17)

- ----------

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

(15) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(16) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2000.

(17)  Filed herewith.