Form 10-Q
period 2001-03-31
UNIMARK GROUP INC
filed 2001-05-15
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     MARK (ONE)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

                                       or

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

         As of May 15, 2001, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 13,938,326 shares

                                      INDEX

                                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 2000 and March 31, 2001.......................................................           3
         Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2000 and 2001.........................................           4
         Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2000 and 2001.........................................           5
         Notes to Condensed Consolidated Financial Statements - March 31, 2001.........................           6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................................           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks...................................           25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................           25

Item 2.  Sale of Unregistered Securities...............................................................           25

Item 3.  Defaults Upon Senior Securities...............................................................           25

Item 4.  Submission of Matters to a Vote of Security Holders...........................................           25

Item 5.  Other  Information............................................................................           26

Item 6.  Exhibits and Reports on Form 8-K..............................................................           26



SIGNATURES.............................................................................................           27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                       DECEMBER 31,        MARCH 31,
                                                                           2000              2001
                                                                       ------------      ------------
                                                                         (NOTE 1)         (UNAUDITED)
                                          ASSETS
Current assets:
   Cash and cash equivalents .....................................     $      1,075      $      2,452
   Accounts receivable - trade, net of allowance of $1,568 in
     2000 and $1,556 in 2001 .....................................            5,383             3,174
   Accounts receivable - other ...................................              369               394
   Notes receivable ..............................................              267               272
   Inventories ...................................................            9,928             9,185
   Income and value added taxes receivable .......................            1,033               659
   Prepaid expenses ..............................................              343               255
                                                                       ------------      ------------
         Total current assets ....................................           18,398            16,391
Property, plant and equipment, net ...............................           39,344            39,587
Goodwill, net ....................................................            2,877             2,856
Due from related parties .........................................            1,595             1,610
Notes receivable, less current portion ...........................              600               530
Other assets .....................................................              388               314
                                                                       ------------      ------------
         Total assets ............................................     $     63,202      $     61,288
                                                                       ============      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings -
       Banks .....................................................     $     11,658      $     10,445
       Shareholder ...............................................               --             1,800
   Current portion of long-term debt .............................            5,326             5,208
   Accounts payable - trade ......................................            4,175             3,149
   Accrued liabilities ...........................................            6,544             6,436
                                                                       ------------      ------------
         Total current liabilities ...............................           27,703            27,038
Long-term debt, less current portion .............................            5,005             4,996
Deferred income taxes ............................................            1,166             1,209
Commitments
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 13,938,326 in
       2000 and in 2001 ..........................................              139               139
   Additional paid-in capital ....................................           63,766            63,766
   Accumulated deficit ...........................................          (34,577)          (35,860)
                                                                       ------------      ------------
         Total shareholders' equity ..............................           29,328            28,045
                                                                       ------------      ------------
         Total liabilities and shareholders' equity ..............     $     63,202      $     61,288
                                                                       ============      ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                2000              2001
                                                            ------------      ------------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                  PER SHARE AMOUNTS)

Net sales .............................................     $     14,457      $     10,338
Cost of products sold .................................           10,769             9,578
                                                            ------------      ------------
Gross profit ..........................................            3,688               760
Selling, general and administrative expenses ..........            3,008             1,322
                                                            ------------      ------------
Income (loss) from operations .........................              680              (562)
Other income (expense):
   Interest expense ...................................             (775)             (427)
   Interest income ....................................              113                35
   Foreign currency translation gain (loss) ...........              126              (571)
                                                            ------------      ------------
                                                                    (536)             (963)
                                                            ------------      ------------
Income (loss) before income taxes .....................              144            (1,525)
Income tax expense (benefit) ..........................              129              (242)
                                                            ------------      ------------
Net income (loss) .....................................     $         15      $     (1,283)
                                                            ============      ============

Basic and diluted earnings (loss) per share ...........     $       0.00      $      (0.09)
                                                            ============      ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                           2000              2001
                                                                       ------------      ------------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) ................................................     $         15      $     (1,283)
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation .................................................              652               529
    Amortization of intangible assets ............................               43                31
    Deferred income taxes ........................................              (28)               43
    Cash provided by (used in) operating working capital:
        Receivables ..............................................              652             2,623
        Inventories ..............................................           (4,908)              743
        Prepaid expenses .........................................              220                88
        Accounts payable and accrued expenses ....................             (144)           (1,134)
                                                                       ------------      ------------
Net cash provided by (used in) operating activities ..............           (3,498)            1,640

INVESTING ACTIVITIES
Purchases of property, plant and equipment .......................           (1,379)             (772)
Decrease (increase) in amounts due from related parties ..........                3               (15)
Decrease in other assets .........................................               65                64
                                                                       ------------      ------------
Net cash used in investing activities ............................           (1,311)             (723)

FINANCING ACTIVITIES
Proceeds from short-term promissory note .........................               --             1,800
Increase (decrease) in bank short-term debt ......................            1,092            (1,213)
Proceeds from long-term debt .....................................            3,198                --
Payments of long-term debt .......................................             (202)             (127)
                                                                       ------------      ------------
Net cash provided by financing activities ........................            4,088               460
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents .............             (721)            1,377
Cash and cash equivalents at beginning of period .................            4,068             1,075
                                                                       ------------      ------------
Cash and cash equivalents at end of period .......................     $      3,347      $      2,452
                                                                       ============      ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The UniMark Group, Inc. ("UniMark" or the "Company"), a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. The Company operates and competes in two distinct business segments: packaged fruit and juice and oil.

    Within the packaged fruit segment, UniMark focuses on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages the Company's products at four plants in Mexico. The Company's Mexican plants are strategically located in major fruit growing regions. UniMark also utilizes independent food brokers to sell its food service and industrial products in the United States. Sales to its Japanese consumers are facilitated through Japanese trading companies.

    Within the juice and oil segment, the Company operates the juice division and the agricultural development products division. Through one of the Company's Mexican subsidiaries, UniMark is a major Mexican producer of citrus concentrate, oils and juices. The Company produces and exports citrus concentrates, oils and juices. While the primary product is frozen concentrate orange juice, the Company also produces single strength orange juice and grapefruit, tangerine, Persian lime and lemon juice products. The juice division currently operates two juice concentrate plants strategically located in the citrus growing region of Mexico, close to the United States and the Mexican ports of Tampico and Veracruz. The plant locations offer cost-effective transportation and distribution, particularly to the central and southwestern markets of the United States. Collectively, the two plants have the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. The Company's citrus concentrates and single strength citrus juices are sold directly to juice importers and distributors in North America, Europe and the Pacific Rim. In addition, the Company is developing, pursuant to a long-term supply contract with an affiliate of The Coca-Cola Company (the "Lemon Project"), 8,650 acres of lemon groves. The planting program began in November 1996 and harvesting of the first crops commenced in late 2000 with commercial production scheduled for 2004. Presently, UniMark has acquired substantially all of the land for the project and have planted approximately 6,075 acres.

    The Company conducts substantially all of its operations through its wholly owned operating subsidiaries. In Mexico, its subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, its subsidiaries include: UniMark Foods, Inc. ("UniMark Foods"), and UniMark International, Inc. ("UniMark International"). In the United Kingdom its subsidiary is Flavorfresh, Limited ("Flavorfresh").

    Going Concern Considerations: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3.0 million, $13.0 million and $11.4 million in the years ended December 31, 1998, 1999 and 2000, respectively, and $1.3 million in the three months ended March 31, 2001, and is in default of a $4.0 million loan with one of its subsidiaries Mexican banks. Although the Company has made a settlement proposal to this bank, until this default is resolved, it is doubtful that the Company will be able to obtain new financing in Mexico. There can be no assurances that adequate financing or capital can be obtained in Mexico on acceptable terms or at all.

    As of December 31, 2000 and March 31, 2001, the Company has working capital deficiencies of $9.3 million and $10.6 million, respectively. In addition, the Company has several projects and commitments requiring substantial capital. Cash requirements for 2001 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for 2001 are significantly greater than current levels of available financing. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditures. The inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other factors, its ability to successfully complete a stock rights offering, resolve the default with a Mexican bank, renew the GISE Mexican Facility debt, obtain additional financing for its working capital requirements and generate sufficient cash flows to operate its businesses.

    Interim Financial Statements: The condensed consolidated financial statements at March 31, 2001, and for the three month period then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Risk Factors: The Company's operations are subject to risk factors that could impact its business. These factors include risks relating to its financial condition, its Mexican operations and general business risks. Risks relating to its financial condition include the fact that the Company is dependent upon a limited number of customers, particularly Del Monte Foods ("Del Monte"); that the Company may continue to sustain losses and accumulated deficits in the future; that the Company is experiencing liquidity problems and its condensed consolidated financial statements and related footnotes included herein includes a "going concern" discussion of certain conditions that could impact its ability to continue operations; subject to commodity price risks, particularly market price fluctuations for processed citrus juice; its subject to risks associated in implementation of the Company's business strategy; and that additional financing may be required to achieve its growth. Risks relating to its Mexican operations include the fact that the Company is subject to the risk of fluctuating foreign currency exchange rates and inflation; that the Company is dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; that labor shortages and union activity can affect the Company's ability to hire and the Company is dependent on the Mexican labor market; that the Company is subject to volatile interest rates in Mexico which could increase its capital costs; that trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including its products, which can impair its financial condition; that the Company is subject to governmental laws that relate to ownership of rural lands in Mexico; and that the Company is subject to the risk of fluctuating foreign currency exchange rates and inflation. General business risk include the fact that the Company may be subject to product liability and product recall; that the Company is subject to governmental and environmental regulations; that the Company is dependent upon its management team; that the Company has a seasonal business; that the Company faces strong competition; that the Company has a significant shareholder that can have a significant influence on its management and operations; that the Company has never paid a dividend; and that the Company is subject to interest rate changes. For a discussion of additional factors that may affect actual results, investors should refer to the Company's filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 18 of this Form 10-Q.

    Reclassifications: Certain prior period items have been reclassified to conform to the current period presentation in the accompanying condensed consolidated financial statements.

    New Accounting Pronouncements: In June 1998, Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") was issued, and was amended by FAS 137 and FAS 138 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This pronouncement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the financial statements and measure them at fair value. The Company has reviewed the impact of this statement and does not believe that its adoption will have a significant impact on its condensed consolidated financial position, results of operations or cash flows.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

    Until September 1, 2000, prior to the Del Monte transaction, the Company had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), its primary lender, that provided short-term dollar denominated debt of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by the Company's Mexican subsidiaries (the "Mexican Facilities"). In connection with the Del Monte transaction, the Company repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to its ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants.

    At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities, which matured on January 1, 2001. The agreement covering the GISE Mexican Facility is cross-collateralized and guaranteed by the Company and its subsidiaries and requires the Company to maintain certain consolidated financial performance levels relative to tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from the bank. Effective January 1, 2001, the Company entered into the Sixth Amendment to the GISE Mexican Facility, which amended the maturity date to April 30, 2001 and modified slightly certain other conditions. As of March 31, 2001, the Company was in noncompliance with the consolidated tangible net worth and maximum leverage covenants. Rabobank Nederland has agreed to issue waivers for the noncompliance and amend the loan agreements. As of April 30, 2001, the outstanding amount under the GISE Mexican Facility had been reduced to $2.4 million. The Company is currently in negotiations with Rabobank Nederland to extend and restructure the GISE Mexican Facility to expire on January 1, 2002. No assurances can be given that such negotiations will be successful. As such, the Company may not be able to extend, restructure or refinance its $2.4 million Rabobank Nederland debt. In such event, Rabobank Nederland may declare an event of default under the GISE Mexican Facility loan agreement and demand immediate payment of the $2.4 million debt. Such action may significantly impact the Company's ability to implement its business strategy, including its ability to complete the Lemon Project.

    In recent years, the Company has relied upon bank financing, principally short term, to finance its working capital and certain of its capital expenditure needs. On February 15, 2001 the Company received

$1.8 million of cash under the terms of a short-term promissory note with its largest shareholder, M & M Nominee L.L.C. ("M & M Nominee"). In addition, one of its Mexican subsidiaries currently has availability of approximately $1.1 million under one of its pre-export lines of credit. Presently, the Company is in discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility. Failure of the Company to obtain additional financing beyond current levels to meet its working capital and capital expenditure requirements could have a material adverse effect on the Company and its ability to continue as a going concern.

    On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "Agreement") with Fondo de Capitalization e Inversion del Sector Rural (`FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement will be classified outside equity due to mandatory redemption provisions. As of March 31, 2001, advances under the Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of March 31, 2001, accretion accrued under the Agreement amounted to approximately $390,000. The weighted average accretion rate since inception of the loan is 6.6%. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

    In January 2001, the Company's Board of Directors ("Board") appointed an independent committee of the Board to explore financing alternatives that could maximize long-term shareholder value, including equity transactions. To raise capital with low associated transaction cost, while allowing all shareholders on the record date to maintain their relative proportional voting and economic interest, the Company and its Board approved a rights offering which will allow existing shareholders to purchase additional shares of its common stock. In this regard, the independent committee of the Company's Board engaged an independent financial advisor to advise the Company as to the structure and pricing of such offering.

    On May 3, 2001 the Company announced its filing of Form S-1 Registration Statement ("Registration Statement") with the Securities and Exchange Commission for a rights offering to sell up to 10,273,972 shares of its common stock to existing shareholders. Under the terms of the rights offering, existing shareholders will receive, at no cost, one subscription right to purchase one additional share of the Company's common stock for each 1.3567 shares owned on May 22, 2001, at a price of $0.73. The rights will be non-transferable and will not be listed on the Over-the-Counter ("OTC") Bulletin Board or any other exchange. Shareholders will also have the option to subscribe for additional shares during the offer. Once declared effective, a prospectus will be mailed to each shareholder as of the record date with instructions on how to exercise the subscription rights. The Company's largest shareholder, M & M Nominee, has indicated its intention to purchase up to 6,849,315 common shares through the exercise of its basic and over-subscription privileges. If this shareholder exercises its subscription privileges and purchases 6,849,315 shares of the Company's common stock, the Company expects to receive gross proceeds from the offering of at least $5.0 million and up to $7.5 million if all shareholders exercise their subscription privileges, before deducting expenses payable by the Company.

    The purpose of the offering is to raise capital for repayment of indebtedness, capital expenditures for further development of the Lemon Project and working capital. The Company will terminate the rights offering in its entirety if M & M Nominee does not exercise its subscription rights to purchase at least 6,849,315 shares of the Company's common stock. The Company is presently seeking shareholder approval to increase its authorized shares of common stock from 20,000,000 to 40,000,000. The Company will also terminate the rights offering if such shareholder approval is not obtained.

    Once the Registration Statement is declared effective, prospectuses will be mailed to all shareholders of record on May 22, 2001, on or around May 23, 2001. Record date shareholders will have until 5:00 p.m. New York City time, on June 25, 2001 to exercise their rights. Offers and sales of shares will only be made pursuant to the prospectus included in the Registration Statement. The Company reserves the right to cancel, modify or postpone the offering. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is also responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are former officers and directors. Under the agreement, which has been extended to January 1, 2002, the Company has the option to buy the IHMSA facility for $4.5 million.

    The Company has elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At March 31, 2001 amounts due from IHMSA of $1,604,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option, which is expected to occur during 2001.

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

    In November 1995, the Company entered into a lease agreement with Loma Bonita Partners, a Texas general partnership, for approximately 260 hectares (642 acres) of land located in Loma Bonita, Oaxaca, Mexico for the development of citrus groves. The lease commenced in December 1995 and expires after ten years. Loma Bonita Partners is 50% owned by a current employee who was formerly an officer and director of the Company. The Company believes that said lease agreement is on terms no less favorable than would be available from unrelated third parties.

    The Company operates a 144-acre grapefruit grove located close to the ICMOSA plant in Montemorelos pursuant to a ten-year operating agreement that expires in 2004. Per the agreement, the Company operates the grove and purchases all the grapefruit produced at a formula price tied to purchases from unrelated third parties. The grove is owned by a partnership that consists primarily of shareholders of Azteca. The Vaquero family owns a 14.3% interest in this partnership. The Company believes that said arrangement is on terms no less favorable than would be available from unrelated third parties.

    On February 15, 2001 the Company borrowed $1.8 million under the terms of a promissory note from its largest shareholder. This note is unsecured and bears interest at 12%. The note is due July 31, 2001 and will be repaid, including accrued interest, from the proceeds of the rights offering.

    Effective September 1, 2000, the Company entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to be its President and Chief Executive Officer at the annual rate of $150,000. Mr. Castillo is also a Director of Promecap, S.C.

NOTE 4 - NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -------------------------
                                                                                   2000           2001
                                                                                ----------     ----------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                           FOR
                                                                                   PER SHARE AMOUNTS)
         NUMERATOR
         Net income (loss) ................................................     $       15     $   (1,283)

         DENOMINATOR
         Denominator for basic and diluted earnings per share -
           weighted average shares outstanding ............................         13,938         13,938
                                                                                ----------     ----------

         Basic and diluted earnings (loss) per share ......................     $     0.00     $    (0.09)
                                                                                ==========     ==========

    The Company had options outstanding of 528,000 and 248,000 at March 31, 2000 and March 31, 2001, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 5 - INVENTORIES

    Inventories consist of the following:

                                                          DECEMBER 31,       MARCH 31,
                                                              2000             2001
                                                          ------------     ------------
                                                                 (IN THOUSANDS)
         Finished goods:
             Cut fruits .............................     $      4,640     $      3,160
             Juice and oils .........................            2,068            2,604
                                                          ------------     ------------
                                                                 6,708            5,764
         Pineapple orchards .........................              399              399
         Raw materials and supplies .................            2,004            1,991
         Advances to suppliers ......................              817            1,031
                                                          ------------     ------------
                    Total ...........................     $      9,928     $      9,185
                                                          ============     ============

NOTE 6 - SEGMENT INFORMATION

    The Company has two reportable segments: packaged fruit and juice and oil.

                                                            PACKAGED          JUICE
                                                             FRUIT            AND OIL            TOTAL
                                                          ------------      ------------      ------------
         THREE MONTHS ENDED MARCH 31, 2001
         Revenues from external customers ...........     $      8,996      $      1,342      $     10,338
         Inter-segment revenues .....................               --                --                --
         Segment loss ...............................             (803)             (363)           (1,166)

         THREE MONTHS ENDED MARCH 31, 2000
         Revenues from external customers ...........     $     11,562      $      2,895      $     14,457
         Inter-segment revenues .....................               56                --                56
         Segment profit (loss) ......................              718              (199)              519

    The following are reconciliations of reportable segment profit or loss to the Company's consolidated totals.

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                        2000            2001
                                                                     ----------      ----------

         Total profit (loss) for reportable segments ...........     $      519      $   (1,166)
         Amortization of subsidiary acquisition costs
           recognized in consolidation .........................            (70)            (70)
         Unallocated corporate general and administrative
           expenses ............................................           (305)           (289)
                                                                     ----------      ----------
         Income (loss) before income taxes .....................     $      144      $   (1,525)
                                                                     ==========      ==========

NOTE 7 - DELISTING FROM THE NASDAQ NATIONAL MARKET

     On March 14, 2001, the Company received a Nasdaq Staff Determination indicating that it had failed to present a definitive plan which would enable it to evidence compliance satisfying all requirements for continued listing on Nasdaq's National Market System ("NMS") within a reasonable period of time and to sustain compliance with those requirements over the long term. The continued listing requirements that the Company were unable to sustain were the minimum bid of $1.00 per share for over thirty consecutive trading days and the minimum market value of public float of $5.0 million. As such, the Company's common stock was delisted from the Nasdaq's NMS effective at the opening of business on March 15, 2001. The Company's common stock now trades on the Over-the-Counter Electronic Bulletin Board under the symbol "UNMG.OB".

PART I. - ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations and general business risks. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte; that we may continue to sustain losses and accumulated deficits in the future; that we are experiencing liquidity problems and our condensed consolidated financial statements and related footnotes included herein includes a "going concern" discussion of certain conditions that could impact our ability to continue operations; subject to commodity price risks, particularly market price fluctuations for processed citrus juice; that we are subject to risks associated in implementation of our business strategy; and that additional financing may be required to achieve our growth. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; that labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to volatile interest rates in Mexico which could increase our capital costs; that trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which can impair our financial condition; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; and that we are subject to the risk of fluctuating foreign currency exchange rates and inflation. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that can have a significant influence on our management and operations; that we have never paid a dividend; and that we are subject to interest rate changes. For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 18 of this Form 10-Q.

CONVERSION TO U.S. GAAP

    We conduct substantially all of our operations through our wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Victoria, Tamaulipas, Mexico, whose principal activities consist of operating two citrus juice and oil processing plants, as well as managing our Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Flavorfresh Limited maintains its accounting records in British pounds sterling and in accordance with United Kingdom generally accepted accounting principles and is subject to United Kingdom income tax laws. Our subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   2000             2001
                                                                ----------       ----------
         Net sales ........................................          100.0%           100.0%
         Cost of products sold ............................           74.5             92.6
                                                                ----------       ----------
         Gross profit .....................................           25.5              7.4
         Selling, general and administrative expenses .....           20.8             12.8
                                                                ----------       ----------
         Income (loss) from operations ....................            4.7             (5.4)
         Other income (expense):
             Interest expense .............................           (5.4)            (4.1)
             Interest income ..............................            0.8              0.3
             Foreign currency translation gain (loss) .....            0.9             (5.5)
                                                                ----------       ----------
         Income (loss) before income taxes ................            1.0            (14.7)
         Income tax expense ...............................            0.9             (2.3)
                                                                ----------       ----------
         Net income (loss) ................................            0.1%           (12.4)%
                                                                ==========       ==========

Three Months Ended March 31, 2001 and 2000

    Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $2.6 million from $11.6 million in 2000 to $9.0 million in 2001, or 22.4%. This sales decrease was primarily caused by a 36.5% decrease in our food service sales from $800,000 in 2000 to $500,000 in 2001, a decrease in our retail and wholesale club sales of 38.7% from $8.0 million in 2000 to $4.9 million in 2001. This decline was partially offset by an increase in our sales to Japan of 41.4%, from $2.2 million in 2000 to $3.1 million in 2001. Retail sales in the 2001 period consist primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially all of our Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are significantly lower than those previously charged to the national supermarket chains. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreements first year, which amounted to approximately $14.6 million. Subsequently, Del Monte revised their first year estimated quantity commitments and has increased them by approximately 33.0%, primarily in canned products. Accordingly, estimated sales to Del Monte during the first contract year (September 1, 2000 to August 31, 2001) could approach approximately $18.0 million. The Del Monte transaction also allowed us to retain the rights to our foodservice and Japanese sales and we were also granted a royalty free long-term license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. During the fourth quarter of 2000, we started distributing our retail line of chilled citrus products into several major national food retailers in Mexico and have added a major wholesale club customer during the first quarter of 2001. In the fourth quarter of 2000, we received purchase commitments from our Japanese customers for the twelve months ending September 30, 2001 that are expected to total approximately $9.0 million. The increase in sales to Japan was caused by partial delivery of these orders in the first quarter of 2001.

    Citrus juice and oil sales decreased 53.1% from $2.9 million in 2000 to $1.3 million in 2001. This decrease was caused by unfavorable worldwide market prices of frozen concentrate orange juice in the 2001 period compared to the 2000 period, which resulted in reduced average selling prices. In addition, GISE processed and sold significantly lower volumes of frozen concentrate in the 2001 period as compared to the 2000 period.

    As a result of the foregoing, net sales decreased 28.5% from $14.5 million in 2000 to $10.3 million in 2001 due to reduced sales in both our packaged fruit and juice and oil segments.

    Gross profit, as a percentage, for packaged fruit sales decreased from 30.4% in 2000 to 7.2% in 2001. The 2001 gross profit was negatively impacted by the lower gross profit margins associated with the Del Monte sales, which were at wholesale price levels as compared with sales in the retail channel at higher prices in the 2000 period, and continued losses associated with our pineapple growing operations.

    Citrus juice and oil gross profit increased slightly from 5.6% in 2000 to 8.1% in 2001. This increase was caused primarily by favorable prices in raw material costs as well as the sale of higher margin products in the period such as oils and non-orange concentrates.

    Gross profit, overall, as a percentage, decreased as a percent of net sales from 25.5% in 2000 to 7.4% in 2001 due to the significant decrease in packaged fruit gross profit.

    A significant amount of our Mexican subsidiaries costs are peso based. These peso based costs include labor, energy and utilities and raw materials. As a result, changes in the exchange rates between the U.S. dollar and Mexican peso and changes in Mexico's inflation rates have an impact on these peso based costs. As a result of the first quarter 2001 strengthening of the Mexican peso relative to the U.S. dollar, as compared to the 2000 period, our cost of goods has been negatively impacted.

    Selling, general and administrative ("SG&A") expenses decreased from $3.0 million in 2000 to $1.3 million in 2001, or 55.7%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

    Interest expense decreased by 44.9%, or $348,000, from $775,000 in 2000 to $427,000 in 2001. This decrease in our interest expense was due to a $10.3 million reduction in our total outstanding debt from $32.7 million at March 31, 2000 to $22.4 million at March 31, 2001. This decrease in interest expense, which was offset by increases in our cost of debt in 2001, was primarily the result of interest expense reductions caused by the approximately $10.5 million of the net proceeds from the Del Monte transaction used to repay short and long-term debt at closing.

    Interest income decreased by $78,000 in 2001 as compared to 2000 and was primarily from the decrease in our cash balances available for investing from $3.3 million in 2000 to $2.5 million in 2001.

    Foreign currency translation gain (loss) increased from a net gain of $126,000 in 2000 to net loss of $(571,000) in 2001. This significant decrease resulted from the effect of the increased value of the Mexican peso on the conversion of our foreign subsidiaries financial statements to U.S. GAAP. These losses are primarily due to translation losses on U.S. dollar denominated net monetary assets in Mexico.

    Income tax expense (benefit) of $(242,000) in the 2001 period included a Mexican jobs tax credit of $(383,000) associated with the increased employment at one of our Mexican subsidiaries in 1999 over 1998. This credit was available to offset certain Mexican taxes and was utilized by us in the first quarter of 2001 to pay Mexican asset taxes recorded as liabilities in 2000.

    As a result of the foregoing, we reported a net loss of $1.3 million in 2001 as compared to net income of $15,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, our cash and cash equivalents totaled $2.5 million, an increase of $1.4 million from year-end 2000. During 2001, our operating activities generated cash of $1.6 million primarily from a reduction in our year-end 2000 receivables of $2.6 million, offset by our net loss of $1.3 million

    Prior to the Del Monte transaction in which we sold to them our Sunfresh(R) brand, we had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"), our primary lender, that provided short-term dollar denominated debt of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico and accounts receivable from export sales by our Mexican subsidiaries (the "Mexican Facilities"). In connection with the sale, we repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to our ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants.

    At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities, which matured on January 1, 2001. The agreement covering the GISE Mexican Facility is cross-collateralized and guaranteed by us and our subsidiaries and requires us to maintain certain consolidated financial performance levels relative to tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from the bank. Effective January 1, 2001, we entered into the Sixth Amendment to the GISE Mexican Facility, which amended the maturity date to April 30, 2001 and modified slightly certain other conditions. As of March 31, 2001 we were in noncompliance with the consolidated tangible net worth and maximum leverage covenants. Rabobank Nederland has agreed to issue waivers for the noncompliance and amend the loan agreements. As of April 30, 2001, the outstanding amount under the GISE Mexican Facility had been reduced to $2.4 million. We are currently in negotiations with Rabobank Nederland to extend and restructure the GISE Mexican Facility to expire on January 1, 2002. No assurances can be given that such negotiations will be successful. As such, we may not be able to extend, restructure or refinance our $2.4 million Rabobank Nederland debt. In such event, Rabobank Nederland may declare an event of default under the loan GISE Mexican Facility and demand immediate payment of the $2.4 million debt. Such action may significantly impact our ability to implement our business strategy, including our ability to complete our Lemon Project.

    In recent years, we have relied upon bank financing, principally short term, to finance our working capital and certain of our capital expenditure needs. On February 15, 2001, we received $1.8 million of cash under the terms of a short-term promissory note with our largest shareholder. In addition, one of our Mexican subsidiaries currently has availability of approximately $1.1 million under one of its pre-export lines of credit. Presently, we are in discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility. Our failure to obtain additional financing beyond current levels to meet our working capital and capital expenditure requirements could have a material adverse effect on us and our ability to continue as a going concern.

    Our 2000 audited consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2000, includes a "going concern" explanatory paragraph (see Note 2 to our audited consolidated financial statements), which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures. We have begun to address our "going concern" issue and the underlying liquidity problem through the Del Monte transaction during 2000, the rights offering and a fundamental change in our business strategy. To finance our current working capital deficiency and our current and future expenditures, we will need to issue additional equity securities and or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

    In January 2001, our Board of Directors ("Board") appointed an independent committee of our Board to explore financing alternatives that could maximize long-term shareholder value, including equity transactions. To raise capital with low associated transaction cost, while allowing all shareholders on the record date to maintain their relative proportional voting and economic interest, our company and our Board decided on filing a rights offering which will allow existing shareholders to purchase additional shares of the our common stock. In this regard, the independent committee of our Board engaged an independent financial advisor to advise it as to the structure and pricing of such offering.

    On May 3, 2001 we announced that we had filed a Form S-1 Registration Statement with the Securities and Exchange Commission for a rights offering to sell up to 10,273,972 shares of our common stock to existing shareholders. Under the terms of the rights offering, existing shareholders will receive, at no cost, one subscription right to purchase one additional share of our common stock for each 1.3567 shares owned on May 22, 2001, at a price of $0.73. The rights will be non-transferable and will not be listed on the OTC Bulletin Board or any other exchange. Shareholders will also have the option to subscribe for additional shares during the offer. Once declared effective, a prospectus will be mailed to each shareholder as of the record date with instructions on how to exercise the subscription rights. Our largest shareholder, M & M Nominee, has indicated its intention to purchase up to 6,849,315 common shares through the exercise of its basic and over-subscription privileges. If M & M Nominee exercises their subscription privileges and purchases 6,849,315 shares of our common stock, we expect to receive gross proceeds from the offering of at least $5.0 million and up to $7.5 million if all shareholders exercise their subscription privileges, before deducting expenses payable by us.

    The purpose of the offering is to raise capital for repayment of indebtedness, capital expenditures for further development of the lemon project and working capital. We will terminate the rights offering in its entirety if M & M Nominee does not exercise its subscription rights to purchase at least 6,849,315 shares of our common stock. We are presently seeking shareholder approval to increase our authorized shares of common stock from 20,000,000 to 40,000,000. We will also terminate the rights offering if shareholder approval is not obtained.

    In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops began in late 2000 with commercial production scheduled for 2004. The status of our Lemon Project as of March 31, 2001 is as follows:

                                                           Hectares        Acres
                                                          ----------     ----------
         Land -
             Acquired                                          3,100          7,661
             Unpurchased or subcontracted                        400            989
         Preparation and Planting -
             Prepared and planted                              2,458          6,075
             Prepared but not planted                            642          1,587

         Expenditures -
             Total projected expenditures                 $18.5 million
             Incurred since inception                      16.0 million
             Projected for year 2001 and beyond             2.5 million

    Effective January 1, 1995, we entered into a five year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, we are obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's existing outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2001, we have the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, we would benefit from the reduction of IHMSA's debt, we elected to advance funds to IHMSA to retire certain of its outstanding debt. At March 31, 2001 amounts due from IHMSA of $1,604,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when we elect to purchase the facility pursuant to its purchase option, which is expected to occur during 2001. The failure or our inability to exercise our purchase option could have a material adverse affect on the company.

    In June 2000, a suit was filed in the State Court, Monterrey, Nuevo Leon, Mexico against our subsidiary, ICMOSA, and three guarantor employees (two of which formerly were directors of the our company), by Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer"). The suit claims, among other things, that ICMOSA failed to make a scheduled payment of $.8 million, including interest at the default rate from the due date of September 1999, on a term note that expires in March 2002. In October 2000, an additional suit was filed by Bancrecer claiming that the remaining $3.2 million owing under the term note was also in default. ICMOSA has filed responses to these suits, along with requests for dismissal, claiming the suits contains material errors, including the official recording of the loans with the Official Bank of Mexico. The court has not ruled on ICMOSA's responses, and consequently, it cannot be determined at this time whether ICMOSA's responses will ultimately lead to dismissals of these actions. In early March 2001, ICMOSA submitted a formal settlement offer to Bancrecer to resolve their claims. ICMOSA and our company believe that this litigation and settlement offer will be resolved without a material effect on our consolidated financial condition, results of operations or cash flow. As a result of the suits, the $4.0 million owing to Bancrecer has been included in the current portion of long-term debt in our condensed consolidated balance sheets at December 31, 2000 and March 31, 2001.

    As of December 31, 2000 and March 31, 2001, we had a working capital deficiencies of $9.3 million and $10.6 million, respectively. Our cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of our sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, we are in discussions with other financial institutions regarding further extending or replacing our existing debt facilities. Our failure to obtain additional financing beyond current levels could have a material adverse effect on our results of operations and financial condition. We believe that anticipated revenue from operations, existing and future debt facilities, along the net proceeds from the rights offering, will be adequate for working capital requirements for at least the next twelve months.

                                  RISK FACTORS

    If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our businesses or to the extent to which any factor, or combination of factors, may impact our financial condition and results of operation. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations, and perhaps our ability to continue as a going concern.

                    RISKS RELATING TO OUR FINANCIAL CONDITION


WE ARE EXPERIENCING LIQUIDITY PROBLEMS AND MAY HAVE INDICATIONS OF "GOING CONCERN" CONDITIONS.

     Our 2000 audited consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2000, include a "going concern" explanatory paragraph (see Note 2 to our consolidated financial statements), which discuss certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures.

     We have begun to address the "going concern" issue and the underlying liquidity problem through the Del Monte transaction, the rights offering and a fundamental change in our business strategy. To finance current and future expenditures, we will need to issue additional equity securities or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

     We have sustained net losses over the last four fiscal years and in the first three month of 2001. As of March 31, 2001 our accumulated deficit was $35.9 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last four fiscal years and during the first three months of 2001, there can be no assurance that we will achieve a profitable level of operations in fiscal 2001 or, if profitability is achieved that it can be sustained.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. On August 31, 2000, we sold our Sunfresh(R) brand to Del Monte and then entered into a long-term supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets. As such, more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and in their ability to broaden the customer base of the Sunfresh(R) brand products. Although the long-term supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse affect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which we do business with Del Monte, thereby adversely affecting our results of operations and financial condition.

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

WE ARE SUBJECT TO INTEREST RATE CHANGES.

     Our interest expense is most sensitive to changes in the general level of U.S. interest rates, Mexico interest rates and London interbank offered rates ("LIBOR"). In this regard, changes in these interest rates affect the interest paid on our debt. At March 31, 2001, U.S. dollar denominated long-term debt amounted to $4.6 million as compared to Mexican peso denominated long-term debt of $5.6 million.

                       RISKS RELATING TO OUR COMMON STOCK

THE RECENT DELISTING FROM THE NASDAQ NATIONAL MARKET MAY REDUCE THE LIQUIDITY AND MARKETABILITY OF OUR STOCK AND MAY DEPRESS THE MARKET PRICE OF OUR STOCK.

     On March 15, 2001, Nasdaq delisted our common stock from The Nasdaq National Market and moved our stock to the Over-the-Counter Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "UNMG.OB". Although our securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain. The reduced liquidity of our stock and the reduced public access to quotations for our stock could depress the market price of our stock.

"PENNY STOCK" REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR STOCK.

     The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

     The price of our common stock has been particularly volatile and will likely continue to fluctuate in the future. Announcements of chronological innovations, regulatory matters or new commercial products by us or our competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential product results relating to products under development by us or our competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of pharmaceutical or dietary supplement products, and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of our common stock. In addition, from time to time, the stock market experiences significant price and volume fluctuations that may be unrelated to the operating performance of particular companies or industries. The market price of our common stock, like the stock prices of many publicly traded smaller companies, has been and may continue to be highly volatile.

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

PART I. - ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We are exposed to market risk from changes in our outstanding bank debt and interest rates. The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations.

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                                       Estimated
                                                                                                 There-                Fair Value
                                  2001         2002         2003         2004         2005       after       Total      3/31/01
                                --------     --------     --------     --------     --------    --------    --------   ----------

Long-term debt, including
   current portion
     Fixed rate                 $    844     $     26     $     28     $     15     $     --    $     --    $    913    $    913
     Average interest rate          16.0%         7.3%         6.9%         6.9%

     Variable rate              $  4,355     $     --     $     --     $     --     $     --    $  4,936    $  9,291    $  9,291
     Average interest rate          10.5%                                                            6.6%

     At March 31, 2001, U.S. dollar denominated long-term debt amounted to $4.6 million as compared to Mexican peso denominated long-term debt of $5.6 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Our company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. SALE OF UNREGISTERED SECURITIES

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of certain defaults under our loan agreements with Rabobank Nederland and Bancrecer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Special Meeting of Shareholders on April 4, 2001, the shareholders of our company elected or ratified, along with the results of these votes, the following:

          1.   Elected seven (7) Directors.

               DIRECTOR NOMINEES                      FOR           ABSTAIN
               Jakes Jordaan                      11,063,026        53,257
               Federico Chavez Peon               11,072,136        44,157
               Luis A. Chico Pardo                11,075,436        40,857
               Jerry W. Johnson                   11,072,136        44,157
               Emilio Castillo Olea               11,072,436        43,857
               David E. Ziegler                   11,072,136        44,157
               Arturo Herrera Barre               11,072,436        43,857

          2. Ratified Ernst & Young LLP as our independent public accountants of our company for the fiscal year ending December 31, 2000.

                           FOR:                 11,113,985
                           AGAINST:                  2,078
                           ABSTAINED:                  230

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


                                         THE UNIMARK GROUP, INC.
                                       ---------------------------
                                                Registrant


    Date:     May 15, 2001              /s/  Emilio Castillo Olea
              ------------             -----------------------------------------
                                       Emilio Castillo Olea, President
                                       (Principal Executive Officer)


    Date:     May 15, 2001              /s/ David E. Ziegler
              ------------             -----------------------------------------
                                       David E. Ziegler, Chief Financial Officer
                                       (Principal Accounting Officer)