Form 10-Q
period 2001-06-30
UNIMARK GROUP INC
filed 2001-08-14
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to _________


                         Commission file number 0-26096


                             THE UNIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                     75-2436543
     (State of incorporation                      (I.R.S. Employer
      or organization)                            Identification No.)


            UNIMARK HOUSE
           124 MCMAKIN ROAD
           BARTONVILLE, TEXAS                            76226
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

            As of August 13, 2001, the number of shares outstanding of each class of common stock was:

                Common Stock, $0.01 par value: 21,044,828 shares

                                      INDEX


                                                                                                       PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 2000 and June 30, 2001.......................................................    3
          Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2000 and 2001.................................    4
          Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2000 and 2001...........................................    5
          Notes to Condensed Consolidated Financial Statements - June 30, 2001........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................................   14

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.................................   27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................   28

Item 2.   Sale of Unregistered Securities.............................................................   28

Item 3.   Defaults Upon Senior Securities.............................................................   28

Item 4.   Submission of Matters to a Vote of Security Holders.........................................   28

Item 5.   Other  Information..........................................................................   29

Item 6.   Exhibits and Reports on Form 8-K............................................................   29

SIGNATURES............................................................................................   30

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                         DECEMBER 31,      JUNE 30,
                                                                             2000            2001
                                                                         ------------    ------------
                                                                           (NOTE 1)       (UNAUDITED)
                                  ASSETS
Current assets:
   Cash and cash equivalents .........................................   $      1,075    $      3,366
   Accounts receivable - trade, net of allowance of $1,568 in
     2000 and $1,422 in 2001 .........................................          5,383           1,703
   Accounts receivable - other .......................................            369             326
   Notes receivable ..................................................            267             278
   Inventories .......................................................          9,928           8,953
   Income and value added taxes receivable ...........................          1,033             865
   Prepaid expenses ..................................................            343             184
                                                                         ------------    ------------
         Total current assets ........................................         18,398          15,675
Property, plant and equipment, net ...................................         39,344          40,715
Goodwill, net ........................................................          2,877           2,836
Due from related parties .............................................          1,595           1,695
Notes receivable, less current portion ...............................            600             458
Other assets .........................................................            388             221
                                                                         ------------    ------------
         Total assets ................................................   $     63,202    $     61,600
                                                                         ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings .............................................   $     11,658    $     11,096
   Current portion of long-term debt .................................          5,326           1,138
   Accounts payable - trade ..........................................          4,175           3,516
   Accrued liabilities ...............................................          6,544           5,552
                                                                         ------------    ------------
         Total current liabilities ...................................         27,703          21,302
Long-term debt, less current portion .................................          5,005           4,989
Deferred income taxes ................................................          1,166           1,195

Commitments
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000 in 2000 and 40,000,000 in
      2001; Issued and outstanding shares - 13,938,326 in 2000
      and 21,044,828 in 2001 .........................................            139             210
   Additional paid-in capital ........................................         63,766          68,671
   Accumulated deficit ...............................................        (34,577)        (34,767)
                                                                         ------------    ------------
         Total shareholders' equity ..................................         29,328          34,114
                                                                         ------------    ------------
         Total liabilities and shareholders' equity ..................   $     63,202    $     61,600
                                                                         ============    ============


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                               2000             2001             2000             2001
                                                           -------------    -------------    -------------    -------------
                                                                      (In thousands, except for per share amounts)
Net sales ..............................................   $      12,729    $       7,865    $      27,186    $      18,203
Cost of products sold ..................................          11,008            8,013           21,777           17,591
                                                           -------------    -------------    -------------    -------------
Gross profit (loss) ....................................           1,721             (148)           5,409              612
Selling, general and administrative expenses ...........           3,232            1,374            6,240            2,696
                                                           -------------    -------------    -------------    -------------
Loss from operations ...................................          (1,511)          (1,522)            (831)          (2,084)
Other income (expense):
   Interest expense ....................................            (842)            (225)          (1,617)            (652)
   Interest income .....................................             156               54              269               89
   Provision for losses on abandonment
      of leased facility ...............................          (2,490)              --           (2,490)              --
   Foreign currency translation gain (loss) ............            (434)             205             (308)            (366)
                                                           -------------    -------------    -------------    -------------
                                                                  (3,610)              34           (4,146)            (929)
                                                           -------------    -------------    -------------    -------------
Loss before extraordinary gain and income
    taxes ..............................................          (5,121)          (1,488)          (4,977)          (3,013)
Income tax expense (benefit) ...........................            (619)             289             (490)              47
Loss before extraordinary gain .........................          (4,502)          (1,777)          (4,487)          (3,060)
Extraordinary gain on forgiveness of debt ..............              --            2,870               --            2,870
                                                           -------------    -------------    -------------    -------------
Net income (loss) ......................................   $      (4,502)   $       1,093    $      (4,487)   $        (190)
                                                           =============    =============    =============    =============

Basic and diluted income (loss) per share:
   Loss before extraordinary item ......................   $       (0.32)   $       (0.12)   $       (0.32)   $       (0.21)
   Extraordinary item ..................................              --             0.20               --             0.20
                                                           -------------    -------------    -------------    -------------
   Net income (loss) per share .........................   $       (0.32)   $        0.08    $       (0.32)   $       (0.01)
                                                           =============    =============    =============    =============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         ------------------------------
                                                                             2000             2001
                                                                         -------------    -------------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss .............................................................   $      (4,487)   $        (190)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation .....................................................           1,307            1,086
    Amortization of intangible assets ................................              77               61
    Deferred income taxes ............................................            (931)              29
    Provision for losses on abandonment of leased facility ...........           1,490               --
    Extraordinary gain on forgiveness of debt ........................              --           (2,870)
    Cash provided by (used in) operating working capital:
        Receivables ..................................................           1,583            4,022
        Inventories ..................................................          (4,422)             975
        Prepaid expenses .............................................             453              159
        Accounts payable and accrued liabilities .....................             771             (980)
                                                                         -------------    -------------
Net cash provided by (used in) operating activities ..................          (4,159)           2,292

INVESTING ACTIVITIES
Purchases of property, plant and equipment ...........................          (2,928)          (2,457)
Decrease (increase) in amounts due from related parties ..............              44             (100)
Decrease in other assets .............................................             186              147
                                                                         -------------    -------------
Net cash used in investing activities ................................          (2,698)          (2,410)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ...........................              --            4,976
Proceeds from short-term promissory note .............................              --            1,800
Payment of short-term promissory note ................................              --           (1,800)
Increase (decrease) in short-term and current portion of
     long-term debt ..................................................             787           (2,551)
Proceeds from long-term debt .........................................           4,523               --
Payments of long-term debt ...........................................            (365)             (16)
                                                                         -------------    -------------
Net cash provided by financing activities ............................           4,945            2,409
                                                                         -------------    -------------

Net increase (decrease) in cash and cash equivalents .................          (1,912)           2,291
Cash and cash equivalents at beginning of period .....................           4,068            1,075
                                                                         -------------    -------------
Cash and cash equivalents at end of period ...........................   $       2,156    $       3,366
                                                                         =============    =============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  1  -  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The UniMark Group, Inc. ("UniMark" or the "Company"), a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company supplying major branded food companies in the United States and select countries worldwide with substantially all of its operations in Mexico. The Company operates and competes in two distinct business segments: packaged fruit and juice and oil.

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

    Within the juice and oil segment, the Company operates the juice division and the agricultural development products division. Through one of the Company's Mexican subsidiaries, UniMark is a major Mexican producer of citrus concentrate, oils and juices. The Company produces and exports citrus concentrates, oils and juices. While the primary product is frozen concentrate orange juice, the Company also produces single strength orange juice and grapefruit, tangerine, Persian lime and lemon juice and oil products. The juice division currently operates two juice concentrate plants strategically located in the citrus growing region of Mexico, close to the United States and the Mexican ports of Tampico and Veracruz. The plant locations offer cost-effective transportation and distribution, particularly to the central and southwestern markets of the United States. Collectively, the two plants have the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. The Company's citrus concentrates and single strength citrus juices are sold directly to juice importers and distributors in North America, Europe and the Pacific Rim. In addition, the Company is developing, pursuant to a long-term supply contract with an affiliate of The Coca-Cola Company (the "Lemon Project"), 8,650 acres of lemon groves. The planting program began in November 1996 and harvesting of the first crops commenced in late 2000 with commercial production scheduled for 2004. Presently, UniMark has acquired substantially all of the land for the project and has planted approximately 6,075 acres.

    The Company conducts substantially all of its operations through its wholly owned operating subsidiaries. In Mexico, its subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, its subsidiaries include: UniMark Foods, Inc. ("UniMark Foods"), and UniMark International, Inc. ("UniMark International"). In the United Kingdom, its subsidiary is Flavorfresh Limited ("Flavorfresh").

    Going Concern Considerations: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3.0 million, $13.0 million and $11.4 million in the years ended December 31, 1998, 1999 and 2000, respectively, and $190,000 in the six months ended June 30, 2001. Although in June 2001, the Company raised gross proceeds of $5.2 million from its rights offering and settled the litigation with one of its Mexican lenders, which resulted in the forgiveness of approximately $2.9 million of outstanding principal and accrued interest, and are currently engaged in active discussions with a Mexico bank for additional long-term debt financing of $4.0 to $4.5 million for the Lemon Project, there can be no assurances that additional adequate financing or capital can be obtained in Mexico on acceptable terms or at all.

    As of December 31, 2000 and June 30, 2001, the Company has working capital deficiencies of $9.3 million and $5.6 million, respectively. In addition, the Company has several projects and commitments requiring substantial capital. Cash requirements for the remainder of 2001 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Current levels of financing and on hand cash balances may not be sufficient for projected working capital requirements for the remainder of 2001 and beyond. The Company has, in recent periods, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditures. The inability to obtain sufficient additional debt or equity capital when needed for working capital and for these projects and commitments could have a material adverse effect on the Company's business, results of operations and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments.

    The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on, among other factors, renewal of the GISE Mexican Facility debt, the obtaining of additional financing for its working capital requirements and the generation of sufficient cash flows to operate its businesses.

    Interim Financial Statements: The condensed consolidated financial statements at June 30, 2001, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Risk Factors: The Company's operations are subject to risk factors that could impact its business. These factors include risks relating to its financial condition, its Mexican operations, general business risks and risks relating to its common stock. Risks relating to its financial condition include the Company is dependent upon a limited number of customers, particularly Del Monte Foods ("Del Monte"); the Company may continue to sustain losses and accumulated deficits in the future; the Company is experiencing liquidity problems and its condensed consolidated financial statements and related footnotes included herein includes a "going concern" discussion of certain conditions that could impact its ability to continue operations; subject to commodity price risks, particularly market price fluctuations for processed citrus juice; it is subject to risks associated in implementation of the Company's business strategy; and additional financing may be required to achieve its growth. Risks relating to its Mexican operations include the Company is subject to the risks of fluctuating foreign currency exchange rates and inflation; the Company is dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; labor shortages and union activity can affect the Company's ability to hire and the Company is dependent on the Mexican labor market; the Company is subject to volatile interest rates in Mexico which could increase its capital costs; trade disputes between the United States and Mexico could result in tariffs, quotas and bans on imports, including its products, which can impair its financial condition; the Company is subject to governmental laws that relate to ownership of rural lands in Mexico; and the Company is subject to the risks of fluctuating foreign currency exchange rates and inflation. General business risk include the Company may be subject to product liability and product recall; the Company is subject to governmental and environmental regulations; the Company is dependent upon its management team; the Company has a seasonal business;

the Company faces strong competition; the Company is subject to interest rate changes; and the Company has a shareholder that has substantial control over the Company and can affect virtually all decisions made by its shareholders and directors. Risks related to the Company's common stock include the delisting in March 2001 from the Nasdaq National Market may reduce the liquidity and marketability of the Company's common stock and may depress the market price; "Penny Stock" regulations may impose restrictions on the marketability of the Company's common stock; the Company's common stock price has been and may continue to be highly volatile; and the Company has never paid a dividend. For a discussion of additional factors that may affect actual results, investors should refer to the Company's filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 21 of this Form 10-Q.

    Reclassifications: Certain prior period items have been reclassified to conform to the current period presentation in the accompanying condensed consolidated financial statements.

    New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This pronouncement requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. In July 2001, the Financial Accounting Standards Board issued SFAS 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This pronouncement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The adoption of both SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on the Company's financial reporting and related disclosures.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

    Until September 1, 2000, prior to the Del Monte transaction, the Company had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") that provided short-term dollar denominated debt availability of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000 and June 30, 2001. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico, accounts receivable from export sales by the Company's Mexican subsidiaries, the outstanding common stock in these subsidiaries and cross collateral and corporate guarantees from ICMOSA and GISE (the "Mexican Facilities"). In connection with the Del Monte transaction, the Company repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to its ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreement's consolidated covenants.

    At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities, which matured on January 1, 2001. The agreement covering the GISE Mexican Facility, which is cross-collateralized and guaranteed by the Company and its subsidiaries, requires the Company to maintain certain consolidated financial performance levels relative to tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from Rabobank Nederland. Effective January 1, 2001, the Company entered into the Sixth Amendment to the GISE Mexican Facility, which amended the maturity date to April 30, 2001 and modified slightly certain other conditions. As of March 31, 2001 and June 30, 2001, the Company was not in compliance with the consolidated tangible net worth covenant and at March 31, 2001, was not in compliance with the maximum leverage covenant. As of June 30, 2001, the outstanding amount under the GISE Mexican Facility had been reduced to $2.4 million, and has further been reduced to $2.1 million in July 2001. The Company is currently in negotiations with Rabobank Nederland to extend and restructure the GISE Mexican Facility to expire on January 2, 2002, to waive the covenant noncompliance and release of the ICMOSA common stock and cross collateral guarantee. Although Rabobank Nederland has informally agreed to amend the loan agreement, waive the covenant noncompliance and return the ICMOSA collateral, no assurances can be given that such negotiations will be successful. As such, the Company may not be able to extend, restructure or refinance its $2.1 million Rabobank Nederland debt. In such event, Rabobank Nederland may declare an event of default under the GISE Mexican Facility loan agreement and demand immediate payment of the $2.1 million debt. Such action may significantly impact the Company's ability to implement its business strategy, including its ability to complete the Lemon Project.

    In recent years, the Company has relied upon bank financing, principally short term, to finance its working capital and certain capital expenditure needs. Presently, the Company is in active discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility for the Lemon Project. Failure of the Company to obtain additional financing beyond current levels to meet its working capital and capital expenditure requirements could have a material adverse effect on the Company and its ability to continue as a going concern.

    On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine-year term financing agreement (the "Agreement") with Fondo de Captialization e Inversion del Sector Rural ('FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement are classified outside equity due to mandatory redemption provisions. As of June 30, 2001, advances under the Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of June 30, 2001, accretion accrued under the Agreement amounted to approximately $510,000. The weighted average accretion rate since inception of the loan is approximately 7.2%. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

NOTE 3 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Effective January 1, 1995, the Company entered into a five-year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. The Company is also responsible for all raw material and operating costs and the sale of the finished goods produced at the IHMSA plant. The Vaquero family owns collectively an approximate 24% interest in IHMSA. Certain members of the Vaquero family are former officers and directors. Under the agreement, which has been extended to January 1, 2002, the Company has the option to buy the IHMSA facility for $4.5 million.

    During 1997 the Company elected to advance funds to IHMSA to retire certain of its outstanding debt since, under the terms of the operating agreement, the Company would benefit from the IHMSA debt reduction. At June 30, 2001 amounts due from IHMSA of $1,689,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company purchases the facility pursuant to its purchase option, which is expected to occur during 2001. The Company is currently in negotiations with IHMSA's management to revise the purchase option, which if successful, could significantly reduce the cash portion of the purchase price. No assurances can be given that such negotiations will be successful.

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

    On February 15, 2001, the Company borrowed $1.8 million under the terms of an unsecured, 12% promissory note from its largest shareholder. This note was repaid in June 2001, including accrued interest of approximately $78,000, from the proceeds of the rights offering.

    Effective September 1, 2000, the Company entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to be the Company's President and Chief Executive Officer at the annual rate of $150,000. Mr. Castillo is also a Director of Promecap, S.C.

NOTE 4 - SALE OF COMMON STOCK AND INCREASE IN AUTHORIZED SHARES

    On June 25, 2001, the Company completed a rights offering wherein existing shareholders purchased an additional 7,106,502 shares of common stock at a price of $0.73 per share, with gross proceeds to the Company of approximately $5.2 million. The Company's largest shareholder, M & M Nominee, LLC, purchased 6,849,315 shares in the offering, increasing their ownership to 13,149,274 shares, or 62.5% of the Company. As a result of the rights offering, the Company's outstanding shares of common stock has increased to 21,044,828.

    At the Company's annual meeting held in June 2001, shareholders approved an amendment to its Articles of Incorporation that increased the authorized number of shares of common stock from 20,000,000 shares to 40,000,000 shares.

NOTE 5 - SETTLEMENT OF INDEBTEDNESS

    In June 2001, the Company's Mexico subsidiary, ICMOSA, entered into a settlement agreement with Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer") to resolve all outstanding issues between them, including the existing litigation relating to the outstanding $4.0 million term note and accrued interest of approximately $750,000. Under the terms of the settlement agreement, ICMOSA paid $1.8 million to Bancrecer prior to the end of June 2001, as payment in full of all outstanding obligations. The portion of principal and interest forgiven by Bancrecer of approximately $2.9 million, net of professional fees associated with the settlement, has been reported as an extraordinary item in the second quarter 2001 consolidated statements of operations.

NOTE 6 - NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ------------------------   ------------------------
                                                        2000          2001         2000           2001
                                                     ----------    ----------   ----------    ----------
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net income (loss) ................................   $   (4,502)   $    1,093   $   (4,487)   $     (190)
DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding ............       13,938        14,333       13,938        14,135
                                                     ==========    ==========   ==========    ==========
Basic and diluted income (loss) per share ........   $    (0.32)   $     0.08   $    (0.32)   $    (0.01)
                                                     ==========    ==========   ==========    ==========


    The Company had options outstanding of 538,000 and 268,000 at June 30, 2000 and June 30, 2001, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 - INVENTORIES

    Inventories consist of the following:

                                      DECEMBER 31,      JUNE 30,
                                          2000           2001
                                      ------------   ------------
                                             (IN THOUSANDS)
Finished goods:
    Cut fruits ....................   $      4,640   $      2,453
    Juice and oils ................          2,068          2,854
                                      ------------   ------------
                                             6,708          5,307
Pineapple orchards ................            399            931
Raw materials and supplies ........          2,004          1,915
Advances to suppliers .............            817            800
                                      ------------   ------------
           Total ..................   $      9,928   $      8,953
                                      ============   ============

NOTE 8 - SEGMENT INFORMATION


    The Company has two reportable segments: packaged fruit and juice and oil.


                                                            PACKAGED         JUICE
                                                              FRUIT          AND OIL         TOTAL
                                                          ------------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers ......................   $      8,545    $      4,184    $     12,729
Inter-segment revenues ................................             31              --              31
Segment loss ..........................................         (1,979)           (223)         (2,202)

THREE MONTHS ENDED JUNE 30, 2001
Revenues from external customers ......................   $      6,163    $      1,702    $      7,845
Inter-segment revenues ................................             --              --              --
Segment loss ..........................................           (872)           (247)         (1,119)

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers ......................   $     20,141    $      7,045    $     27,186
Inter-segment revenues ................................             87              --              87
Segment loss ..........................................         (1,290)           (393)         (1,683)

SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers ......................   $     15,159    $      3,044    $     18,203
Inter-segment revenues ................................             --              --              --
Segment loss ..........................................         (1,675)           (610)         (2,285)



    The following are reconciliation's of reportable segment profit or loss to the Company's consolidated totals.

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                ----------------------------    ----------------------------
                                                    2000            2001            2000            2001
                                                ------------    ------------    ------------    ------------
Total loss for reportable segments ..........   $     (2,202)   $     (1,119)   $     (1,683)   $     (2,285)
Amortization of subsidiary acquisition
  costs recognized in consolidation .........            (70)            (70)           (140)           (140)
Unallocated corporate expenses
- General and administrative ................           (359)           (299)           (664)           (588)
- Provision for losses on abandonment
    of leased facility ......................         (2,490)             --          (2,490)             --
                                                ------------    ------------    ------------    ------------
Loss before extraordinary gain and
income taxes ................................   $     (5,121)   $     (1,488)   $     (4,977)   $     (3,013)
                                                ============    ============    ============    ============


NOTE 9 - DELISTING FROM THE NASDAQ NATIONAL MARKET

    On March 14, 2001, the Company received a Nasdaq Staff Determination indicating that it had failed to present a definitive plan which would enable it to evidence compliance satisfying all requirements for continued listing on Nasdaq's National Market System ("NMS") within a reasonable period of time and to sustain compliance with those requirements over the long term. The continued listing requirements that the Company were unable to sustain were the minimum bid of $1.00 per share for over thirty consecutive trading days and the minimum market value of public float of $5.0 million. As such, the Company's common stock was delisted from the Nasdaq's NMS effective at the opening of business on March 15,

2001. The Company's common stock now trades on the Over-the-Counter Electronic Bulletin Board under the symbol "UNMG.OB."

NOTE 10 - PROVISION FOR LOSSES ON ABANDONMENT OF LEASED PROPERTY AND
CONTINGENCIES

    In December 1996, the Company entered into deposit, operating and stock purchase agreements with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of a juice processing facility in Mexico. Pursuant to the terms of the agreements, the Company paid Frutalamo deposits amounting to $1.9 million, of which $1.5 million were included in other assets on the consolidated balance sheet as of December 31, 1999, for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. In the event that the Company did not renew the agreements or exercise the purchase option, the Company would be subject to a cancellation fee of $1.0 million. These agreements expired on October 31, 1999. Subsequent to October 31, 1999, the Company and the shareholders of Frutalamo entered into a letter of intent to purchase the shares, apply the deposits previously paid as a down payment and waive the cancellation fee of $1.0 million.

    As of June 30, 2000, the Company and Frutalamo had been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and determined that it was not feasible at that time to increase its production capacity. As a result of not having completed the transaction, the Company received, in the fourth quarter of 2000, a notice from Frutalamo demanding the payment of the cancellation fee, rent for the use of the facility from November 1, 1999 and the vacating of the processing facility. As a result of the Company's decision not to proceed with the Frutalamo transaction, the $1.5 million deposit was written-off and the cancellation fee of $1.0 million was recorded at June 30, 2000. These charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility".

    Subsequent to December 31, 2000, Frutalamo filed several complaints in the Mexican courts naming 1) the Company's GISE subsidiary, 2) certain current and former employees, officers and directors of the Company and GISE, and 3) a former contractor. The complaints allege, among other things, breach of trust relating to the initial contracts between the parties, fraudulent behavior, return of the plant and contested rent. Although these complaints are in various preliminary stages and it cannot be determined at this time whether the defendants will be found liable in these matters, the Company and GISE deny any wrongdoing or liability and intend to vigorously contest these lawsuits. However, management believes (based on advice of Mexican legal counsel) that these complaints will be resolved without a material effect on the Company's financial condition, results of operations or cash flows.

NOTE 11 - SUBSEQUENT EVENT

    During July 2001, one of the Company's Mexican subsidiaries entered into an amended loan agreement with a Mexican bank that converted short-term borrowings of $3,360,000 into a four-year term note expiring on June 30, 2005, with interest at Libor rate plus 3.5% (approximately 7.2% at August 10, 2001) and secured by certain assets of the subsidiary. Repayments are $555,000 on December 31, 2001 and June 30, 2002 and $375,000 semiannually thereafter with the final payment on June 30, 2005. Interest is payable quarterly.

PART I. - ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations and general business risks. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte; that we may continue to sustain losses and accumulated deficits in the future; that we are experiencing liquidity problems and our condensed consolidated financial statements and related footnotes included herein includes a "going concern" discussion of certain conditions that could impact our ability to continue operations; subject to commodity price risks, particularly market price fluctuations for processed citrus juice; that we are subject to risks associated in implementation of our business strategy; and that additional financing may be required to achieve our growth. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; that labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to volatile interest rates in Mexico which could increase our capital costs; that trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which can impair our financial condition; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; and that we are subject to the risk of fluctuating foreign currency exchange rates and inflation. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that can have a significant influence on our management and operations; that we have never paid a dividend; and that we are subject to interest rate changes. For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 21 of this Form 10-Q.

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

RESULTS OF OPERATIONS

    The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                                    THREE MONTHS                      SIX MONTHS
                                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                                           -----------------------------     -----------------------------
                                                               2000             2001             2000             2001
                                                           ------------     ------------     ------------     ------------
Net sales ..............................................          100.0%           100.0%           100.0%           100.0%
Cost of products sold ..................................           86.5            101.9             80.1             96.6
                                                           ------------     ------------     ------------     ------------
Gross profit (loss) ....................................           13.5             (1.9)            19.9              3.4
Selling, general and administrative expenses ...........           25.4             17.4             23.0             14.8
                                                           ------------     ------------     ------------     ------------

Loss from operations ...................................          (11.9)           (19.3)            (3.1)           (11.4)
Other income (expense):
    Interest expense ...................................           (6.6)            (2.9)            (5.9)            (3.6)
    Interest income ....................................            1.2              0.7              1.0              0.5
    Provision for losses on abandonment
       of leased facility ..............................          (19.6)              --             (9.2)              --
    Foreign currency translation gain (loss) ...........           (3.4)             2.6             (1.1)            (2.0)
                                                           ------------     ------------     ------------     ------------
                                                                  (28.4)             0.4            (15.2)            (5.1)
                                                           ------------     ------------     ------------     ------------
Loss before extraordinary gain and income
  taxes ................................................          (40.3)           (18.9)           (18.3)           (16.5)
Income tax expense (benefit) ...........................           (4.9)             3.7             (1.8)             0.3
                                                           ------------     ------------     ------------     ------------
Loss before extraordinary gain .........................          (35.4)           (22.6)           (16.5)           (16.2)
Extraordinary gain on forgiveness of debt ..............             --             36.5               --             15.1
                                                           ------------     ------------     ------------     ------------
Net income (loss) ......................................          (35.4)%           13.9%           (16.5)%           (1.1)%
                                                           ============     ============     ============     ============


Three Months Ended June 30, 2000 and 2001

    Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $2.4 million from $8.5 million in 2000 to $6.1 million in 2001, or 28.2%. This sales decrease was primarily caused by a 25.0% decrease in our food service sales from $800,000 in 2000 to $600,000 in 2001, a decrease in our retail and wholesale club sales of 40.5% from $7.4 million in 2000 to $4.4 million in 2001 and an increase in our sales to Japan of 242.9%, from $350,000 in 2000 to $1.2 million in 2001. Retail sales in the 2001 period consisted primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially all of our Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are significantly lower than those previously charged to the national supermarket chains. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreement's first year, which amounted to approximately $14.6 million. Subsequently, Del Monte revised their first year estimated quantity commitments and has increased them by approximately 33.0%, primarily in canned products. Accordingly, estimated sales to Del Monte during the first contract year (September 1, 2000 to August 31, 2001) could approach approximately $18.0 million. The Del Monte transaction also allowed us to retain the rights to our foodservice and Japanese sales and we were also granted a royalty free long-term license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. During the fourth quarter of 2000, we started distributing our retail line of chilled citrus products into several major national food retailers in Mexico and have added a major wholesale club customer during the first quarter of 2001. In the fourth quarter of 2000, we received purchase commitments from our Japanese customers for the twelve months ending September

30, 2001, that are expected to total approximately $9.0 million. The increase in sales to Japan was caused by partial delivery of these orders in the second quarter of 2001.

    Citrus juice and oil sales decreased 59.5% from $4.2 million in 2000 to $1.7 million in 2001. This decrease was caused by unfavorable worldwide market prices of frozen concentrate orange juice in the 2001 period compared to the 2000 period, which resulted in reduced average selling prices. In addition, GISE processed and sold significantly lower volumes of frozen concentrate in the 2001 period as compared to the 2000 period.

    As a result of the foregoing, net sales decreased 28.5% from $12.7 million in 2000 to $7.9 million in 2001 due to reduced sales in both our packaged fruit and juice and oil segments.

    Gross profit on packaged fruit sales decreased from 19.0% in 2000 to a loss of 5.0% in 2001. The 2001 gross profit was negatively impacted by the lower gross profit margins associated with the Del Monte sales, which were at wholesale price levels as compared with sales in the retail channel at higher prices in the 2000 period, the unfavorable impact of the Mexican peso on production costs and reduced production volumes causing unabsorbed manufacturing costs.

    Citrus juice and oil gross profit increased slightly from 2.3% in 2000 to 9.3% in 2001. This increase in the 2001 period was caused primarily by the sale of higher margin products such as oils and non-orange concentrates.

    Gross profit, overall, as a percentage, decreased as a percent of net sales from 13.5% in 2000 to a loss of 1.9% in 2001 due to the significant decrease in our packaged fruit segments gross profit.

    Substantially all of our Mexican subsidiaries operating and manufacturing costs are peso-based. These peso-based costs include labor, energy and utilities and raw materials. As a result, changes in the exchange rate between the U.S. dollar and Mexican peso and changes in Mexico's inflation rate have an impact on these peso-based costs in terms of U.S dollars. As a result of the continued strengthening of the Mexican peso relative to the U.S. dollar in the second quarter of 2001, as compared to the 2000 period, the manufacturing cost of our products has been negatively impacted in terms of U.S. dollars.

    Selling, general and administrative ("SG&A") expenses decreased from $3.2 million in 2000 to $1.4 million in 2001, or 56.3%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

    Interest expense decreased by 73.3%, or $617,000, from $842,000 in 2000 to $225,000 in 2001. This decrease in our interest expense was due to a $16.4 million reduction in our total outstanding debt from $33.6 million at June 30, 2000 to $17.2 million at June 30, 2001. This interest expense decrease in 2001 was the result of interest expense reductions caused by $10.5 million of the net proceeds from the Del Monte transaction being used to repay short and long-term debt in August 2000 and the capitalization of interest costs associated with our Lemon Project.

    Interest income decreased by $102,000 in 2001 as compared to 2000 and was primarily from the decrease in our cash balances available for investing.

    Provision for losses on abandonment of leased facility of $2.5 million in the 2000 period represents a non-cash loss associated with the write-off of a $1.5 million deposit and the recording of a cancellation fee of $1.0 million in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

    Foreign currency translation gain (loss) increased from a net loss of $ (434,000) in 2000 to a net gain of $205,000 in 2001. This significant change in our exchange gains and losses result primarily from the effect of the Mexican peso on the financial statement conversion of U.S. denominated monetary assets and liabilities to U.S. GAAP of our Mexican subsidiaries.

    Income tax expenses were $289,000 in the 2001 period compared to an income tax benefit of $619,000 recorded in 2000. Income tax expense in 2001 represents asset taxes associated with our Mexican subsidiaries. The income tax benefit in 2000, net of asset taxes, was primarily the result of permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws.

    Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in the 2001 period represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million.

    As a result of the foregoing, we reported net income of $1.1 million in 2001 as compared to a net loss of $4.5 million in 2000.

Six Months Ended June 30, 2000 and 2001

    Net sales consist of sales of packaged fruit and citrus juice and oil. Packaged fruit sales decreased from $20.1 million in 2000 to $15.2 million in 2001. This sales decrease was primarily caused by a 20.0% decrease in food service sales from $1.5 million in 2000 to $1.2 million in 2001, a decrease in retail and club sales of 42.5% from $15.3 million in 2000 to $8.8 million in 2001 and an increase in sales to Japan of 58.5% from $2.5 million in 2000 to $4.3 million in 2001. Retail sales in the 2001 period consisted primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially all of our Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are significantly lower than those previously charged to the national supermarket chains. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreement's first year, which amounted to approximately $14.6 million. Subsequently, Del Monte revised their first year estimated quantity commitments and has increased them by approximately 33.0%, primarily in canned products. Accordingly, estimated sales to Del Monte during the first contract year (September 1, 2000 to August 31, 2001) could approach approximately $18.0 million. The Del Monte transaction also allowed us to retain the rights to our foodservice and Japanese sales and we were also granted a royalty free long-term license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. During the fourth quarter of 2000, we started distributing our retail line of chilled citrus products into several major national food retailers in Mexico and have added a major wholesale club customer during the first quarter of 2001. In the fourth quarter of 2000, we received purchase commitments from our Japanese customers for the twelve months ending September 30, 2001, that are expected to total approximately $9.0 million. The increase in sales to Japan was caused by partial delivery of these orders in the first six months of 2001.

    Citrus juice and oil sales decreased 57.1% from $7.0 million in 2000 to $3.0 million in 2001. This decrease was caused by unfavorable worldwide market prices of frozen concentrate orange juice in the 2001 period compared to the 2000 period, which resulted in reduced average selling prices. In addition, GISE processed and sold significantly lower volumes of frozen concentrate in the 2001 period as compared to the 2000 period.

    As a result of the foregoing, net sales decreased 24.1% from $27.2 million in 2000 to $18.2 million in 2001 due to reduced sales in both our packaged fruit and juice and oil segments.

    Gross profit on packaged fruit sales decreased from 25.6% in 2000 to 2.3% in 2001. The 2001 gross profit was negatively impacted by the lower gross profit margins associated with the Del Monte sales, which were at wholesale price levels as compared with sales in the retail channel at higher prices in the 2000 period, the unfavorable impact of the Mexican peso on production costs and reduced production volumes causing unabsorbed manufacturing costs.

    Citrus juice and oil gross profit increased from 3.6% in 2000 to 8.8% in 2000. This increase in the 2001 period was caused primarily by the sale of higher margin products such as oils and non-orange concentrates.

    Overall, gross profit as a percentage of net sales decreased from 19.9% in 2000 to 3.4% in 2001 primarily due to the significant decrease in our packaged fruit segments gross profit.

    Substantially all of our Mexican subsidiaries operating and manufacturing costs are peso-based. These peso-based costs include labor, energy and utilities and raw materials. As a result, changes in the exchange rate between the U.S. dollar and Mexican peso and changes in Mexico's inflation rate have an impact on these peso-based costs in terms of U.S. dollars. As a result of the continued strengthening of the Mexican peso relative to the U.S. dollar in the 2001 period, as compared to the 2000 period, the manufacturing cost of our products has been negatively impacted in terms of U.S. dollars.

    Selling, general and administrative ("SG&A") expenses decreased from $6.2 million in 2000 to $2.7 million in 2001, or 56.5%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

    Interest expense decreased by 59.3%, or $948,000, from $1.6 million in 2000 to $652,000 in 2001. This decrease in our interest expense was due to a $16.4 million reduction in our total outstanding debt from $33.6 million at June 30, 2000 to $17.2 million at June 30, 2001. This interest expense decrease in 2001 was the result of interest expense reductions caused by $10.5 million of the net proceeds from the Del Monte transaction being used to repay short and long-term debt in August 2000 and the capitalization of interest costs associated with the Lemon Project.

    Provision for losses on abandonment of leased facility of $2.5 million in the 2000 period represents a non-cash loss associated with the write-off of a $1.5 million deposit and the recording of a cancellation fee in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

    Foreign currency translation loss increased slightly from $308,000 in 2000 to $366,000 in 2001. Changes in our exchange gains and losses result primarily from the effect of the Mexican peso on the financial statement conversion of U.S. denominated monetary assets and liabilities to U.S. GAAP of our Mexican subsidiaries.

    Income tax expense was $47,000 in the 2001 period compared to an income tax benefit of $490,000 in 2000. Income tax expense in 2001, net of a Mexican Jobs tax credit of approximately $235,000, represents asset taxes associated with our Mexican subsidiaries. The income tax benefit in 2000, net of asset taxes, was primarily the result of permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws.

    Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in the 2001 period represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million.

    As a result of the foregoing, we reported net losses of $4.5 million in 2000 and $190,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, our cash and cash equivalents totaled $3.4 million, an increase of $2.3 million from year-end 2000. During 2001, our operating activities generated cash of $1.6 million primarily from reductions in our year-end 2000 receivables and inventory of $5.0 million, offset by our extraordinary gain of $2.9 million. Capital expenditures were $2.5 million for the six months ended June 30, 2001. Our financing activities generated net proceeds of $5.0 million from our rights offering that expired in June 2001 and we decreased our debt, before the extraordinary credit from the Bancrecer settlement, by $2.6 million.

    Prior to the Del Monte transaction in which we sold to them our Sunfresh(R) brand, we had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") that provided short-term dollar denominated debt availability of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000 and June 30, 2001. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico, accounts receivable from export sales by our Mexican subsidiaries ,the outstanding common stock in these subsidiaries and cross collateral and corporate guarantees from ICMOSA and GISE (the "Mexican Facilities"). In connection with the sale, we repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to our ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreements consolidated covenants.

    At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities, which matured on January 1, 2001. The agreement covering the GISE Mexican Facility, which is cross-collateralized and guaranteed by us and our subsidiaries, requires us to maintain certain consolidated financial performance levels relative to our tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from Rabobank Nederland. Effective January 1, 2001, we entered into the Sixth Amendment to the GISE Mexican Facility, which amended the maturity date to April 30, 2001 and modified slightly certain other conditions. As of March 31, 2001 and June 30, 2001, we were not in compliance with the consolidated tangible net worth covenant and at March 31, 2001, we were not in compliance with the maximum leverage covenant. As of June 30, 2001, the outstanding amount under the GISE Mexican Facility had been reduced to $2.4 million and has been further reduced to $2.1 million in July 2001. We are currently in negotiations with Rabobank Nederland to extend and restructure the GISE Mexican Facility to expire on January 2, 2002, to waive the covenant noncompliance and release of the ICMOSA common stock and cross collateral guarantee. Although Rabobank Nederland has informally agreed to amend the loan agreement, waive the covenant noncompliance and release the ICMOSA collateral, no assurances can be given that such negotiations will be successful. As such, we may not be able to extend, restructure or refinance our $2.1 million Rabobank Nederland debt. In such event, Rabobank Nederland may declare an event of default under the loan GISE Mexican Facility and demand immediate payment of the $2.1 million debt. Such action may significantly impact our ability to implement our business strategy, including our ability to complete our Lemon Project.

    In recent years, we have relied upon bank financing, principally short term, to finance our working capital and certain of our capital expenditure needs. Presently, we are in active discussions with other financial institutions to replace existing working capital facilities and to establish a permanent long-term debt facility for the Lemon Project. Our failure to obtain additional financing beyond current levels to meet our working capital and capital expenditure requirements could have a material adverse effect on us and our ability to continue as a going concern.

    Our 2000 audited consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2000, includes a "going concern" explanatory paragraph (see Note 2 to our audited consolidated financial statements), which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures. We began to address our "going concern" issue and the underlying liquidity problem through the Del Monte transaction during 2000, the rights offering in 2001 and a fundamental change in our business strategy. To finance our current working capital deficiency and our current and future expenditures, we will need to issue additional equity securities and or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

    In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a new twenty-year Supply Contract, with a ten-year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the next three years for sale to Coca-Cola at pre-determined prices. The Supply Contract requires Coca-Cola to provide, free of charge, up to 875,000 lemon trees, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. The planting program began in November 1996 and harvesting of the first crops began in late 2000 with commercial production scheduled for 2004. The status of our Lemon Project as of June 30, 2001 is as follows:


                                                             Hectares          Acres
                                                             --------          -----
         Land -
             Acquired                                           3,100          7,661
             Unpurchased or subcontracted                         400            989
         Preparation and Planting -
             Prepared and planted                               2,458          6,075
             Prepared but not planted                             642          1,586

         Expenditures -
             Total projected expenditures                      $ 18.5 million
             Incurred since inception                            16.8 million
             Projected for year 2001 and beyond                   1.7 million

    Effective January 1, 1995, we entered into a five-year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, we are obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. During the term of the operating agreement, which has been extended to January 1, 2002, we have the option to buy the IHMSA facility for $4.5 million. Since, under the terms of the operating agreement, we would benefit from the reduction of IHMSA's debt, during 1997 we elected to advance funds to IHMSA to retire certain of its outstanding debt. At June 30, 2001 amounts due from IHMSA of $1,689,000 includes $1,481,000 that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when we elect to purchase the facility pursuant to its purchase option, which is expected to occur during 2001. We are currently in negotiations with IHMSA's management to revise the purchase option, which if successful, could significantly reduce the cash portion of the purchase price. No assurances can be given that such negotiations will be successful. The failure or our inability to exercise our purchase option could have a material adverse affect on our company.

    As of December 31, 2000 and June 30, 2001, we had working capital deficiencies of $9.3 million and $5.6 million, respectively. Our cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of our sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, we are in active discussions with other financial institutions regarding further extending or replacing our existing debt facilities. Our failure to obtain additional financing beyond current levels could have a material adverse effect on our results of operations and financial condition.

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

    We began to address the "going concern" issue and the underlying liquidity problem through the Del Monte transaction, the rights offering and a fundamental change in our business strategy. To finance current and future expenditures, we will need to issue additional equity securities or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

    We have sustained net losses over the last four fiscal years and in the first six month of 2001. As of June 30, 2001, our accumulated deficit was $34.8 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last four fiscal years and during the first six months of 2001, there can be no assurance that we will achieve a profitable level of operations in fiscal 2001 or, if profitability is achieved that it can be sustained.

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

WE ARE SUBJECT TO INTEREST RATE CHANGES.

    Our interest expense is most sensitive to changes in the general level of U.S. interest rates, Mexico interest rates and London interbank offered rates ("LIBOR"). In this regard, changes in these interest rates affect the interest paid on our debt. At June 30, 2001, U.S. dollar denominated long-term debt amounted to $501,000 as compared to Mexican peso denominated long-term debt of $5.6 million.

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY ITS SHAREHOLDERS AND DIRECTORS.

    M & M Nominee LLC ("M & M Nominee") now owns 13,149,274 shares of our common stock accounting for 62.5% of all issued and outstanding shares. As a result, M & M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure will inhibit the taking of any action by our company that is not acceptable to M & M Nominee.

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

"PENNY STOCK" REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR STOCK.

    The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. T he broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

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


                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)


                                                                                                                       Estimated
                                                                                                                          Fair
                                                                                               There-                     Value
                                2001           2002         2003         2004       2005       after         Total      6/30/2001
                             ----------    ----------    ----------    --------   --------   ----------   ----------   ----------
Long-term debt, including
   current portion
     Fixed rate              $      783    $       26    $       27    $     --   $     --   $       --   $      836   $      836
     Average interest rate         17.3%          7.3%          6.9%
     Variable rate           $      355    $       --    $       --    $     --   $     --   $    4,936   $    5,291   $    5,291
     Average interest rate         12.0%                                                            7.2%



    At June 30, 2001, U.S. dollar denominated long-term debt amounted to $501,000 million as compared to Mexican peso denominated long-term debt of $5.6 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Our company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 10 on page 13 of this Form 10-Q for a discussion of current litigation.

ITEM 2. SALE OF UNREGISTERED SECURITIES

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of certain defaults under our loan agreements with Rabobank Nederland.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders on June 20, 2001, the shareholders of our company elected or ratified, along with the results of these votes, the following:

         1. Amendment to our company's Articles of Incorporation, which increased the authorized number of shares of common stock from 20,000,000 to 40,000,000.

                                    FOR:             11,942,400
                                    AGAINST:            101,361
                                    ABSTAIN:             15,034

         2. Approved a rights offering, on a pro rata basis, to our shareholders of record on May 22, 2001, to purchase up to 10,273,972 shares of common stock at $ .73 per share.

                                    FOR:              8,374,866
                                    AGAINST:            113,849
                                    ABSTAIN:             12,084
                                    NON-VOTE:         3,557,994

         3.       Elected seven (7) Directors.

                  DIRECTOR NOMINEES                     FOR            ABSTAIN
                  Jakes Jordaan                      11,975,811        82,984
                  Federico Chavez Peon               11,975,911        82,984
                  Luis A. Chico Pardo                11,975,911        82,984
                  Jerry W. Johnson                   11,975,911        82,984
                  Emilio Castillo Olea               11,975,911        82,984
                  David E. Ziegler                   11,975,911        82,984
                  Arturo Herrera Barre               11,975,911        82,984

         4. Ratified Ernst & Young LLP as independent public accountants of our company for the fiscal year ending December 31, 2001.

                           FOR:                 12,028,151
                           AGAINST:                 19,314
                           ABSTAIN:                 11,330

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


                                               THE UNIMARK GROUP, INC.
                                                      Registrant


     Date: August 14, 2001                    /s/  Emilio Castillo Olea
          -----------------                   -------------------------------
                                              Emilio Castillo Olea, President
                                              (Principal Executive Officer)


     Date: August 14, 2001                    /s/ David E. Ziegler
          -----------------                   -------------------------------
                                              David E. Ziegler,
                                              Chief Financial Officer
                                              (Principal Accounting Officer)