Form 10-Q
period 2001-09-30
UNIMARK GROUP INC
filed 2001-11-14
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
       [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                       or

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

     As of November 13, 2001, the number of shares outstanding of each class of common stock was:

                Common Stock, $0.01 par value: 21,044,828 shares

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 2000 and September 30, 2001................................................... 3
          Condensed Consolidated Statements of Operations
            for the three and nine months ended September 30, 2000 and 2001............................ 4
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2000 and 2001...................................... 5
          Notes to Condensed Consolidated Financial Statements - September 30, 2001.................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risks..................................28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................29

Item 2.   Sale of Unregistered Securities..............................................................29

Item 3.   Defaults Upon Senior Securities..............................................................29

Item 4.   Submission of Matters to a Vote of Security Holders..........................................29

Item 5.   Other  Information...........................................................................29

Item 6.   Exhibits and Reports on Form 8-K.............................................................29

SIGNATURES.............................................................................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                                 2000             2001
                                                                                             -------------    -------------
                                                                                                (NOTE 1)       (UNAUDITED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents .............................................................   $       1,075    $       1,415
   Accounts receivable - trade, net of allowance of $1,568 in
     2000 and $1,168 in 2001 .............................................................           5,383            1,659
   Accounts receivable - other ...........................................................             369              316
   Notes receivable ......................................................................             267              284
   Inventories ...........................................................................           9,928            8,001
   Income and value added taxes receivable ...............................................           1,033              610
   Prepaid expenses ......................................................................             343              103
                                                                                             -------------    -------------
         Total current assets ............................................................          18,398           12,388
Property, plant and equipment, net .......................................................          39,344           40,651
Goodwill, net ............................................................................           2,877            2,815
Notes receivable, less current portion ...................................................             600              385
Other assets .............................................................................           1,983            1,757
                                                                                             -------------    -------------
         Total assets ....................................................................   $      63,202    $      57,996
                                                                                             =============    =============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .................................................................   $      11,658    $       7,416
   Current portion of long-term debt .....................................................           5,326            2,141
   Accounts payable - trade ..............................................................           4,175            3,177
   Accrued liabilities ...................................................................           6,544            5,064
                                                                                             -------------    -------------
         Total current liabilities .......................................................          27,703           17,798
Long-term debt, less current portion .....................................................           5,005            7,232
Deferred income ..........................................................................           1,166            1,175
taxes
Commitments
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 20,000,000 in 2000 and 40,000,000 in 2001; Issued and
     outstanding shares - 13,938,326 in 2000
     and 21,044,828 in 2001 ..............................................................             139              210
   Additional paid-in capital ............................................................          63,766           68,671
   Accumulated deficit ...................................................................         (34,577)         (37,090)
                                                                                             -------------    -------------
         Total shareholders' equity ......................................................          29,328           31,791
                                                                                             -------------    -------------
         Total liabilities and shareholders' equity ......................................   $      63,202    $      57,996
                                                                                             =============    =============

                            See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                       2000        2001        2000        2001
                                                     --------    --------    --------    --------
                                                     (In thousands, except for per share amounts)
Net sales ........................................   $  7,681    $  5,265    $ 34,867    $ 23,468
Cost of products sold ............................      8,899       5,798      30,676      23,389
                                                     --------    --------    --------    --------
Gross profit (loss) ..............................     (1,218)       (533)      4,191          79
Selling, general and administrative expenses .....      3,278       1,418       9,518       4,114
                                                     --------    --------    --------    --------
Loss from operations .............................     (4,496)     (1,951)     (5,327)     (4,035)
Other income (expense):
   Interest expense ..............................       (688)       (177)     (2,305)       (829)
   Interest income ...............................        184          33         453         122
   Gain on sale of Sunfresh(R) brand and
   related assets ................................      3,089          --       3,089          --
   Nonrecurring gain from VAT refund .............      1,685          --       1,685          --
   Provision for losses on abandonment
        of leased facility .......................         --          --      (2,490)         --
   Foreign currency translation gain (loss) ......         49          13        (259)       (353)
                                                     --------    --------    --------    --------
                                                        4,319        (131)        173      (1,060)
                                                     --------    --------    --------    --------
Loss before extraordinary gain and
   income taxes ..................................       (177)     (2,082)     (5,154)     (5,095)
Income tax expense (benefit) .....................       (284)        241        (774)        288
                                                     --------    --------    --------    --------
Income (loss) before extraordinary gain ..........        107      (2,323)     (4,380)     (5,383)
Extraordinary gain on forgiveness of debt ........         --          --          --       2,870
                                                     --------    --------    --------    --------
Net income (loss) ................................   $    107    $ (2,323)   $ (4,380)   $ (2,513)
                                                     ========    ========    ========    ========
Basic and diluted income (loss) per share:
   Income (loss) before extraordinary item .......   $   0.01    $  (0.11)   $  (0.31)   $  (0.32)
   Extraordinary item ............................         --          --          --        0.17
                                                     --------    --------    --------    --------
   Net income (loss) per share ...................   $   0.01    $  (0.11)   $  (0.31)   $  (0.15)
                                                     ========    ========    ========    ========

                            See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     --------------------
                                                                                       2000        2001
                                                                                     --------    --------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss .........................................................................   $ (4,380)   $ (2,513)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Gain on sale of Sunfresh(R) brand and related assets .........................     (3,089)         --
    Depreciation .................................................................      1,979       1,638
    Amortization of intangible assets ............................................        109          85
    Deferred income taxes ........................................................     (1,037)          9
    Provision for losses on abandonment of leased facility .......................      1,490          --
    Extraordinary gain on forgiveness of debt ....................................         --      (2,870)
    Cash provided by (used in) operating working capital:
        Receivables ..............................................................      3,978       4,398
        Inventories ..............................................................     (2,520)      1,927
        Prepaid expenses .........................................................        239         240
        Accounts payable and accrued liabilities .................................       (367)     (1,807)
                                                                                     --------    --------
Net cash provided by (used in) operating activities ..............................     (3,598)      1,107

INVESTING ACTIVITIES
Purchases of property, plant and equipment .......................................     (4,063)     (2,945)
Net proceeds from sale of the Sunfresh(R) brand and related assets ...............     13,052          --
Decrease in other assets .........................................................         57         203
                                                                                     --------    --------
Net cash provided by (used in) investing activities ..............................      9,046      (2,742)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock .......................................         --       4,976
Proceeds from issuance of short-term promissory note .............................         --       1,800
Payment of short-term promissory note ............................................         --      (1,800)
Decrease in short-term and current portion of long-term
   debt ..........................................................................     (8,976)     (2,978)
Proceeds from long-term debt .....................................................      4,523          --
Payment of long-term debt ........................................................     (2,448)        (23)
                                                                                     --------    --------
Net cash provided by (used in ) financing activities .............................     (6,901)      1,975
                                                                                     --------    --------
Net increase (decrease) in cash and cash equivalents .............................     (1,453)        340
Cash and cash equivalents at beginning of period .................................      4,068       1,075
                                                                                     --------    --------
Cash and cash equivalents at end of period .......................................   $  2,615    $  1,415
                                                                                     ========    ========

                              See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     Within the packaged fruit segment, UniMark focuses on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages the Company's products at three plants in Mexico. The Company's Mexican plants are strategically located in major fruit growing regions. UniMark also utilizes independent food brokers to sell its food service and industrial products in the United States. Sales to its Japanese consumers are facilitated through Japanese trading companies.

     Within the juice and oil segment, the Company operates the juice division and the agricultural development products division. Through one of the Company's Mexican subsidiaries, UniMark is a major Mexican producer of citrus concentrates, oils and juices. The Company produces and exports citrus concentrates, oils and juices. While the primary product is frozen concentrate orange juice, the Company also produces single strength orange juice and grapefruit, tangerine, Persian lime and lemon juice and oil products. The juice division currently operates two juice concentrate plants strategically located in the citrus growing region of Mexico, close to the United States and the Mexican ports of Tampico and Veracruz. The plant locations offer cost-effective transportation and distribution, particularly to the central and southwestern markets of the United States. Collectively, the two plants have the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. The Company's citrus concentrates and single strength citrus juices are sold directly to juice importers and distributors in North America, Europe and the Pacific Rim. In addition, the Company is developing, pursuant to a long-term supply contract (the "Lemon Project"), 7,661 acres of lemon groves with an affiliate of The Coca-Cola Company. The planting program began in November 1996 and harvesting of the first crops commenced in late 2000 with commercial production scheduled for 2004. Presently, UniMark has acquired substantially all of the land for the project and has planted approximately 6,075 acres. See "Liquidity and Capital Resources" starting on page 20 of this Form 10-Q for a further discussion of the Lemon Project.

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

     Going Concern Considerations: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated negative operating margins during the quarterly period ended September 30, 2001 and has incurred net losses of $3.0 million, $13.0 million and $11.4 million in the years ended December 31, 1998, 1999 and 2000, respectively, and $2.5 million in the nine months ended September 30, 2001. Although in June 2001, the Company raised gross proceeds of $5.2 million from its rights offering and settled the litigation with one of its Mexican lenders, which resulted in the forgiveness of approximately $2.9 million of outstanding principal and accrued interest, and are currently engaged in active discussions with a Mexico bank for additional long-term debt financing of

$4.0 to $4.5 million for the Lemon Project, there can be no assurances that additional adequate financing or capital can be obtained in Mexico on acceptable terms or at all.

     As of December 31, 2000 and September 30, 2001, the Company has working capital deficiencies of $9.3 million and $5.4 million, respectively. In addition, the Company has several projects and commitments requiring substantial capital. Cash requirements for the remainder of 2001 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Current levels of financing and on hand cash balances may not be sufficient for projected working capital requirements for the remainder of 2001 and beyond. The Company has, in recent periods, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditures. The inability to obtain sufficient additional debt or equity capital when needed for working capital and for these projects and commitments could have a material adverse effect on the Company's financial condition, business, results of operations and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments.

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

     Interim Financial Statements: The condensed consolidated financial statements at September 30, 2001, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Risk Factors: The Company's operations are subject to risk factors that could impact its business. These factors include risks relating to its financial condition, its Mexican operations, general business risks and risks relating to its common stock. Risks relating to its financial condition include the Company is dependent upon a limited number of customers, particularly Del Monte Foods ("Del Monte"); the Company may continue to sustain losses and accumulated deficits in the future; the Company is experiencing liquidity problems and its condensed consolidated financial statements and related footnotes included herein includes a "going concern" discussion of certain conditions that could impact its ability to continue operations; the Company is subject to commodity price risks, particularly market price fluctuations for processed citrus juice; it is subject to risks associated in implementation of the Company's business strategy; and additional financing may be required to achieve its growth. Risks relating to its Mexican operations include the Company is subject to the risks of fluctuating foreign currency exchange rates and inflation; the Company is dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; labor shortages and union activity can affect the Company's ability to hire and the Company is dependent on the Mexican labor market; the Company is subject to volatile interest rates in Mexico which could increase its capital costs; trade disputes between the United States and Mexico could result in tariffs, quotas and bans on imports, including its products, which can impair its financial condition; and the Company is subject to governmental laws that relate to ownership of rural lands in Mexico. General business risk include the Company may be subject to product liability and product recall; the Company is subject to governmental and environmental regulations; the Company is dependent upon its management team; the Company has a seasonal business; the Company faces strong competition; the Company is subject to interest rate changes; and the Company has a shareholder that has substantial control over the Company and can affect virtually all decisions made by its shareholders and directors. Risks related to the Company's common stock include the delisting in March 2001 from the Nasdaq National Market may reduce the liquidity and marketability of the Company's common stock and may depress the market price; "Penny Stock" regulations may impose restrictions on the marketability of the Company's common stock; the Company's common stock price has been and may continue to be highly volatile; and the Company has never paid a dividend. For a discussion of additional factors that may affect actual results, investors should refer to the Company's filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 22 of this Form 10-Q.

     Reclassifications: Certain prior period items have been reclassified to conform to the current period presentation in the accompanying condensed consolidated financial statements.

     New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This pronouncement requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial reporting and related disclosures.

     In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets" which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses how intangible assets that are acquired individually or with a group of other assets (including those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. This pronouncement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The Company will continue to amortize existing goodwill through the remainder of 2001, at which time amortization will cease and the Company will perform a transitional goodwill impairment test. The Company is currently evaluating the impact of the new accounting standards on existing goodwill. Although the ultimate impact of SFAS 142 has not yet been determined, the adoption of SFAS No. 142 could have a significant impact on the Company's financial reporting and related disclosures.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 is effective for periods beginning after December 15, 2001. The Company has not yet determined the impact, if any, SFAS No. 144 will have on its consolidated financial statements.

NOTE  2 - LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

     Until September 1, 2000, prior to the Del Monte transaction, the Company had loan agreements with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") that provided short-term dollar denominated debt availability of up to $15.9 million at December 31, 1999 and $4.3 million at December 31, 2000 and September 30, 2001. These agreements were as follows: (i) a revolving credit agreement to provide up to $8.0 million of committed funds collateralized by finished goods inventories in the U.S. and accounts receivable from U.S. customers (the "U.S. Facility") and (ii) revolving credit agreements to provide discretionary uncommitted lines up to $7.9 million collateralized by finished goods inventories in Mexico, accounts receivable from export sales by the Company's Mexican subsidiaries, the outstanding common stock in these subsidiaries and cross collateral and corporate guarantees from ICMOSA and GISE (the "Mexican Facilities"). In connection with the Del Monte transaction, the Company repaid $6.0 million of the U.S. Facility and $2.6 million of the Mexican Facilities that related to its ICMOSA subsidiary. In addition, the Rabobank Nederland loan agreements were amended as of September 1, 2000 to eliminate $8.0 million of committed funds and $3.6 million of discretionary uncommitted funds and to modify the loan agreement's consolidated covenants.

     At December 31, 2000, $2.8 million was outstanding under the GISE portion of the Mexican Facilities, which matured on January 1, 2001. The agreement covering the GISE Mexican Facility, which is cross-collateralized and guaranteed by the Company and its subsidiaries, requires the Company to maintain certain consolidated financial performance levels relative to tangible net worth and maximum leverage. In addition, the agreements contain restrictions on the issuance of additional shares of stock and the payment of dividends, among other things, without prior written consent from Rabobank Nederland. Effective January 1, 2001, the Company entered into the Sixth Amendment to the GISE Mexican Facility, which amended the maturity date to April 30, 2001 and modified slightly certain other conditions. As of March 31, 2001, June 30, 2001 and September 30, 2001, the Company was not in compliance with the consolidated tangible net worth covenant, and at March 31, 2001, was not in compliance with the maximum leverage covenant. As of September 30, 2001, the outstanding amount under the GISE Mexican Facility had been reduced to $1.9 million. Rabobank Nederland has agreed to extend and restructure the GISE Mexican Facility to expire on January 2, 2002 and to waive the covenant noncompliance. Although Rabobank Nederland and the Company are reviewing formal documents associated with the amendment and waiver, no assurances can be given that such negotiations will be successful. As such, the Company may not be able to extend, restructure or refinance its $1.9 million Rabobank Nederland debt. In such event, Rabobank Nederland may declare an event of default under the GISE Mexican Facility loan agreement and demand immediate payment of the $1.9 million debt. Such action may significantly impact the Company's ability to implement its business strategy, including its ability to complete the Lemon Project.

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

     On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine-year term financing agreement (the "Agreement") with Fondo de Captialization e Inversion del Sector Rural ('FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under this Agreement are classified outside equity due to mandatory redemption provisions. As of September 30, 2001, advances under the Agreement were $4.9 million (47,033,971 Mexican pesos).

     The terms of the Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the Agreement and is paid only upon expiration or early termination of the Agreement. As of September 30, 2001, accretion accrued under the Agreement amounted to approximately

$628,000. The weighted average accretion rate since inception of the loan is approximately 6.7%. The Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

     During July 2001, one of the Company's Mexican subsidiaries entered into an amended loan agreement with a Mexican bank that converted short-term borrowings of $3,360,000 into a four-year term note expiring on June 30, 2005, with interest at Libor rate plus 3.5% (approximately 5.6% at November 8, 2001) and secured by certain assets of the subsidiary. Repayments of $555,000 are due on December 31, 2001 and June 30, 2002 and $375,000 semiannually thereafter with the final payment due on June 30, 2005. Interest is payable quarterly.

     Effective January 1, 1995, the Company entered into a five-year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, the Company is obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. During the term of the operating agreement, the Company has the option to buy the IHMSA facility. During 1997 the Company elected to advance funds to IHMSA to retire certain of its outstanding debt. At September 30, 2001 amounts due from IHMSA of $1.6 million (included in other assets on the condensed consolidated balance sheets at September 30, 2001) includes $1.5 million that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when the Company elects to purchase the facility pursuant to the revised operating agreement, which is expected to occur prior to December 31, 2001. During the third quarter of 2001 the Company successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreements expiration date from January 1, 2002 to January 1, 2021, and reducing the purchase option price from $4.5 million to $3.3 million. The revised purchase option includes the assumption of approximately $1.2 million of IHMSA's debt, along with the application of the $1.5 million advance. The failure or our inability to exercise the revised purchase option could have a material adverse affect on the Company.

NOTE 3 - NON OPERATING TRANSACTIONS

GAIN ON SALE OF SUNFRESH(R) BRAND

     On August 31, 2000, the Company completed the sale to Del Monte, of the rights to its Sunfresh(R) brand, its McAllen Texas distribution center, including certain inventory, other intellectual property and property and equipment associated with the Sunfresh(R) brand for $14.5 million in cash, subject to adjustment for inventory levels. Separately, Del Monte and UniMark entered into a long-term supply agreement under which the Company will produce for the retail and wholesale club markets chilled and canned citrus products for Del Monte at the Company's existing facilities in Mexico. The Company retained the rights to its food service and Japanese sales. Also, Del Monte granted UniMark a long-term license for the rights to the Sunfresh(R) brand for specific areas, including Europe, Asia, the Pacific Rim and Mexico. The Company realized a pretax gain of $3.1 million on this transaction during the quarter ended September 30, 2000. A significant portion of the net proceeds was used to repay indebtedness outstanding under the Rabobank Nederland loan agreements (as discussed in Note 4 below) and to repay the mortgage note on the distribution facility.

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

NOTE  4 - RELATED PARTY TRANSACTIONS

     On June 25, 2001 the Company completed a rights offering wherein M & M Nominee LLC ("M & M Nominee") purchased an additional 6,849,315 shares of common stock at a price of $0.73 per share, with gross proceeds to the Company of $5.0 million. M & M Nominee now own 13,149,274 shares of the Company's common stock, representing 62.5% of all issued and outstanding shares. As a result, M & M Nominee has the requisite voting power to significantly affect virtually all decisions made by the Company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of the Company's articles of incorporation.

     Effective September 1, 2000, the Company entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to become the Company's President and Chief Executive Officer at the annual rate of $150,000. Mr. Castillo is also a Director of Promecap, S.C., a financial advisory services firm to Mexico Strategic Investment Fund Ltd ("MSIF"). MISF owns 80% of M & M Nominee. M & M Nominee is the Company's largest shareholder.

     On February 15, 2001, the Company borrowed $1.8 million under the terms of an unsecured promissory note, with interest at 12%, from M & M Nominee. This note was repaid in June 2001, including accrued interest of approximately $78,000, from the proceeds of the rights offering.

NOTE  5 - SALE OF COMMON STOCK AND INCREASE IN AUTHORIZED SHARES

     On June 25, 2001, the Company completed a rights offering wherein existing shareholders purchased an additional 7,106,502 shares of common stock at a price of $0.73 per share, with gross proceeds to the Company of approximately $5.2 million. As a result of the rights offering, the Company's outstanding shares of common stock increased to 21,044,828.

     At the Company's annual meeting held in June 2001, shareholders approved an amendment to its Articles of Incorporation that increased the authorized number of shares of common stock from 20,000,000 shares to 40,000,000 shares.

NOTE  6 - SETTLEMENT OF INDEBTEDNESS

     In June 2001, the Company's Mexico subsidiary, ICMOSA, entered into a settlement agreement with Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer") to resolve all outstanding issues between them, including the existing litigation relating to the outstanding $4.0 million term note and accrued interest of approximately $750,000. Under the terms of the settlement agreement, ICMOSA paid $1.8 million to Bancrecer prior to the end of June 2001, as payment in full of all outstanding obligations. The portion of principal and interest forgiven by Bancrecer of approximately $2.9 million, net of professional fees associated with the settlement, has been reported as an extraordinary item in condensed consolidated statements of operations.

NOTE  7 - NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                     -------------------    --------------------
                                                       2000       2001        2000        2001
                                                     --------   --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net income (loss) ................................   $    107   $ (2,323)   $ (4,380)   $ (2,513)

DENOMINATOR
Denominator for basic earnings per share -
  weighted average shares outstanding ............     13,938     21,045      13,938      16,463
                                                     ========   ========    ========    ========

Basic and diluted net income (loss) per share ....   $   0.01   $  (0.11)   $  (0.31)   $  (0.15)
                                                     ========   ========    ========    ========

    The Company had options outstanding of 538,000 and 268,000 at September 30, 2000 and September 30, 2001, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE  8 - INVENTORIES

    Inventories consist of the following:

                                   DECEMBER 31,   SEPTEMBER 30,
                                      2000            2001
                                  -------------   -------------
                                         (IN THOUSANDS)
Finished goods:
    Cut fruits ................   $       4,640   $       3,260
    Juice and oils ............           2,068           1,839
                                  -------------   -------------
                                          6,708           5,099
Pineapple orchards ............             399             139
Raw materials and supplies ....           2,004           1,652
Advances to suppliers .........             817           1,111
                                  -------------   -------------
           Total ..............   $       9,928   $       8,001
                                  =============   =============

NOTE  9 - SEGMENT INFORMATION

    The Company has two reportable segments: packaged fruit and juice and oil.

                                             PACKAGED     JUICE
                                               FRUIT     AND OIL      TOTAL
                                             --------    --------    --------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers .........   $  5,700    $  1,981    $  7,681
Inter-segment revenues ...................         --          --
Segment profit (loss) ....................       (306)        736         430

THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers .........   $  3,681    $  1,584    $  5,265
Inter-segment revenues ...................         --          --
Segment loss .............................     (1,251)       (378)     (1,629)

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers .........   $ 25,807    $  9,060    $ 34,867
Inter-segment revenues ...................        121          --         121
Segment profit (loss) ....................     (1,596)        343      (1,253)

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers .........   $ 18,840    $  4,628    $ 23,468
Inter-segment revenues ...................         --          --         121
Segment  loss ............................     (2,925)       (988)     (3,913)

    The following are reconciliations of reportable segment profit or loss to the Company's consolidated totals.

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                   ------------------    ------------------
                                                      2000       2001       2000       2001
                                                   -------    -------    -------    -------
Total profit (loss) for reportable segments ....   $   430    $(1,629)   $(1,253)   $(3,913)
Amortization of subsidiary acquisition
  costs recognized in consolidation ............       (70)       (70)      (211)      (211)
Unallocated corporate expenses
  -  General and administrative ................      (537)      (383)    (1,200)      (971)
  -  Provision for losses on abandonment
        of leased facility .....................        --         --     (2,490)        --
                                                   -------    -------    -------    -------
Loss before extraordinary gain and income
  Taxes ........................................   $  (177)   $(2,082)   $(5,154)   $(5,095)
                                                   =======    =======    =======    =======

NOTE 10 - DELISTING FROM THE NASDAQ NATIONAL MARKET

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

NOTE 11 - PROVISION FOR LOSSES ON ABANDONMENT OF LEASED PROPERTY AND
          CONTINGENCIES

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

    Subsequent to December 31, 2000, Frutalamo filed several complaints in the Mexican courts naming 1) the Company's GISE subsidiary, 2) certain current and former employees, officers and directors of the Company and GISE, and 3) a former contractor. The complaints allege, among other things, breach of trust relating to the initial contracts between the parties, fraudulent behavior, return of the plant and contested rent. Although these complaints are in various preliminary stages and it cannot be determined at this time whether the defendants will be found liable in these matters, the Company and GISE deny any wrongdoing or liability and intend to vigorously contest these lawsuits. Based on advice of the Company's Mexican legal counsel, management believes that these complaints should be resolved without a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

PART I. - ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations and general business risks. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte; that we may continue to sustain losses and accumulated deficits in the future; that we are experiencing liquidity problems and our condensed consolidated financial statements and related footnotes included herein includes a "going concern" discussion of certain conditions that could impact our ability to continue operations; subject to commodity price risks, particularly market price fluctuations for processed citrus juice; that we are subject to risks associated in implementation of our business strategy; and that additional financing may be required to achieve our growth. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; that labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to volatile interest rates in Mexico which could increase our capital costs; that trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which can impair our financial condition; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; and that we are subject to the risk of fluctuating foreign currency exchange rates and inflation. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that can have a significant influence on our management and operations; that we have never paid a dividend; and that we are subject to interest rate changes. For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 22 of this Form 10-Q.

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

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                       THREE MONTHS           NINE MONTHS
                                                    ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                    -------------------   -------------------
                                                      2000       2001       2000       2001
                                                     ------     ------     ------     ------
Net sales ........................................    100.0%     100.0%     100.0%     100.0%
Cost of products sold ............................    115.8      110.1       88.0       99.7
                                                     ------     ------     ------     ------
Gross profit (loss) ..............................    (15.8)     (10.1)      12.0        0.3
Selling, general and administrative expenses .....     42.7       26.9       27.3       17.5
                                                     ------     ------     ------     ------

Loss from operations .............................    (58.5)     (37.0)     (15.3)     (17.2)
Other income (expense):
    Interest expense .............................     (8.8)      (3.3)      (6.6)      (3.5)
    Interest income ..............................      2.3        0.6        1.3        0.5
    Gain on sale of assets .......................     40.2         --        8.9         --
    Nonrecurring gain from VAT refund ............     21.9         --        4.8         --
    Provision for losses on abandonment
      of leased facility .........................       --         --       (7.2)        --
    Foreign currency translation gain (loss) .....      0.6        0.2       (0.7)      (1.5)
                                                     ------     ------     ------     ------
                                                       56.2       (2.5)       0.5       (4.5)
                                                     ------     ------     ------     ------
Loss before extraordinary gain and income
    taxes ........................................     (2.3)     (39.5)     (14.8)     (21.7)
Income tax expense (benefit) .....................     (3.7)      (4.6)      (2.2)       1.2
                                                     ------     ------     ------     ------
Income (loss) before extraordinary gain ..........      1.4      (44.1)     (12.6)     (22.9)
Extraordinary gain on forgiveness of debt ........       --         --         --       12.2
                                                     ------     ------     ------     ------
Net income (loss) ................................      1.4%     (44.1)%    (12.6)%    (10.7)%
                                                     ======     ======     ======     ======

Three Months Ended September 30, 2000 and 2001

     Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $2.0 million from $5.7 million in 2000 to $3.7 million in 2001, or 35.1%. This sales decrease was primarily caused by a 38.6% decrease in our food service sales from $562,000 in 2000 to $345,000 in 2001, a decrease in our retail and wholesale club sales of 36.8% from $3.8 million in 2000 to $2.4 million in 2001 and a decrease in our sales to Japan of 29.3%, from $474,000 in 2000 to $335,000 in 2001. Retail sales in the 2001 period consisted primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially all of our Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are significantly lower than those previously charged to the national supermarket chains. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreement's first year, which amounted to approximately $14.6 million. As a result of subsequent revisions to the contracts first year quantities, estimated shipments to Del Monte under the first contract year (September 1, 2000 to August 31, 2001) are expected to approximate $16.3 million. As a result of labeling changes associated with new Del Monte packaging, we were unable to ship approximately $800,000 of the first contract year products which were produced for Del Monte in the 2001 third quarter. We anticipate that these products will be shipped and billed during the fourth quarter of 2001. The Del Monte transaction also allowed us to retain the rights to our foodservice and Japanese sales and we were also granted a royalty free long-term license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. The decrease in food service sales in the 2001 period was impacted by our decision in 2000 to reduce product line and product offerings and a decrease in our sales of industrial products. The decrease in sales to Japan was primarily caused by reduced demand for our products in the 2001 period compared to the prior year period.

     Citrus juice and oil sales decreased 20.0% from $2.0 million in 2000 to $1.6 million in 2001. This decrease was caused by a continuation of the unfavorable worldwide market prices of frozen concentrate orange juice in the 2001 period compared to the 2000 period, which resulted in reduced average selling prices.

     As a result of the foregoing, net sales decreased 31.2% from $7.7 million in 2000 to $5.3 million in 2001 due to reduced sales in both our packaged fruit and juice and oil segments.

     Gross profit/loss on packaged fruit sales improved from a loss of 16.2% in 2000 to a loss of 12.9% in 2001. The relative improvement in our 2001 results is primarily a function of two factors: First, improved operating efficiencies resulting primarily from increased processing volumes; and second, lower manufacturing costs resulting from aggressive cost cutting measures that were implemented during the 2001 period. These improvements, however, were partially offset by four factors: First, since substantially all our sales are in U.S. dollars and our operating and manufacturing costs are Mexico peso-based, the continued strengthening of the Mexican peso relative to the U.S. dollar adversely impacted our gross margins; second, during the 2000 period a substantial amount of our sales were at retail prices, while during the 2001 period, such sales were to Del Monte at lower wholesale prices; third, the labeling changes associated with the new Del Monte packaging; and fourth, we continue to incur agricultural difficulties associated with our pineapple growing operations which impacted both periods gross margins.

     Gross profit/loss on citrus juice and oil improved from a loss of 15.1% in 2000 to a loss of 3.7% in 2001. The relative improvement during the 2001 period is primarily a function of aggressive cost cutting and improvements in our product mix. These improvement, however, were partially offset by reduced sales volume and lower production levels.

     Overall, gross profit/loss as a percentage, improved as a percent of net sales from a loss of 15.8% in 2000 to a loss of 10.1.% in 2001 due to improved operating efficiencies resulting from cost cutting programs in both our packaged fruit and citrus juice and oil operations.

     Substantially all of our Mexican subsidiaries operating and manufacturing costs are peso-based. These peso-based costs include labor, energy and utilities and raw materials. These costs increase as a function of Mexican inflation, which during the past year has been running at approximately 6%. Over the past 24 months, the Mexican peso has been strengthening relative to the U.S. dollar. In addition, our sales to Del Monte and our Japanese customers are fixed in U.S. dollars. As a result, these factors have resulted in higher costs, negatively impacting our gross margins.

     Selling, general and administrative ("SG&A") expenses decreased from $3.3 million in 2000 to $1.4 million in 2001, or 57.6%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

     Interest expense decreased by 74.3%, or $511,000, from $688,000 in 2000 to $177,000 in 2001. This decrease in our interest expense was due to a $3.3 million reduction in our total outstanding debt from $20.1 million at September 30, 2000 to $16.8 million at September 30, 2001, reduced interest rates and the capitalization of interest costs associated with our Lemon Project.

     Interest income decreased by $151,000 in 2001 as compared to 2000 and was caused primarily from the decrease in our cash balances available for investing.

     Gain on sale of assets of $3.1 million in the 2000 period represents the gain realized on the August 31, 2000 sale of the Company's Sunfresh(R) brand to DLM. See Note 3 to the condensed consolidated financial statements for further discussion of this sale.

     Nonrecurring gain from VAT refund of $1.7 million in the 2000 period represents a value added tax refund received by one of our Mexican subsidiaries. See Note 3 to the condensed consolidated financial statements for a further discussion of this refund.

     Foreign currency translation gain decreased from $49,000 in 2000 to $13,000 in 2001 and was insignificant between the periods.

     Income tax expense (benefit) represents an income tax benefit of $284,000 in the 2000 period compared to income tax expense of $288,000 in 2001. Our income tax expense in 2001 is primarily asset taxes associated with our Mexican subsidiaries. The income tax benefit in 2000, net of asset taxes, was primarily the result of permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws.

     As a result of the foregoing, we reported net income of $107,000 in 2000 as compared to a net loss of $2.3 million in 2001.

Nine Months Ended September 30, 2000  and 2001

     Net sales consist of sales of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $7.0 million from $25.8 million in 2000 to $18.8 million in 2001, or 27.1%. This sales decrease was primarily caused by a 42.9% decrease in food service sales from $2.1 million in 2000 to $1.2 million in 2001, a decrease in retail and club sales of 39.3% from $19.1 million in 2000 to $11.6 million in 2001 and an increase in sales to Japan of 53.3% from $3.0 million in 2000 to $4.6 million in 2001. Retail sales in the 2001 period consisted primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially all of our Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are significantly lower than those previously charged to the national supermarket chains. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreement's first year, which amounted to approximately $14.6 million. As a result of subsequent revisions to the contracts first year quantities, estimated shipments to Del Monte under the first contract year (September 1, 2000 to August 31, 2001) are expected to approximate $16.3 million. As a result of labeling changes associated with new Del Monte packaging, we were unable to ship approximately $800,000 of the first contract year products which were produced for Del Monte in the 2001 third quarter. We anticipate that these products will be shipped and billed during the fourth quarter of 2001. The Del Monte transaction also allowed us to retain the rights to our foodservice and Japanese sales and we were also granted a royalty free long-term license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. The decrease in our food service sales in the 2001 period was impacted by our decision in 2000 to reduce product line and product offerings and a decrease in our sales of industrial products. The increase in our sales to Japan was caused by increased ordering from the Japanese trading companies that purchase our citrus products during the 2001 period over the 2000 period.

     Citrus juice and oil sales decreased 48.9% from $9.0 million in 2000 to $4.6 million in 2001. This decrease was caused by unfavorable worldwide market prices of frozen concentrate orange juice in the 2001 period compared to the 2000 period, which resulted in reduced average selling prices. In addition, GISE processed and sold significantly lower volumes of frozen concentrate in the 2001 period as compared to the 2000 period.

     As a result of the foregoing, net sales decreased 32.7% from $34.9 million in 2000 to $23.5 million in 2001 due to reduced sales in both our packaged fruit and juice and oil segments.

     Gross profit/loss on packaged fruit sales decreased from 16.4% in 2000 to a loss of 0.7% in 2001. Our 2001 negative gross margin was adversely impacted by the lower gross margin associated with the Del Monte sales because such sales were at wholesale price levels as compared with direct sales in the retail channel, at higher prices, during the 2000 period and by the labeling changes associated with the new Del Monte packaging. Also, continued agricultural difficulties associated with our pineapple growing operations contributed negative gross margins in each period. In addition, since substantially all of our sales are in U.S. dollars and our operating and manufacturing costs are peso-based, the continuing strengthening of the Mexican peso relative to the U.S. dollar in the third quarter of 2001 period, adversely impacted our negative gross margins.

     Gross profit/loss on citrus juice and oil increased from a loss of 0.5% in 2000 to 4.5% in 2001. The relative improvement during the 2001 period is primarily a function of aggressive cost cutting and improvements in our product mix. These improvement, however, were partially offset by reduced sales volume and lower production levels.

     Overall, gross profit as a percentage of net sales decreased from 12.0% in 2000 to 0.3% in 2001 primarily due to the significant decrease in our packaged fruit segments gross profit.

     Substantially all of our Mexican subsidiaries operating and manufacturing costs are peso-based. These peso-based costs include labor, energy and utilities and raw materials. These costs increase as a function of Mexican inflation, which during the past year has been running at approximately 6%. Over the past 24 months, the Mexican peso has been strengthening relative to the U.S. dollar. In addition, our sales to Del Monte and our Japanese customers are fixed in U.S. dollars. As a result, these factors have resulted in higher costs, negatively impacting our gross margins.

     Selling, general and administrative ("SG&A") expenses decreased from $9.5 million in 2000 to $4.1 million in 2001, or 56.8%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

     Interest expense decreased by 64.0%, or $1.5 million, from $2.3 million in 2000 to $829,000 in 2001. This decrease in our interest expense was due to a significant reduction in our total outstanding debt that occurred during the 2000 third quarter as a result of the Del Monte transaction, reduced interest rates and the capitalization of interest costs associated with our Lemon Project. During the 2000 third quarter, our outstanding debt was reduced from approximately $34.0 million at the beginning of the quarter to approximately $22.0 million at the end of the quarter. As of September 30, 2001 our total outstanding debt was $16.8 million.

     Interest income decreased by $331,000 in 2001 as compared to 2000 and was caused primarily from the decrease in our cash balances available for investing.

     Gain on sale of assets of $3.1 million in the 2000 period represents the gain realized on the August 31, 2000 sale of the Company's Sunfresh(R) brand to DLM. See Note 3 to the condensed consolidated financial statements for further discussion of this sale.

     Nonrecurring gain from VAT refund of $1.7 million in the 2000 period represents a value added tax refund received by one of our Mexican subsidiaries. See Note 3 to the condensed consolidated financial statements for a further discussion of this refund.

     Provision for losses on abandonment of leased facility of $2.5 million in the 2000 period represents a non-cash loss associated with the write-off of a $1.5 million deposit and the recording of a cancellation fee in connection with management's decision not to exercise its option to purchase a certain juice processing facility. See Note 11 to the condensed consolidated financial statements for a further discussion of this provision.

     Foreign currency translation loss increased from $259,000 in 2000 to $353,000 in 2001. Changes in our exchange gains and losses result primarily from the effect of the Mexican peso on the financial statement conversion of U.S. denominated monetary assets and liabilities to U.S. GAAP of our Mexican subsidiaries.

     Income tax expense (benefit) represents an income tax benefit of $774,000 in the 2000 period compared to income tax expense of $288,000 in 2001. Our income tax expense in 2001 represents asset taxes associated with our Mexican subsidiaries. The income tax benefit in 2000, net of asset taxes, was primarily the result of permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and U.S. GAAP) and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws.

     Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in the 2001 period represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million. See Note 5 to the condensed consolidated financial statements for a further discussion of this gain.

     As a result of the foregoing, we reported net losses of $4.4 million in 2000 and $2.5 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, our cash and cash equivalents totaled $1.4 million, an increase of $340,000 from year-end 2000. During 2001, our operating activities generated cash of $1.1 million primarily from reductions in our year-end 2000 receivables and inventories, offset by our extraordinary gain from the forgiveness of debt. Capital expenditures were $2.9 million for the nine months ended September 30, 2001. Our financing activities generated net proceeds of $5.0 million from our rights offering that expired in June 2001 and we decreased our debt, after the extraordinary credit from the Bancrecer settlement, by $5.2 million. In addition, we reduced our total outstanding debt by 50%, or $16.8 million, from $33.6 million prior to the Del Monte sale in August 2000 to $16.8 million at September 30, 2001.

     As of September 30, 2001, we owed $1.9 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland"). Rabobank Nederland has agreed to extend and restructure our loan to expire on January 2, 2002 and to waive certain covenant noncompliance. Although Rabobank Nederland and the company are reviewing formal documents associated with the amendment and waiver, no assurances can be given that such negotiations will be successful. As such, we may not be able to extend, restructure or refinance our $1.9 million Rabobank Nederland debt. In such event, Rabobank Nederland may declare an event of default under the GISE Mexican Facility and demand immediate payment of the $1.9 million debt. Such action may have a significant adverse effect upon our consolidated financial condition and prospects and may significantly impact our ability to implement our business strategy, including our ability to complete our Lemon Project.

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

     In April, 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a twenty-year Supply Contract, with a ten-year renewal option, for the production of Italian lemons. Pursuant to the terms of the Supply Contract, GISE will plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within a specified period of time, for sale to Coca-Cola at pre-determined prices. During 2001, the Supply Contract was amended to reduce the project by approximately 400 hectares (approximately 989 acres). Under the terms of the Supply Contract, Coca-Cola is required to provide the company, free of charge, a specified number of lemon tree seedlings for planting. As of September 30, 2001, the project has received from Coca-Cola approximately 765,000 seedlings. In addition, the Supply Contract requires Coca-Cola to purchase all of the production from the project. The planting program began in November 1996 and harvesting of the first crops began in late 2000 with commercial production scheduled for 2004. During the current year harvesting season, which started in late August and extends through the middle of November, we anticipate total yield from the groves of approximately 7,200 metric tons, generating billings of approximately $1.0 million. This compares to the first year harvest in 2000 of approximately 1,500 metric tons with billed revenues of approximately $200,000. Until the lemon groves reach commercial production, all revenues from the harvests are offset against the Lemon Project costs, which have been capitalized. The status of our Lemon Project, as adjusted, as of September 30, 2001, is as follows:

                                                              Hectares          Acres
                                                              --------          -----
         Land -
             Acquired                                           3,100            7,661
         Preparation and Planting -
             Prepared and planted                               2,458            6,075
             Prepared but not planted                             642            1,586

         Expenditures -
             Total projected expenditures                   $18.5 million
             Incurred since inception                        17.6 million
             Projected for year 2001 and beyond               0.9 million

     Effective January 1, 1995, we entered into a five-year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, we are obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. During the term of the operating agreement, we have the option to buy the IHMSA facility. During 1997 we elected to advance funds to IHMSA to retire certain of its outstanding debt. At September 30, 2001 amounts due from IHMSA of $1.6 million includes $1.5 million that was a cash advance used to reduce IHMSA's outstanding debt. This amount will be applied to the purchase price when we elect to purchase the facility pursuant to our revised operating agreement, which is expected to occur prior to December 31, 2001. During the third quarter of 2001 we successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreements expiration date from January 1, 2002 to 2021 and reducing the purchase option price from $4.5 million to $3.3 million. The revised purchase option includes the assumption of approximately $1.2 million of IHMSA's debt, along with the application of the $1.5 million advance. The failure or our inability to exercise our revised purchase option could have a material adverse affect on our company.

     As of December 31, 2000 and September 30, 2001, we had working capital deficiencies of $9.3 million and $5.4 million, respectively. Our cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of our sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, we are in active discussions with other financial institutions regarding further extending or replacing our existing debt facilities. Our failure to obtain additional financing beyond current levels could have a material adverse effect on our results of operations and financial condition.

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

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

     We have generated negative operating margins for the three months ended September 30, 2001, and have sustained net losses over the last four fiscal years and in the first nine months of 2001. As of September 30, 2001, our accumulated deficit was $37.1 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last four fiscal years and during the first nine months of 2001, there can be no assurance that we will achieve a profitable level of operations in fiscal 2001 or, if profitability is achieved that it can be sustained.

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

WE ARE SUBJECT TO GOVERNMENTAL LAWS THAT RELATE TO OWNERSHIP OF RURAL LANDS IN MEXICO.

    We own or lease, on a long-term basis, approximately 7,700 acres of rural land in Mexico, which is used for production of the Lemon Project. Historically, the ownership of rural land in Mexico has been subject to governmental regulations, which in some cases could lead to the owner being unable to sell his land to companies putting together significant land concentrations. Although we have not experienced any major legal disputes in obtaining the land for the Lemon Project, there can be no assurance that we will be able to obtain large blocks of land for future growing projects without incurring government resistance.

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

WE ARE SUBJECT TO INTEREST RATE CHANGES.

    Our interest expense is most sensitive to changes in the general level of U.S. interest rates, Mexico interest rates and London interbank offered rates ("LIBOR"). In this regard, changes in these interest rates affect the interest paid on our debt. At September 30, 2001, U.S. dollar denominated long-term debt amounted to $3.8 million as compared to Mexican peso denominated long-term debt of $5.6 million.

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY ITS SHAREHOLDERS AND DIRECTORS.

     M & M Nominee now own 13,149,274 shares of our common stock accounting for 62.5% of all issued and outstanding shares. As a result, M & M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure will inhibit the taking of any action by our company that is not acceptable to M & M Nominee.

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


                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                         Estimated
                                                                                                           Fair
                                                                                     There-                Value
                                   2001      2002     2003       2004      2005      after      Total    9/30/2001
                                  ------    ------    ------    ------    ------    --------    ------   ---------
Long-term debt, including
   current portion
     Fixed rate ...............   $  652    $   26    $   27    $   17    $   --    $     --    $  722     $  722
     Average interest rate ....     18.1%      7.3%      6.9%      6.9%
     Variable rate ............   $  910    $  930    $  750    $  750    $  375    $  4,936    $8,651     $8,651
     Average interest rate ....      8.1%      5.6%      5.6%      5.6%      5.6%        6.7%


     At September 30, 2001, U.S. dollar denominated long-term debt amounted to $3.8 million as compared to Mexican peso denominated long-term debt of $5.6 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Our company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 11 on page 14 of this Form 10-Q for a discussion of current litigation.

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


                                                THE UNIMARK GROUP, INC.
                                    --------------------------------------------
                                                       Registrant


  Date: November 14, 2001            /s/  EMILIO CASTILLO OLEA
       ------------------           --------------------------------------------
                                    Emilio Castillo Olea, President
                                    (Principal Executive Officer)


  Date: November 14, 2001            /s/ DAVID E. ZIEGLER
       ------------------           --------------------------------------------
                                    David E. Ziegler, Chief Financial Officer
                                    (Principal Accounting Officer)