Form 10-K405
period 2001-12-31
UNIMARK GROUP INC
filed 2002-04-01
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK (ONE)

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                       OR
  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 28, 2002 was $8,417,931. The number of shares of common stock outstanding as of March 28, 2002 was 21,044,828.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The UniMark Group, Inc.'s 2001 Proxy Statement contains much of the information required in Part III of this Form 10-K, and portions of the 2001 Proxy Statement are incorporated by reference herein from the applicable sections thereof. The Items of this Form 10-K, where applicable, specify which portions of the 2001 Proxy Statement are incorporated by reference. The portions of the 2001 Proxy Statement that are not incorporated by reference shall not be deemed to be filed with the Commission as part of this Form 10-K.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations and general business risks. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte Foods; that we may continue to sustain losses and accumulated deficits in the future; that we are experiencing liquidity problems and our consolidated financial statements and related footnotes for 2001 includes a "going concern" disclosure and discussion of certain conditions that could impact our ability to continue operations; that we are subject to commodity price risks, particularly market price fluctuations for processed citrus juice; that we are subject to risks associated in implementation of our business strategy; that we may be forced to seek protection under applicable provisions of the federal bankruptcy code if one of our lenders should exercise its legal rights; and that additional financing may be required to achieve our growth. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; that labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to volatile interest rates in Mexico which could increase our capital costs; that trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which can impair our financial condition; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; and that we are subject to statutory employee profit sharing in Mexico. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; and that we have a significant shareholder that has substantial control over our company and can affect virtually all decisions made by its shareholders and directors. Risks relating to our common stock include the recent delisting from the Nasdaq National Market may reduce the liquidity and marketability of our stock and may depress the market price of our stock; that we have never paid a dividend; that we are subject to "Penny Stock" regulations that may impose restrictions on marketability of our stock; and our stock price has been and may continue to be highly volatile.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Our company, The UniMark Group, Inc., a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. We have, for operating and financial reporting purposes, historically classified our business into two distinct business segments: packaged fruit and juice and oil.

    Within our packaged fruit segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages our products at three plants in Mexico. Our Mexican plants are located in major fruit growing regions. We utilize independent food brokers to sell our food service and industrial products in the United States. Sales to our Japanese consumers are facilitated through Japanese trading companies.

    Due to the continued unfavorable and volatile worldwide market prices for frozen concentrate orange juice ("FCOJ") that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to discontinue our juice division operations. Presently we are leasing these plants pursuant to short-term leases to two prospective buyers. One plant is being leased to the largest FCOJ producer in Mexico under a short-term lease that expires May 31, 2002. The other facility is being leased under a short-term lease expiring June 15, 2002. Additionally, we are engaging in active discussions with several other prospective buyers of these production assets; and, although no assurances can be given, we expect to complete a sale by the end of the 2002 third quarter. As such, we have reclassified our juice division's long-lived assets as "property held for sale" in our consolidated balance sheets and recorded a non-cash impairment charge of $3.2 million in the 2001.

    Although we have decided to discontinue our FCOJ line of business, we are continuing our agricultural development strategy. Pursuant to a long-term supply contract with an affiliate of The Coca-Cola Company, which was amended during 2001, we acquired, developed and planted approximately 6,400 acres of lemon groves. The planting program began in November 1996 and harvesting of the first crops commenced in late 2000 with commercial production scheduled for 2003.

    The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, a company that marketed and distributed products in the United States. On August 31, 2000, we sold to Del Monte Foods Company ("Del Monte") all of our interests in our worldwide rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, our McAllen Texas distribution facility, including certain inventory associated with our retail and wholesale club business, and other property and equipment. Separately, we entered into a long-term supply agreement with Del Monte under which we have been contracted to produce chilled and canned citrus products for Del Monte's retail and wholesale club markets. Under the terms of the agreement, Del Monte has agreed to purchase minimum quantities of our citrus products at agreed upon prices for sale in the United States. We retained the rights to our food service, industrial and Japanese business. Also, we were granted by Del Monte a long-term license for the rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

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

PACKAGED FRUIT SEGMENT

         General. In our packaged fruit segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. Our packed fruit operations produce an array of products that includes refrigerated cut fruits for retail as well as food service sales, individually quick frozen fruits ("IQF") primarily for industrial sales in the United States as well as Japan and pasteurized canned fruits. As discussed below, our retail and wholesale club products in the United States are sold directly to Del Monte pursuant to a supply agreement and our food service and industrial products are typically sold through brokers or distributors. We process and package our products in three plants, which are located in major fruit growing regions in Mexico.

         Our relationship with Del Monte. On August 31, 2000, we sold to Del Monte all of our interests in the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, as well as related inventory in the United States and our warehouse facility in McAllen, Texas. In connection with this sale, we agreed not to sell any of our products in the United States retail and wholesale club markets. Separately, we entered into a 5-year supply agreement in which, Del Monte agreed to purchase minimum quantities of products at agreed upon prices for sale in the United States retail and wholesale club markets.

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

o Strict cost control. Under our new strategy, cost control is imperative. We plan to continue our focus on cost control by leveraging our fruit procurement purchasing power, increasing operating efficiencies and reducing general and administrative costs.

     Current Products. Our principal products are derived from citrus and tropical fruits. We have focused on applying our knowledge and expertise of fruit growing and processing capabilities to develop two key product categories: cut fruits and specialty food ingredients.

Cut Fruits. Presently, our cut fruit product offerings include:

    Chilled fruit. The chilled fruit line includes mango slices, grapefruit segments, orange segments, pineapple chunks and a variety of fruit salads. These products are packed for retail, wholesale club and food service customers in a variety of presentations. As of September 1, 2000, the retail and wholesale club items are marketed and sold by Del Monte in the United States under the Sunfresh(R) brand. We sell this product line in Mexico under the Sunfresh(R) brand, under a five-year royalty free license from Del Monte.

    Canned fruit. The canned fruit line includes orange segments and grapefruit segments, as well as citrus and tropical salads packed for retail and food service customers. These products are marketed and sold by Del Monte in the United States under the Sunfresh(R) brand.

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

SALES AND DISTRIBUTION

 Our sales and distribution activities are conducted as follows:

    United States Sales. As of September 1, 2000, we discontinued selling and distributing our retail and wholesale club line of products in the United States. These product lines are now marketed, distributed and sold exclusively by Del Monte in the United States. Under the terms of the long-term supply agreement with Del Monte, we have agreed to produce these canned and chilled citrus products for Del Monte, who has agreed to purchase a minimum volume of these products at predetermined prices. The long-term supply agreement has an initial five-year term. At the expiration of the initial term both parties can agree to renew the agreement. Del Monte is the largest producer and distributor of processed vegetables and fruit products in the United State. Del Monte's products are sold by most retail grocers, supercenters, wholesale club stores and mass merchandisers throughout the United States. We believe that Del Monte should be able to increase the overall sales volume of these products in the United States through the use of its extensive marketing resources. As a result of the Del Monte transaction, substantially all of our direct sales force, as well as our marketing and distribution organizations, were eliminated.

    Food Service and Industrial Sales. Food service and industrial sales, which were channels excluded from the Del Monte transaction, are managed by a sales team based in Bartonville, Texas. Sales to fast food chains, restaurants, hospitals and other food service customers are made either directly to end users, or through food service distributors by our food service sales force. Presently, we are represented by more than 10 food service brokers. Industrial sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilize independent food brokers to sell our products to industrial users in the United States.

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

    Mexican Sales. As part of the sale to Del Monte in August 2000, Del Monte granted us, under a long-term license, the rights to sell the Sunfresh(R) brand in specific countries, including Mexico. Accordingly, we began selling our products in Mexico. Sales are conducted through a non-exclusive distributor, who has experience distributing refrigerated products. Initially, we targeted distribution to large Mexican retail and wholesale club chains.

    The following table shows the amount and percentage of net sales contributed by the various distribution channels for our packaged fruit products during the previous three years:

                                                    YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------
                                         1999                 2000                  2001
                                   -----------------    -----------------    -----------------
                                     NET                  NET                  NET
                                    SALES    PERCENT     SALES    PERCENT     SALES    PERCENT
                                   -------   -------    -------   -------    -------   -------
                                                       (DOLLARS IN THOUSANDS)
     Packaged Fruit:
       Retail ..................   $25,606      47.4%   $16,348      50.2%   $   551       2.0%
       Del Monte ...............        --                4,392      13.5     15,860      58.7
       Japan ...................     9,633      17.8      4,695      14.4      7,339      27.1
       Wholesale club ..........     7,609      14.1      2,810       8.6         --        --
       Food service ............     7,431      13.7      2,667       8.2      1,584       5.9
       Industrial and other ....     3,791       7.0      1,650       5.1      1,698       6.3
                                   -------   -------    -------   -------    -------   -------
               Total ...........   $54,070     100.0%   $32,562     100.0%   $27,032     100.0%
                                   =======   =======    =======   =======    =======   =======

    Retail sales. Prior to the Del Monte transaction, we marketed our products to more than 200 regional and national supermarket chains and wholesalers throughout the United States. In conjunction with our own national sales force, we utilized over 50 independent food brokers and distributors to sell our products. Included in retail sales in 2001 are $551,000 of retail and wholesale club sales in Mexico.

    Effective September 1, 2000, as part of the Del Monte transaction, we entered into a long-term supply agreement pursuant to which we produce and sell to Del Monte, for the retail and wholesale club markets, chilled and canned citrus products. Average selling prices under the Del Monte supply agreement are significantly less than those previously charged to the national supermarket chains. This is the result of our elimination of substantially all our United States costs from future periods that were associated with sales and marketing, distribution, accounting functions, interest expense and headcount.

    Japanese sales. We export a line of frozen and pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, we maintain direct relationships with our industrial customers.

    Wholesale club sales. Prior to the Del Monte transaction, we sold our products directly to wholesale clubs throughout the United States. Presently, sales for the wholesale club channel are made to Del Monte pursuant to the long-term supply agreement.

    Food service sales. Our sales to fast food chains, restaurants, hospitals and other food service customers are made either directly to or through food service distributors by our food service sales force. We are represented by more than 10 food service brokers.

    Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilize independent food brokers to sell our products to industrial users in the United States.

    Distribution. We operate our own trucking fleet to transport finished packaged fruit products from our Mexican processing facilities to Del Monte's distribution center and other cold storage facilities in McAllen, Texas. Products exported to Europe and Japan are shipped directly from Mexico.

PROCUREMENT

    Currently, a substantial quantity of the fruit we process is purchased from third parties. However, our Mexico grapefruit growing operations supply a significant amount of our grapefruit requirements. In addition, we purchase grapefruit from growers in the Texas Rio Grande Valley for processing at our ICMOSA and IHMSA plants. Substantially all of the mangos, oranges and melons used in our operations are purchased from third-party growers throughout Mexico.

PROCESSING

    Upon arrival at our Mexico processing plants, fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, and balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing our IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged into plastic bags or trays. The ICMOSA plant is our primary plant and serves as the hub for our other two Mexican processing plants, which primarily produce semi-processed products. At our ICMOSA plant, products are labeled and packaged for final shipment.

JUICE AND OIL SEGMENT

JUICE DIVISION

     Recent Development. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, we decided in early 2002 to discontinue our juice division operations. Presently we are leasing these plants pursuant to short-term leases to two prospective buyers. Our Cd. Victoria processing facility is leased to the largest FCOJ producer in Mexico under a short-term lease that expires May 31, 2002, and our Poza Rica processing facility is leased under a short-term lease expiring June 15, 2002. Additionally, we are engaged in active discussions with several prospective buyers of these production assets; and, although no assurances can be given, we expect to complete a sale by the end of the 2002 third quarter.

     Processing Season. The citrus processing season in Mexico extended from September to mid July of the following year.

     Processing plants. During the 2000/2001 processing season, our juice division, operated two juice processing plants, which are located in the citrus growing region of Mexico close to the United States and the Mexican ports of Tampico and Veracruz. These plant locations offered cost-effective transportation and distribution. Collectively, the plants have the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. Our citrus concentrates and single strength citrus juices were sold directly to juice importers and distributors in North America, Europe and the Pacific Rim.

     During the 2000/2001 processing season, as outlined below, our juice division produced a diverse array of products under different arrangements as follows:

         Processing Contract. Our juice processing division has a long-term lemon processing contract with an affiliate of the Coca-Cola Company that expires in 2018. Under the terms of this contract, we are obligated to process between 12,000 and 300,000 metric tons of lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with the contemplated divestiture of our juice processing division's assets, we anticipate that the prospective buyer and Coca-Cola will have to reach a mutually satisfactory arrangement with respect to the lemon processing contract. Since the lemon processing season has very limited overlap with that of oranges and grapefruit, the lemon processing contract allows the Victoria plant to be utilized throughout the year. As such, although no assurances can be given, we anticipate that the prospective buyer of our juice processing assets and Coca-Cola should be able to reach a mutually satisfactory arrangement with respect to the lemon processing contract. The failure to reach such an arrangement could adversely impact our ability to divest our juice division assets.

         Season Contract Orders. Additionally, during the 2000/2001 processing season, our juice division received "season orders", primarily for FCOJ, which were placed for the duration of the season. A limited volume of single strength orange juice was also manufactured for these seasonal orders. At the season's onset, delivery schedule and prices were negotiated.

         Spot Market. In prior processing seasons, our juice division produced a significant amount of concentrate, primarily orange juice, based on annual sales estimates. As a result, our juice division had to invest significant working capital to build up the inventory during that processing season to sell in the future at market prices. As a result of our decision to divest our juice division assets, we anticipate that our present and future working capital requirements will substantially be reduced.

     Current Products. In prior years, our juice division marketed directly to major industrial users a full line of citrus juice products including citrus concentrates and single strength juices:

    Citrus concentrate. Our citrus juice concentrates were produced from oranges, grapefruits, tangerines, Persian limes and lemons. The product was squeezed, filtered and concentrated through evaporation and then packed in drums or shipped in tankers.

    Single strength juices. Our citrus juices were produced from oranges, which were pasteurized and shipped directly to the United States border in stainless steel containers for direct delivery to customers.

    Citrus oils. Our citrus oils were extracted from oranges, grapefruits, tangerines, lemons and Persian limes. These oils were primarily used by our customers in beverages, perfumes and other scented products.

    Cattle feed. As a by-product of the juice production, we produced cattle feed by dehydrating the citrus peel, which was sold to local farmers.

    Procurement. During the 2000/2001 processing season, we purchased citrus products from growers throughout Mexico. Most of our orange supply was procured from local suppliers under various arrangements, including pre-harvest contracts, operating agreements, individual fixed price contracts to purchase a grower's entire production, and cash on delivery. The principal fruit supply areas were in the following states: San Luis Potosi (flat and mountain region), Veracruz (flat and hill region) and Tamaulipas (central and south state region). The State of Veracruz, located along the east coast of Mexico, is Mexico's largest orange producing region.

    We believe that the geographic diversification provided from our citrus sourcing reduced our juice division's risk of supply, as states such as Veracruz, historically, have very low risk of damage by frost or hurricane and allowed our juice division to enjoy an extended harvesting season of up to 10 months. Normally, the harvesting season commenced in September with the processing of Italian lemons until November when the processing of grapefruit, tangerines, Persian limes and oranges began and continued until the end of the regular season in May (8 months). Because, in prior seasons, our juice division's access to fruit from the North of Veracruz and San Luis Potosi, our harvesting season generally lasted two additional months. Our Victoria plant processed fruit grown primarily in the northeastern region of Mexico. The fruit was transported by common carrier to our two Mexican plants.

         Processing. Our juice division's processing plants are substantially automated. Once the fruit arrived at the plant, it was unloaded onto rollers and temporarily stored in silos. When released to production, the fruit was then washed and inspected. Bruised and damaged fruit was removed by hand with the remaining fruit routed to rollers with short needles, which extracted the oil from the peel. Once the oil was removed, the fruit was sorted by size and sent to the slicing and squeezing machines. These machines sliced the fruit and squeezed the juice and pulp from the peel. The juice was then separated from the pulp and the water was extracted from the juice through evaporation. The juice concentrate and essence oils were then stored on site until shipped to the customers.

         Sales and Distribution. Most of our juice division's production was sold to industrial users and bottlers of juice products. Because Mexican juice has desirable taste and color properties, it was frequently used to enhance the flavor and color of the final product and was often used for blending with orange juice from other countries, particularly Brazil. Our juice division transported finished product in tankers or drums by common carrier to North American customers. Products to overseas customers were shipped in ocean freight containers.

AGRICULTURAL DEVELOPMENT PROJECTS DIVISION

    General. Our Agricultural Development Projects Division has acquired and developed, pursuant to a long-term supply contract, with The Coca-Cola Export Corporation, an affiliate of The Coca-Cola Company ("Coca-Cola"), approximately 2,572 hectares (6,353 acres) of lemon groves for the Lemon Project, all of which is the current planting. The planting program began in November 1996. During 2000 the first crops were harvested and processed, with commercial production now estimated in 2003.

    Strategy. Our key strategic objective is to bring the Lemon Project to commercial production by 2003. To achieve this objective, we have set the following as the primary elements of our operating strategy:

o Complete the project within our capital budget. To date, we have substantially completed the Lemon Project within our capital budget. Although no assurances can be given, we intend to continue strict cost control to complete the Lemon Project within budget and bring it to commercial production.

o Manage agricultural risk. Through geographical diversification, staggered planting, preventive maintenance including fumigation and fertilization and a highly developed technical staff we intend to reduce the agricultural risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - "We are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit."

    Lemon Project. As of December 31, 2001, we have acquired 2,862 hectares (7,071 acres) for the Lemon Project. This land is situated in the northern states of Tamaulipas and San Luis Potosi. We have prepared and planted 2,572 hectares (6,353 acres), consisting of 2 separate groves with different maturity profiles. The non-planted land of 290 hectares (718 acres) represents land held in reserve and access roads into the groves. During 2001, we sold two of our smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres) as part of the sale of our Hacienda back to its original owners for $2.5 million in cash. The remaining lemon groves are as follows:

                                                                                               PROPERTY
NAME                          LOCATION             HECTARES       ACREAGE       CROP           INTEREST
----                          ----------           --------       -------       ----           --------
                            Gomez Farias,
                            Tamaulipas,
El Cielo Grove ...........  Mexico                     716           1,769     Italian lemons    Owned

                            Cd. Valles,
                            San Luis Potosi,
Flor De Maria Grove.......  Mexico                   2,146           5,302     Italian lemons    Owned
                                                   -------        --------
                                TOTAL                2,862           7,071
                                                   =======        ========

    Pursuant to the terms of the amended long-term supply contract, an affiliate of the Coca-Cola Company provided us, free of charge, 765,000 lemon seedlings that we used for planting approximately 6,047 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided the balance of the remaining trees as well as acting as a source of replanting for damaged trees.

    We estimate that our lemon trees will start producing lemons in commercially viable quantities when they reach four to five years in age. Although no assurances can be given that our estimates will be met, we estimate our current planting profile and estimated yields from the project to be as follows:

                                                                                ANNUAL AVERAGE ESTIMATED
                                                                                        YIELD PER
             CURRENT LAND PROFILE                                                      METRIC TON


                                                                            TREE
   LAND STATUS                  HECTARES(A)        ACRES                    AGE      HECTARE(B)      ACRE(B)
   -----------                  -----------      ---------                  ---      ----------     ---------

   Age of planted trees -
           Recently planted         150                371                   1        0.0 (C)        0.0(C)
           1 year                   202                499                   2        0.0 (C)        0.0(C)
           2 year                   277                684                   3        0.8 (C)        0.3(C)
           3 year                   313                773                   4        7.5            3.0
           4 year                 1,100              2,717                   5       13.5            5.5
           5 year                   530              1,309                   6       18.8            7.6
                                -------           --------                   7       25.6           10.4
           Total land planted     2,572              6,353                  8-13     35.0           14.2
   Land held in reserve(D)          290                718
                                -------           --------                 14-20     43.0           17.4
   Total gross land acquired      2,862              7,071
                                =======           ========

     (A) One hectare equals approximately 2.47 acres.

     (B) One hectare consists, on the average, of 313 lemon trees (127 per acre).

     (C) In most cases, during the first two to three years of the tree growth, the yield is not sufficient to justify harvesting costs.

     (D) Includes access roads into the groves and land held for future use.

     During 2001, we sold our two smaller groves (Laborcitas - 240 acres; and Paraiso - 339 acres), which were more mature but geographically situated apart from the remaining groves. The remaining groves, comprising two to five year old trees, are expected to start yielding significant levels in one to three years. During the 2001 season, our groves, adjusted for the groves sold, yielded approximately 3,800 metric tons of Italian lemons.

     The supply contract defines a series of prices based on the oil content of the fruit. The supply contract stipulates certain minimum oil content. Presently, although no assurances can be given, we have no reason to believe those minimum oil contents should not be ascertainable. Additionally, the supply contract stipulates a price that increases with U.S. inflation until 2007. During the 2001 season, the average price received was approximately $148 per metric ton.

EMPLOYEES

    As of March 1, 2002, we employed approximately 1,675 employees in our packaged fruit operations and approximately 235, most of which are in the agricultural sector, in our juice and oil operations, all of which were located in Mexico. In Mexico labor relations are governed by separate collective labor agreements between the employers and the unions representing the particular group of employees. Most of our employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while additional benefits are negotiated every two years. Termination payments are charged to operations in the year in which the decision to dismiss an employee is made. All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, statutory profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not had to pay any statutory profit sharing. Our corporate office is located in Bartonville, Texas and consists of 4 full time employees.

ITEM 2. PROPERTIES.

GROWING OPERATIONS

    To ensure the availability of the highest quality raw materials, we continue to focus on owning, and/or operating our own citrus groves in Mexico. We believe that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost-effective manner. Presently, a large portion of our raw materials are provided by growers under various arrangements, including operating agreements and individual fixed price contracts. The following table sets forth our various agricultural groves:

                                                                                            PROPERTY
  NAME                          LOCATION                 ACREAGE       CROP                 INTEREST
  ----                          --------                ---------     ------               ----------

  PACKAGED FRUIT GROVES
  Loma Bonita Grove...........  Loma Bonita,
                                Oaxaca, Mexico          190 acres      White grapefruit      Leased

  Las Varas Grove.............  Loma Bonita, Oaxaca,                   Pink grapefruit
                                Mexico                  642 acres      and pineapple         Leased

  Villa Azueta I Grove (1)....  Villa Azueta,
                                Veracruz, Mexico        84 acres       Pineapple             Leased

  Villa Azueta II Grove.......  Villa Azueta,
                                Veracruz, Mexico        610 acres      Pineapple             Owned

  Azteca Grove (2)............  Montemorelos, Nuevo                    White and Rio Red
                                Leon, Mexico            144 acres      Grapefruit            Leased

  Las Tunas Grove.............  Isla,                                  White and pink
                                Veracruz, Mexico        120 acres      Grapefruit            Leased

  LEMON GROVES

  El Cielo Grove .............  Gomez Farias,
                                Tamaulipas, Mexico      1,769 acres    Italian lemons        Owned

  Flor De Maria Grove.........  Cd. Valles, San Luis
                                Potosi, Mexico          5,302 acres    Italian lemons        Owned

---------

(1) Villa Azueta is the southern headquarters of our agricultural operations. The agricultural headquarters is used for the development of pineapple seedlings, as well as other agricultural crops, and the packing of fresh pineapple. In 1995, we entered into a 10-year lease for this facility and have an option to purchase the facility for fair market value determined at the time such option is exercised.

(2) In 1994, ICMOSA entered into a 10-year operating agreement with the owners of this grove, which is located near the ICMOSA plant in Montemorelos. Pursuant to the agreement, ICMOSA operates the grove and purchases all the grapefruit at a formula price tied to the price of grapefruit purchased from unrelated third parties. The grove consists of approximately 13,000 grapefruit trees and incorporates advanced agricultural technology. Each tree has a watering and feeding system that can also be used as an anti-freeze system utilizing mist generated by three 500 horsepower boilers.

FACILITIES

    Our principal processing facilities are described below:

                                                                                   APPROXIMATE
                                                                                    NUMBER OF
                                                                    APPROXIMATE      EMPLOYEES
                                                                      SQUARE       (AS OF MARCH
NAME                            LOCATION                              FOOTAGE        1, 2002)      INTEREST
----                            --------                            -----------    -------------   --------

PACKAGED FRUIT OPERATIONS
ICMOSA Plant(1)..............   Montemorelos, Nuevo Leon, Mexico      80,000             780(5)    Owned
IHMSA Plant(2)...............   Montemorelos, Nuevo Leon, Mexico      40,000             505       Leased
Puebla Plant.................   Tlatlauquipec, Puebla, Mexico         50,000             390       Owned
Flavor Fresh Plant(3)........   Lawrence, Massachusetts               60,000              --       Leased

JUICE AND OIL OPERATIONS
Victoria Juice Plant(1)(4)...   Cd. Victoria, Tamaulipas, Mexico      65,700             225(6)    Owned
Veracruz Juice Plant(4)......   Poza Rica, Veracruz, Mexico           22,900              10       Owned

(1) This property is subject to individual mortgages with the real estate pledged as collateral.

(2) The agreement, pursuant to which this facility is leased, grants us the option to purchase the facility prior to the expiration of such agreement. We have exercised our purchase option and expect to finalize formal closing documents during the second quarter of our fiscal 2002 year. See Note 19 to consolidated financial statements for a further discussion.

(3)     This plant is idle and is being sub-leased.

(4) These plants are currently being leased under short-term leases and are currently offered for sale.

(5) Includes approximately 70 employees associated with the Company's pineapple operations.

(6) Includes approximately 170 employees associated with the Company's Lemon Project.

    Our other supporting facilities consist of our corporate headquarters where we lease approximately 13,000 square feet of office space in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport). As a result of the Del Monte transaction, this facility is listed with a realtor for subleasing.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time we are involved in litigation relating to claims arising from our operations in the normal course of business, the outcome of which is not expected to have a materially adverse affect on our result of operations or financial condition.

INTELLECTUAL PROPERTY RIGHTS

      In connection with the Del Monte transaction in 2000, we sold the worldwide rights to our Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands. Del Monte granted us a five-year royalty free license for the rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

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

                                                                  HIGH         LOW
                                                                 ------       -----

Year ended December 31, 2000:
    First Quarter.......................................          1.406       1.000
    Second Quarter......................................          1.156       0.625
    Third Quarter.......................................          1.375       0.531
    Fourth Quarter......................................          0.813       0.313
Year ended December 31, 2001:
    First Quarter.......................................          0.688       0.500
    Second Quarter......................................          0.670       0.370
    Third Quarter.......................................          0.580       0.380
    Fourth Quarter......................................          0.730       0.350

----------

    The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. Effective at the opening of business on March 15, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "UNMG.OB". Prior to March 15, 2001 our Common Stock was traded on the NASDAQ National Market under the symbol "UNMG". On March 28, 2002, the last reported sale price for our Common Stock was $0.40. As of March 28, 2002 there were approximately 100 shareholders of record of our Common Stock and approximately 1,500 beneficial shareholders.

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

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth, for the periods and at the dates indicated, our selected historical consolidated financial data. The selected historical consolidated financial data has been derived from the historical consolidated financial statements and in the case of the fiscal years ended December 31, 1999, 2000 and 2001, should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                                             YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                            1997          1998          1999          2000          2001
                                                         ----------    ----------    ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Net sales ............................................   $   65,427    $   72,311    $   66,223    $   45,191    $   34,216
Gross profit .........................................       13,404        16,148         7,630         1,038           836
Income (loss) from operations ........................       (5,605)        1,758        (9,167)      (12,330)       (8,207)
Operating results of certain operations disposed
of during 1999 (1):
   Operating income (loss) ...........................         (479)          122          (127)           --            --
   Loss on disposal of operations ....................           --            --        (1,517)           --            --
Extraordinary gain on forgiveness of debt ............          139            --            --            --         2,870
Net loss .............................................       (9,680)       (2,965)      (12,996)      (11,363)       (8,765)
Basic earnings (loss) per share:
  Loss before extraordinary gain .....................   $    (1.15)   $    (0.29)   $    (0.97)   $    (0.82)   $    (0.66)
  Extraordinary gain .................................         0.02            --            --            --          0.16
                                                         ----------    ----------    ----------    ----------    ----------
  Net loss ...........................................   $    (1.13)   $    (0.29)   $    (0.97)   $    (0.82)   $    (0.50)
                                                         ==========    ==========    ==========    ==========    ==========
Diluted earnings (loss) per share:
  Loss before extraordinary gain .....................   $    (1.15)   $    (0.29)   $    (0.97)   $    (0.82)   $    (0.66)
  Extraordinary gain .................................         0.02            --            --            --          0.16
                                                         ----------    ----------    ----------    ----------    ----------
  Net loss ...........................................   $    (1.13)   $    (0.29)   $    (0.97)   $    (0.82)   $    (0.50)
                                                         ==========    ==========    ==========    ==========    ==========
Shares used in per share calculations:
    Basic ............................................        8,590        10,131        13,462        13,938        17,618
    Diluted ..........................................        8,590        10,131        13,462        13,938        17,618

Total assets .........................................   $   94,616    $   93,513    $   82,352    $   63,202    $   50,412
Short-term debt ......................................       33,107        22,417        22,449        15,984         7,680
Long-term debt .......................................        8,626         7,833         6,207         5,005         6,851
Total debt ...........................................       41,733        30,250        28,656        20,989        14,531
Shareholders' equity .................................       38,252        48,712        40,691        29,328        25,539

(1) Included are the operating results of Simply Fresh and Deli-Bon, which were disposed of during 1999, which is fully discussed in Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, the "Selected Financial Data" and the "Risk Factors" included in this Item 7.

CONVERSION TO U.S. GAAP

    We conduct substantially all of our operations through our wholly-owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Cd. Victoria, Tamaulipas, Mexico, whose principal activities were the operation of two citrus juice and oil processing plants, as well as managing the Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Flavorfresh Limited maintains its accounting records in British pounds sterling and in accordance with United Kingdom generally accepted accounting principles and is subject to United Kingdom income tax laws. Our subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data, after reflecting the disposition of certain operations disposed of during 1999, expressed as a percentage of net sales for the periods indicated:

                                                                      YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   1999           2000           2001
                                                               ----------     ----------     ----------
Net sales ..................................................        100.0%         100.0%         100.0%
Cost of products sold ......................................         88.5           97.7           97.6
                                                               ----------     ----------     ----------
Gross profit ...............................................         11.5            2.3            2.4
Selling, general and administrative expenses ...............         25.4           29.6           16.9
Impairment of long-lived assets ............................           --             --            9.5
                                                               ----------     ----------     ----------

Loss from operations .......................................        (13.9)         (27.3)         (24.0)
Other income (expense):
  Interest expense .........................................         (4.5)          (6.0)          (2.7)
  Interest income ..........................................          0.5            1.8            0.4
  Other expense ............................................           --             --           (2.7)
  Gain on sale of Sunfresh(R)brand and
       related assets ......................................           --            6.9             --
  Nonrecurring gain from VAT refund ........................           --            3.7             --
  Provision for losses on abandonment
       of leased facility ..................................           --           (5.5)            --
  Foreign currency translation loss ........................         (1.4)          (1.0)          (1.5)
                                                               ----------     ----------     ----------
Loss before disposal of certain operations and income
  taxes ....................................................        (19.3)         (27.4)         (30.5)
Operating results of certain operations disposed of
  during 1999:
        Operating loss .....................................         (0.2)            --             --
        Loss on disposal of operations .....................         (2.3)            --             --
                                                               ----------     ----------     ----------

Loss before extraordinary gain and income taxes ............        (21.8)         (27.4)         (30.5)
Income tax expense (benefit) ...............................         (2.2)          (2.3)           3.5
                                                               ----------     ----------     ----------

Loss before extraordinary gain .............................        (19.6)         (25.1)         (34.0)
Extraordinary gain on forgiveness of debt ..................           --             --            8.4
                                                               ----------     ----------     ----------
Net loss ...................................................        (19.6)%        (25.1)%        (25.6)%
                                                               ==========     ==========     ==========

Years Ended December 31, 2000 and 2001

    Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales decreased 17.2% from $32.6 million in 2000 to $27.0 million in 2001. This sales decrease was primarily caused by a combined decrease in retail, Del Monte and wholesale club sales of 30.5% from $23.6 million in 2000 to $16.4 million in 2001, a 23.2% decrease in food service and industrial sales from $4.3 million in 2000 to $3.3 million in 2001 and an increase in sales to Japan of 55.3% from $4.7 million in 2000 to $7.3 million in 2001. Retail sales in 2001 consisted primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially all of our Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are substantially lower than those previously charged to the national supermarket chains. The Del Monte transaction also allowed us to retain the rights to our foodservice and Japanese sales and we were also granted a royalty free long-term license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. The decrease in our food service sales in the 2001 period was impacted by our decision in 2000 to reduce product line and product offerings and a decrease in our sales of industrial products. The increase in our sales to Japan was caused by increased demand in 2001 from the Japanese trading companies that purchase our citrus products compared to the prior year period.

    Citrus juice and oil sales decreased by 42.9% from $12.6 million in 2000 to $7.2 million in 2001. This decrease was caused by a continuation of unfavorable worldwide market prices of FCOJ in 2001 compared to 2000, which resulted in reduced average selling prices. As a result, GISE processed and sold significantly lower volumes of frozen concentrate in 2001 as compared to 2000. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, we decided in early 2002 to discontinue our juice processing operations. Presently we are leasing these plants pursuant to short-term leases to two prospective buyers. One plant is being leased to the largest FCOJ producer in Mexico under a short-term lease that expires May 31, 2002. The other facility is being leased under a short-term lease expiring June 15, 2002. Additionally, we are engaging in active discussions with several prospective buyers of these production assets; and, although no assurances can be given, we expect to complete a sale by the end of the 2002 third quarter.

    As a result of the foregoing, net sales decreased 24.3% from $45.2 million in 2000 to $34.2 million in 2001 due to decreases in both packaged fruit and juice and oil sales.

     Gross profit on packaged fruit sales decreased from 6.9% in 2000 to 2.4% in 2001. Our 2001 gross margin was adversely impacted by the lower gross margin associated with the Del Monte sales because such sales were at wholesale price levels as compared with direct sales in the retail channel, at higher prices, during 2000, and by continued agricultural difficulties associated with our pineapple growing operations. In addition, since substantially all of our sales are in U.S. dollars and our operating and manufacturing costs are peso-based, the continuing strengthening of the Mexican peso relative to the U.S. dollar in 2001 adversely impacted our gross margins.

     Citrus juice and oil gross profit increased from (9.5)% in 2000 to 2.8% in 2001. The significant improvement in 2001 is primarily a function of aggressive cost cutting and improvements in our product mix. These improvement, however, were partially offset by significantly reduced sales volume and lower production levels.

    As a result of the foregoing, gross profit as a percentage of net sales increased slightly from 2.3% in 2000 to 2.4% in 2001. In addition, substantially all of our Mexican subsidiaries operating and manufacturing costs are peso-based. These peso-based costs include labor, energy and utilities and raw materials. Generally, these costs increase in relation to the Mexican inflation rate, which for 2001 have been approximately 4.5%. In addition, over the past 24 months, the Mexican peso has strengthened against the U.S. dollar. Since our sales to Del Monte and our Japanese customers are based in U.S. dollars, the increases in our manufacturing costs resulting from Mexican inflation and the strengthening of the Mexican peso have negatively impacted our gross margins.

    Selling, general and administrative expenses ("SG&A") decreased from $13.4 million in 2000 to $5.8 million in 2001, or 56.7%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States food service and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

    Impairment of long-lived assets of $3.2 million in 2001 resulted from our decision to discontinue our juice processing line of business in our juice and oil business segment. As a result, we recorded a non-cash charge associated with the write-down to estimated realizable value of certain long-lived assets of this division, which consisted of a $2.9 million write-down of property, plant and equipment and a $300,000 write-down of goodwill. We have reclassified these assets, which have a remaining carrying value of $5.4 million, to current assets in our December 31, 2001 consolidated balance sheets.

    Interest expense decreased by 65.1%, or $1.8 million, from $2.7 million in 2000 to $942,000 in 2001. This decrease was primarily the result of interest expense reductions resulting from us repaying approximately $10.5 million of short and long-term debt with the net proceeds from the Del Monte transaction in 2000, a reduction of over $2.2 million repayment of long-term debt with the proceeds from the sale of our Hacienda and two small lemon groves in December 2001, reduced interest rates primarily associated with the FOCIR loan, the elimination of interest expense associated the settlement of debt with a Mexican bank and the capitalization of interest costs associated with our Lemon Project. As of December 31, 2001 our total outstanding debt was $14.5 million compared to $22.0 million at December 31, 2000.

    Interest income decreased from $802,000 in 2000 to $151,000 in 2001 and was caused primarily from the decrease in our cash balances available for investing and lower interest rates.

    Other expense of $922,000 in 2001 consists primarily of losses associated with the disposal of property, plant and equipment at our Mexican subsidiaries, GISE and ICMOSA, which we believe was not essential to our future growth. In December 2001, we sold our Hacienda and two of the smaller lemon groves for $2.5 million in cash and used the proceeds to retire debt and accrued interest. The Hacienda and one of the groves were part of the initial purchase of GISE in 1996. We also vacated two of the leased plants used in our packaged fruit segment, resulting in the write-off of non-sellable building improvements and machinery used at those facilities of approximately $625,000.

    Gain on sale of Sunfresh(R) brand and related assets of $3.1 million in 2000 represents the gain realized on the August 31, 2000 sale of our Sunfresh(R) brand to Del Monte. See Note 4 to the consolidated financial statements for further discussion of this transaction.

    Nonrecurring gain from VAT refund of $1.7 million in 2000 represents a value added tax refund received by one of our Mexican subsidiaries. See Note 4 to the consolidated financial statements for further discussion of this refund.

    Provision for losses on abandonment of leased facility of $2.5 million in 2000 represents a non-cash loss associated with the write-off of a non-refundable deposit and the recording of a cancellation fee in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

    Foreign currency translation losses, which result from the conversion of our foreign subsidiaries financial statements to U.S. GAAP, increased slightly from a loss of $452,000 in 2000 to a loss of $505,000 in 2001.

    Income tax expense (benefit) of $(1.0) million and $1.2 million were recorded in 2000 and 2001, respectively, on losses before income taxes of $12.4 million in 2000 and $10.4 million in 2001. These changes are due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and in accordance with U.S. GAAP) on the one hand and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws on the other hand. Further, asset tax payments of $582,000 and the reversal of deferred income taxes of $1.1 million associated with the write-down of GISE's long-lived assets during 2001 impact income tax expense. In addition, in accordance with U.S. GAAP, valuation allowances, which have been provided for net operating losses generated in Mexico and in the U.S., are reviewed periodically by management for reasonableness. As a result of this review, these valuation allowances were increased based on expiration dates of our net operating loss and asset tax credit carryforwards in Mexico.

     Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in 2001 represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million. See Note 5 to the consolidated financial statements for a further discussion of this gain.

   As a result of the foregoing, we reported net losses of $11.4 million in 2000 and $8.8 million in 2001.

Years Ended December 31, 1999 and 2000

    Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales decreased 39.8% from $54.1 million in 1999 to $32.6 million in 2000. This sales decrease was primarily caused by a combined decrease in retail, Del Monte and wholesale club sales of 29.1% from $33.2 million in 1999 to $23.6 million in 2000, a 61.5% decrease in food service and industrial sales from $11.2 million in 1999 to $4.3 million in 2000, a decrease in sales to Japan of 51.3% from $9.6 million in 1999 to $4.7 million in 2000. Retail, Del Monte and wholesale club sales decreases were primarily impacted by reduced product line and product offerings as part of our previously announced cost cutting efforts in the second half of 1999, the discontinuation of certain products by several wholesale club customers in 2000 and as a result of the Del Monte transaction. The Del Monte transaction included the sale of substantially all of the Sunfresh(R) brand on hand inventory, which are not included in net sales. As part of the transaction, we entered into a long-term supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at existing facilities in Mexico. Average selling prices under the Del Monte supply agreement are significantly less than those previously charged to the national supermarket chains. This is the result of our elimination of substantially all our United States costs from future periods that were associated with sales and marketing, distribution, accounting functions, interest expense and headcount. As a result of the Del Monte transaction, which included approximately $5.0 million of on hand inventories, sales under the supply agreement during 2000 were $4.4 million. In connection with the supply agreement, Del Monte committed to purchase minimum quantities during the agreements first year, which amounted to approximately $14.6 million. The decrease in sales to Japan was caused primarily by reduced demand for these products in 2000 compared to the same period in 1999. In the fourth quarter of 2000, we received purchase commitments from our Japanese customers for the twelve months ending September 30, 2001 that are expected to be approximately $9.0 million. During September 2000, we started distributing our retail line of chilled citrus products into several major national food retailers in Mexico. Food service and industrial sales decreases were impacted by reduced product line and product offerings in 2000.

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

    Gain on sale of Sunfresh(R) brand and related assets of $3.1 million in 2000 represents the gain realized on the August 31, 2000 sale of our Sunfresh(R) brand to Del Monte. See Note 4 to the consolidated financial statements for further discussion of this sale.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001 and 2000, our cash and cash equivalents totaled $1.1 million. During 2001, our operating activities generated cash of $1.3 million primarily from reductions in our year-end 2000 receivables and inventories and the non-cash charges associated with impairment loss and the loss on sale or write-off of property, plant and equipment, offset by our extraordinary gain from the forgiveness of debt. Capital expenditures were $3.2 million in 2001. Our financing activities generated net proceeds of $5.0 million from our rights offering that expired in June 2001 and we decreased our debt, after the extraordinary gain from the debt settlement with a Mexican bank in June 2001, by $5.2 million. In addition, we reduced our total outstanding debt by 34.1%, or $7.5 million, from $22.0 at December 31, 2000 to $ 14.5 million at December 31, 2001.

    During 2001 we sold two of our smaller lemon groves and our Hacienda back to the original owners for $2.5 million in cash. We used the net proceeds to retire outstanding bank debt.

     As of December 31, 2001, we owed $1.9 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement that expired on January 2, 2002. Although we are currently negotiating repayment schedules with Rabobank Nederland, to date, Rabobank Nederland has not agreed to extend or restructure our loan and has not pursued legal remedies under the security and guarantee agreements. If Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate our Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. As of March 25, 2002, the outstanding balance has been reduced to approximately $1.7 million. We anticipate using part of the future proceeds from a potential sale of our juice division processing assets currently offered for sale to repay any remaining amounts outstanding.

    In recent years, we have relied upon bank financing, principally short term, to finance our working capital and certain of our capital expenditure needs. Presently, we are in active discussions with several financial institutions to replace existing working capital facilities and to establish a working capital debt facility for the Lemon Project. Our failure to obtain additional financing beyond current levels to meet our working capital and capital expenditure requirements could have a material adverse effect on us and our ability to continue as a going concern.

     In prior years, our juice division had to invest significant working capital to build up its inventory during that processing season to sell in the future at market prices. As a result of the juice division's decision not to produce during the 2000/2001 processing season, we expect to use less working capital in the future.

    Our audited consolidated financial statements include a "going concern" explanatory paragraph (see Note 2 to our consolidated financial statements) which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures. We began to address our "going concern" issue and the underlying liquidity problem through the Del Monte transaction during 2000 and a fundamental change in our business strategy. We have also decided to discontinue the juice division of our juice and oil segment and have offered for sale all of its property, plant and equipment. To finance our current working capital requirements and our current and future expenditures, we will need to issue additional equity securities and or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

    In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons (the "Lemon Project"). This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract required Coca-Cola to purchase all the production from the project. As a result of amendments to the Supply Contract during 2001, the Lemon Project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000 (enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered by Coca-Cola. As a result of the amendments to the Supply Contract, substantially all of the development costs have been incurred. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). Although these were mature groves, they were geographically situated apart from the remaining groves. The status of the Lemon Project as of December 31, 2001, adjusted to reflect the Coca-Cola amendments and the groves sold, is as follows:


                                                                 HECTARES                ACRES
                                                                 --------                -----
         Land (net) -
             Acquired                                              2,862                 7,071
             Prepared and planted                                  2,572                 6,353
               Land held in reserve and access roads                 290                   718

         Expenditures -
             Total projected expenditures                      $18.0 million
             Incurred since inception                           16.7 million
             Projected for year 2002                             1.3 million

     The planting program began in November 1996 with the first harvests in late 2000. Following is a summary of the first two years harvests, net of divestitures:


                                    2000                    2001
                                    ----                    ----
           Metric tons                  96                    3,800
           Billed revenue         $ 13,000                 $560,000

     Until the groves reach commercial production, all revenues from the harvest are offset against the Lemon Project costs, which have been capitalized. Commercial production is scheduled for 2003. Once commercial production begins, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

      Our cash requirements for the remainder of 2002 and beyond will depend primarily upon the level of our sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, we are in discussions with other financial institutions regarding further extending or replacing our existing debt facilities. Although no assurances can be given, we believe we will be able to obtain such debt facilities on acceptable terms. The failure to obtain such debt facilities could have a material adverse effect on results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This pronouncement requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 is not expected to have a material impact on our financial reporting and related disclosures.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses how intangible assets that are acquired individually or with a group of other assets (including those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. This pronouncement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a significant impact on our consolidated financial or results of operations.

    In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations" which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are still assessing the potential impact of SFAS No. 143 on our consolidated results of operations and financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 is effective for periods beginning after December 15, 2001. We will adopt SFAS 144 beginning in the first quarter of our fiscal year ending December 31, 2002.

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

      We began to address the "going concern" issue and the underlying liquidity problem through the Del Monte transaction, the rights offering, the discontinuance of our juice division in our juice and oil business segment and a fundamental change in our business strategy. To finance current and future expenditures, we will need to issue additional equity securities and/or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE FEDERAL BANKRUPTCY CODE IF RABOBANK NEDERLAND EXERCISES ITS LEGAL RIGHTS AND REMEDIES.

     As of December 31, 2001, we owed $1.9 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement that expired on January 2, 2002. Under the expired loan agreement, Rabobank Nederland has available to it certain rights and remedies to collect the outstanding balance, including the foreclosure of certain assets and outstanding stock certificates in our Mexican subsidiaries, that were previously pledged under the loan agreement. Although we are currently negotiating repayment schedules with Rabobank Nederland, to date, Rabobank Nederland has not agreed to extend or restructure our loan and has not pursued legal remedies under the security and guarantee agreements. If Rabobank Nederland were to exercise its rights and remedies, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate our Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code.

     As of March 25, 2002, the outstanding balance has been reduced to approximately $1.7 million. We anticipate using part of the future proceeds from a potential sale of our juice division assets currently offered for sale to repay any remaining amounts outstanding.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

    We have sustained net losses in 1997, 1998, 1999, 2000 and 2001. As of December 31, 2001 our accumulated deficit was $43.3 million. For the year ended December 31, 2001, we had a net loss of $8.8 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last five years, there can be no assurance that we will achieve a profitable level of operations in fiscal 2002 or, if profitability is achieved that it can be sustained.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and the entering into a long-term supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, they represented 46.4% of our 2001 net sales. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the long-term supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse affect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our results of operations and financial condition.

WE ARE SUBJECT TO RISKS ASSOCIATED IN IMPLEMENTATION OF OUR BUSINESS STRATEGY.

     We are subject to our ability to implement our business strategy and improve our operating results, which will depend in part on our ability to realize significant cost savings associated with our supply agreement with Del Monte through operating efficiencies, achieve additional sales penetration for products sold into foreign markets and develop new products and customers in our packaged fruit segment. No assurance can be given that we will be able to achieve such goals or that, in implementing cost saving measures, it will not impair our ability to respond rapidly or efficiently to changes in the competitive environment. In such circumstances, our results of operations and financial condition could be materially adversely affected.

ADDITIONAL FINANCING MAY BE REQUIRED TO ACHIEVE OUR GROWTH.

      If we do not achieve or maintain significant revenues or profitability or have not accurately predicted our cash needs, or if we decide to change our business plans, we may need to raise additional funds in the future. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that such funds, if raised, will be sufficient to permit us to manufacture and distribute our products. If we raise additional funds by issuing equity securities, shareholders may experience dilution in their ownership interest. If we raise additional funds by issuing debt securities, we may incur significant interest expense and become subject to covenants that could limit our ability to operate and fund our business. Further, we may be forced to sell certain of our assets, which may be sold at a loss. If additional funds are not available when required, we may be unable to effectively realize our current plans.

                    RISKS RELATING TO OUR MEXICAN OPERATIONS

WE ARE SUBJECT TO THE RISK OF FLUCTUATING FOREIGN CURRENCY EXCHANGE RATES AND INFLATION.

      We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of Mexican subsidiaries net deferred tax assets or net deferred tax liabilities. Since these assets and liabilities are peso denominated, a falling peso results in a translation loss to the extent there are net deferred tax assets or a translation gain to the extent there are net deferred tax liabilities. Pricing associated with the long-term supply agreement entered into with Del Monte is in U.S. dollars. Our exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheets accounts, and the existing economic uncertainty and future economic conditions in the international marketplace.

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

WE ARE DEPENDENT UPON FRUIT GROWING CONDITIONS, ACCESS TO WATER AND AVAILABILITY AND PRICE OF FRESH FRUIT.

     We grow grapefruit and pineapples used in our packaged fruit operations and grow Italian lemons pursuant to the terms of a long-term supply contract with an affiliate of Coca-Cola. Severe weather conditions, lack of water and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of one or more of our products and could significantly impact the development of the Lemon Project. A substantial amount of our growing operations are irrigated and a lack of water has not had a material adverse effect on our growing operations for many years. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on results of operations and financial conditions. In addition, we also source a substantial amount of our raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of our raw materials or otherwise adversely affect our operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If we are unable to pass along the increased raw material costs, the financial condition and results of operations could be materially adversely affected.

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

WE ARE SUBJECT TO STATUTORY EMPLOYEE PROFIT SHARING IN MEXICO.

    All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not had to pay any profit sharing. Statutory employee profit sharing expense, when paid, is reflected in our cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Our net losses on a consolidated basis as shown in the consolidated financial statements is not a meaningful indication of taxable income of our subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

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

WE ARE SUBJECT TO GOVERNMENTAL LAWS THAT RELATE TO OWNERSHIP OF RURAL LANDS IN MEXICO.

     We own or lease, on a long-term basis, approximately 7,000 acres of rural land in Mexico, which is used for production of the Lemon Project. Historically, the ownership of rural land in Mexico has been subject to governmental regulations, which in some cases could lead to the owner being unable to sell his land to companies putting together significant land concentrations. Although we have not experienced any major legal disputes in obtaining the land for the Lemon Project, there can be no assurance that we will be able to obtain large blocks of land for future growing projects without incurring government resistance.

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

WE FACE STRONG COMPETITION.

     We operate in a highly competitive market. The food industry, including the markets in which we compete, is highly competitive with respect to price and quality, including taste, texture, healthfulness and nutritional value. We face direct competition from citrus processors with respect to our existing product lines and face potential competition from numerous, well established competitors possessing substantially greater financial, marketing, personnel and other resources than we do. In recent years, numerous companies have introduced products positioned to capitalize on growing consumer preference for fresh fruit products. It can be expected that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)



                                                                                                                  Estimated
                                                                                              There-              Fair Value
                                   2002        2003       2004         2005        2006       after       Total    12/31/01
                                 --------    --------    --------    --------    --------    --------   --------  ----------
Long-term debt, including
   current portion
     Fixed rate ..............   $    642    $     27    $     12    $     --    $     --    $     --   $    681   $    681
     Average interest rate ...       18.0%        6.9%        6.9%

     Variable rate ...........   $  1,602    $    750    $    750    $    375    $     --    $  4,936   $  8,413   $  8,413
     Average interest rate ...        7.5%        7.3%        7.3%        7.3%                    8.6%

    At December 31, 2001, U.S. dollar denominated long-term debt amounted to $3.5 million as compared to Mexican peso denominated long-term debt of $5.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----

    Report of Independent Auditors...............................................................      31

    Consolidated Balance Sheets as of December 31, 2000 and 2001.................................      32


    Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 2000 and 2001.........................................................      33

    Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 1999, 2000 and 2001.........................................................      34

    Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 2000 and 2001.........................................................      35

    Notes to Consolidated Financial Statements...................................................      36

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

    We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has minimal working capital and bank debt in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     Mancera, S.C.
                                                     Member Practice of
                                                     Ernst & Young Global
Mexico City, Mexico
March 21, 2002

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                             2000          2001
                                                                         ----------    ----------
                                            ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $    1,075    $    1,135
  Accounts receivable - trade, net of allowance of $ 1,568 in
     2000 and $1,317 in 2001 .........................................        5,383         2,311
  Accounts receivable - other ........................................          369           219
  Notes receivable ...................................................          267           340
  Income and value added taxes receivable ............................        1,033           537
  Inventories ........................................................       10,494         7,560
  Prepaid expenses ...................................................          343           239
  Property held for sale .............................................           --         5,372
                                                                         ----------    ----------

          Total current assets .......................................       18,964        17,713
Property, plant and equipment, net ...................................       38,778        27,459
Goodwill, net ........................................................        2,877         2,516
Deposit on plant facility ............................................        1,595         2,262
Notes receivable, less current portion ...............................          600           259
Other assets .........................................................          388           203
                                                                         ----------    ----------
          Total assets ...............................................   $   63,202    $   50,412
                                                                         ==========    ==========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..............................................   $   11,658    $    5,437
  Current portion of long-term debt ..................................        5,326         2,243
  Accounts payable - trade ...........................................        4,175         3,845
  Accrued liabilities ................................................        6,544         4,767
                                                                         ----------    ----------
          Total current liabilities ..................................       27,703        16,292
Long-term debt, less current portion .................................        5,005         6,851
Deferred Mexican statutory profit sharing and income taxes ...........        1,166         1,730
Commitments
Shareholders' equity:
  Common stock, $0.01 par value:
     Authorized shares -- 20,000,000 in 2000
        and 40,000,000 in 2001
     Issued and outstanding shares - 13,938,326 in 2000
        and 21,044,828 in 2001 .......................................          139           210
  Additional paid-in capital .........................................       63,766        68,671
  Accumulated deficit ................................................      (34,577)      (43,342)
                                                                         ----------    ----------
          Total shareholders' equity .................................       29,328        25,539
                                                                         ----------    ----------
          Total liabilities and shareholders' equity .................   $   63,202    $   50,412
                                                                         ==========    ==========


                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                            YEARS ENDED DECEMBER 31,
                                                                        1999         2000         2001
                                                                     ----------    ----------    ----------

Net sales ........................................................   $   66,223    $   45,191    $   34,216
Cost of products sold ............................................       58,593        44,153        33,380
                                                                     ----------    ----------    ----------
Gross profit .....................................................        7,630         1,038           836
Selling, general and administrative expenses .....................       16,797        13,368         5,798
Impairment of long-lived assets ..................................           --            --         3,245
                                                                     ----------    ----------    ----------

Loss from operations .............................................       (9,167)      (12,330)       (8,207)
Other income (expense):
  Interest expense ...............................................       (3,013)       (2,714)         (942)
  Interest income ................................................          309           802           151
  Other expense ..................................................           --            --          (922)
  Gain on sale of Sunfresh(R) brand and
    related assets ...............................................           --         3,089            --
  Nonrecurring gain from VAT refund ..............................           --         1,685            --
  Provision for losses on abandonment
    of leased facility ...........................................           --        (2,490)           --
  Foreign currency translation loss ..............................         (946)         (452)         (505)
                                                                     ----------    ----------    ----------
                                                                         (3,650)          (80)       (2,218)
                                                                     ----------    ----------    ----------
Loss before disposal of certain operations,
  extraordinary gain and income taxes ............................      (12,817)      (12,410)      (10,425)

Operating results of certain operations disposed of during 1999:
       Net sales .................................................       13,658            --            --
       Costs and expenses ........................................      (13,785)           --            --
                                                                     ----------    ----------    ----------
       Operating loss ............................................         (127)           --            --
  Loss on disposal of certain operations .........................       (1,517)           --            --
                                                                     ----------    ----------    ----------
                                                                         (1,644)           --            --
                                                                     ----------    ----------    ----------

Loss before extraordinary gain and income taxes ..................      (14,461)      (12,410)      (10,425)
Income tax expense (benefit) .....................................       (1,465)       (1,047)        1,210
                                                                     ----------    ----------    ----------
Loss before extraordinary gain ...................................      (12,996)      (11,363)      (11,635)
Extraordinary gain on forgiveness of debt ........................           --            --         2,870
                                                                     ----------    ----------    ----------
Net loss .........................................................   $  (12,996)   $  (11,363)   $   (8,765)
                                                                     ==========    ==========    ==========

Basic and diluted income (loss) per share:
 Loss before extraordinary gain ..................................   $    (0.97)   $    (0.82)   $    (0.66)
 Extraordinary gain on forgiveness of debt .......................           --            --           .16
                                                                     ----------    ----------    ----------
 Net loss per share ..............................................   $    (0.97)   $    (0.82)   $    (0.50)
                                                                     ==========    ==========    ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                   ADDITIONAL
                                                                     COMMON         PAID-IN       ACCUMULATED
                                                        SHARES        STOCK          CAPITAL         DEFICIT         TOTAL
                                                     ------------   ------------   ------------   ------------    ------------

     Balance at December 31, 1998 ................     11,938,326   $        119   $     58,811   $    (10,218)   $     48,712
       Shares issued for cash in a private
        offering, net of offering expenses .......      2,000,000             20          4,955             --           4,975
       Net loss ..................................             --             --             --        (12,996)        (12,996)
                                                     ------------   ------------   ------------   ------------    ------------
     Balance as of December 31, 1999 .............     13,938,326            139         63,766        (23,214)         40,691
       Net loss ..................................             --             --             --        (11,363)        (11,363)
                                                     ------------   ------------   ------------   ------------    ------------
     Balance as of December 31, 2000 .............     13,938,326            139         63,766        (34,577)         29,328
       Shares issued for cash in public rights
        offering, net of offering expenses .......      7,106,502             71          4,905             --           4,976
       Net loss ..................................             --             --             --         (8,765)         (8,765)
                                                     ------------   ------------   ------------   ------------    ------------
    Balance as of December 31, 2001 ..............     21,044,828   $        210   $     68,671   $    (43,342)   $     25,539
                                                     ============   ============   ============   ============    ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                       1999          2000          2001
                                                                    ----------    ----------    ----------

OPERATING ACTIVITIES
Net loss ........................................................   $  (12,996)   $  (11,363)   $   (8,765)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of Sunfresh(R)brand and related assets .........           --        (3,089)           --
    Loss on disposal of certain operations ......................        1,517            --            --
    Provision for bad debts .....................................          189         1,055           224
    Depreciation ................................................        2,661         2,169         2,180
    Amortization of intangible assets ...........................        1,132           133           106
    Impairment of long-lived assets .............................                                    3,245
    Extraordinary gain on forgiveness of debt ...................           --            --        (2,870)
    Provision for losses on abandonment of leased facility ......           --         1,490            --
    Deferred income taxes .......................................       (1,963)       (1,379)          564
    Write-down of long-term orchard costs .......................           --           434            --
    Loss on disposal or write-off of plant and equipment ........          655           711         1,306
Changes in operating working capital, excluding working
capital components associated with the sale of the
Sunfresh(R) brand:
       Receivables ..............................................        2,143         1,884         3,762
       Inventories ..............................................        6,799           917         2,924
       Prepaid expenses .........................................          304           579           104
       Accounts payable and accrued liabilities .................       (1,006)        1,736        (1,436)
                                                                    ----------    ----------    ----------
Net cash provided by (used in) operating activities .............         (565)       (4,723)        1,344

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................       (6,474)       (5,626)       (3,150)
Net proceeds from sale of the Sunfresh(R)brand and related
    assets ......................................................           --        13,052            --
Proceeds from sale of businesses and sale of plant and
    equipment ...................................................        3,483            --         2,646
Decrease (increase) in deposit on plant facility ................           49             7          (667)
Decrease (increase) in other assets .............................          (53)          298           170
                                                                    ----------    ----------    ----------
Net cash provided by (used in) investing activities .............       (2,995)        7,731        (1,001)

FINANCING ACTIVITIES
Net proceeds from the issuance of common shares .................        4,975            --         4,976
Proceeds from issuance of short-term promissory note ............           --            --         1,800
Payment of short-term promissory note ...........................           --            --        (1,800)
Net repayments of short-term and current portion of
    long-term debt ..............................................         (103)       (8,424)       (5,230)
Proceeds from long-term debt ....................................          334         4,936            --
Payments of long-term debt ......................................       (1,825)       (2,513)          (29)
                                                                    ----------    ----------    ----------
Net cash provided by (used in) financing activities .............        3,381        (6,001)         (283)
                                                                    ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents ............         (179)       (2,993)           60
Cash and cash equivalents at beginning of year ..................        4,247         4,068         1,075
                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of year ........................   $    4,068    $    1,075    $    1,135
                                                                    ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid .................................................   $    3,739    $    2,907    $    1,693
                                                                    ==========    ==========    ==========
  Asset tax paid ................................................   $      232    $      312    $      582
                                                                    ==========    ==========    ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

    Description of Business: The Company is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico.

    The UniMark Group, Inc. ("UniMark" or the "Company") conducts substantially all of its operations through its wholly-owned operating subsidiaries: UniMark Foods, Inc. ("UniMark Foods"), UniMark International, Inc. ("UniMark International'), Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), AgroMark, S.A. de C.V. ("AgroMark"), Flavorfresh Limited ("Flavorfresh", formerly UniMark Foods Europe Limited) and Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE").

    Principles of Consolidation: The consolidated financial statements include the accounts of The UniMark Group, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition: The Company recognizes revenue upon shipment of its products to customers.

    Foreign Operations: Substantially all of the Company's operations are located in Mexico and a significant portion of the Company's fruit is procured in Mexico. In addition, substantially all of the Company's employees are affiliated with labor unions.

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

    Concentration of Credit Risk: The Company processes and sells niche citrus and tropical fruit products, and other specialty food ingredients to customers in the food service and retail industries in the United States, Europe and Japan. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Trade receivables generally are due within 30 days. The Company maintains an allowance for doubtful accounts, which was $1.6 million and $1.3 million as of December 31, 2000 and 2001, respectively. Historically credit losses have been within management's expectations, and with the exception of one customer account, which is fully reserved, have not been significant. One customer accounted for 12.3% of net sales for the year ended December 31, 1999, no one customer accounted for more than 10% of the Company's net sales for the year ended December 31, 2000 and two customers accounted for 64.0% of the Company's net sales for the year ended December 31, 2001. As a result of the Company's sale of its Brands to Del Monte in 2000, along with the entering into of a long-term supply agreement to produce the Brands of chilled and canned citrus products for distribution into its retail and wholesale club markets, a significant portion of the Company's foreseeable future net sales will be dependent on this customer. The Company believes that its future success depends upon the future operating results of Del Monte and in its ability to broaden its customer base. There can be no assurances that Del Monte will not reduce, delay or eliminate purchases from the Company, which could have a material adverse affect on its business, results of operations and financial condition. In addition, Del Monte could have significant leverage and could attempt to change the terms, including pricing, upon which the Company and Del Monte does business, thereby adversely affecting the Company's business, results of operations and financial condition. Sales to Del Monte for the years ended December 31, 2000 and 2001 amounted to $4.4 million and $15.9 million, respectively.

    Inventories: Mexican inventories are valued at the lower of cost or market using average cost.

    Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

           Buildings..............................................             20 years
           Machinery and equipment................................         5-12.5 years

    The Company capitalizes costs incurred to plant and maintain orchards until they become commercially productive. The Company's lemon orchards are expected to become commercially productive by 2003 at which time they will begin to be depreciated over their estimated useful lives.

    Accounting for the Impairment of Long-Lived Assets: The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the asset may not be recoverable. The Company performs such a review at each balance sheets date whenever events and circumstances have occurred that indicates possible impairment. The Company considers continuing operating losses and significant long-term changes in prevailing market conditions to be its primary indicators of potential impairment. Under SFAS No. 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventful disposition is less than its carrying amount. During 2001, the Company wrote-off $3.2 million of impaired long-lived assets, in order to value the assets at their estimated fair value. The write-off included $2.9 million of property, plant and equipment and $300,000 of goodwill, which were associated with the Company's juice division. These assets have been classified as property held for sale in the consolidated balance sheets.

    Goodwill: Goodwill relates to the acquisition of GISE in 1996. The Company periodically evaluates the recoverability of goodwill based upon the projected undiscounted cash flows of GISE's Lemon Project. As a result of the write-off discussed above, the remaining unamortized goodwill is attributable to the Lemon Project and was being amortized over a period of 40 years. As of December 31, 2000 and 2001, goodwill is net of accumulated amortization of $387,600 and $422,000, respectively. In accordance with the provisions of SFAS 142, which is effective for fiscal periods beginning after December 15, 2001, goodwill will no longer be amortized, but will be tested annually for any impairment, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying value.

    Foreign Currency Translation: The functional currency of the Company and its subsidiaries is the United States dollar. Transactions in foreign currency are recorded at the prevailing exchange rate on the day of the related transaction. Inventories, property, plant and equipment and shareholders' equity are translated at the historical exchange rate. Monetary assets and liabilities denominated in foreign currency are remeasured to dollars at the prevailing exchange rate as of the balance sheets date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Revenues and expenses related to non-monetary assets are translated at the historical exchange rates of the related assets. Exchange rate differences are reflected in the current year's operations.

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

    New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". This pronouncement requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial reporting and related disclosures.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". This pronouncement addresses how intangible assets that are acquired individually or with a group of other assets (including those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. This pronouncement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a significant impact on the consolidated financial or results of operations of the Company.

    In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations" which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is still assessing the potential impact of SFAS No. 143 on its consolidated results of operations and financial position.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 is effective for periods beginning after December 15, 2001. The Company will adopt SFAS 144 beginning in the first quarter of its fiscal year ending December 31, 2002.

NOTE 2  GOING CONCERN

    The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred net losses of $13.0 million, $11.3 million and $8.8 million in 1999, 2000 and 2001, respectively, and is unable to repay one of its Mexican subsidiaries loans under an expired loan agreement. The Company's cash requirements for 2002 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for 2002 are significantly greater than current levels of available financing. The Company has, in recent years, relied upon sales of its common stock to its principal shareholder and bank financing to finance its working capital and certain of its capital expenditures. The Company's inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on the Company and its projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments. These matters raise substantial doubt about the company's ability to continue as a going concern.

    The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to obtain additional financing for its working capital requirements and generate sufficient cash flows to operate its business.

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

    These transactions resulted in the Company recording losses of approximately $1.5 million in 1999. The results of operations for both Deli-Bon and Simply Fresh for the year ended December 31, 1999 have been reclassified from sales and expenses and included in the consolidated statements of operations as "Operating results of certain businesses disposed of during 1999". Additionally, the reportable segment information for packaged fruit in Note 17 has been restated to reflect the above reclassifications.

NOTE 4  NON OPERATING TRANSACTIONS

GAIN ON SALE OF SUNFRESH(R) BRAND

       On August 31, 2000, the Company sold to Del Monte the rights to its Sunfresh(R) brand, its McAllen Texas distribution center, including certain inventory, other intellectual property and property and equipment associated with the Sunfresh(R) brand for $14.5 million in cash, subject to adjustment for inventory levels. Separately, Del Monte and UniMark entered into a long-term supply agreement under which UniMark will produce for the retail and wholesale club markets chilled and canned citrus products for Del Monte at UniMark's existing facilities in Mexico. The Company retained the rights to its food service and Japanese sales. Also, Del Monte granted UniMark a long-term license for the rights to the Sunfresh(R) brand for specific areas, including Europe, Asia, the Pacific Rim and Mexico. The Company realized a pretax gain of $3.1 million on this transaction during the quarter ended September 30, 2000. A significant portion of the net proceeds was used to repay indebtedness outstanding under the Rabobank Nederland loan agreements and to repay the mortgage note on the distribution facility.

NONRECURRING GAIN FROM VAT REFUND

     In 1997, the Company's subsidiary, GISE, a Mexican citrus juice and oil processor, filed a refund claim with the Mexican taxing authorities claiming they were overcharged value added taxes ("VAT" - also called a IVA (Impuestos Valor Agregado) tax in Mexico) for taxes paid during the years of 1992 through 1995 associated with the production and sale of frozen orange juice concentrate. In August 2000, the Mexican taxing authorities agreed to GISE's claim and refunded these VAT taxes. As a result, the Company realized a net gain in 2000 of $1.7 million, after deducting professional fees associated with the claim.

PROVISION FOR LOSSES ON ABANDONMENT OF LEASED PROPERTY

     In December 1996, the Company entered into deposit, operating and stock purchase agreements with the owners of Frutalamo, S.A. de C.V. ("Frutalamo") for the operation of a juice processing facility in Mexico. Pursuant to the terms of the agreements, the Company paid Frutalamo deposits amounting to $1.9 million, of which $1.5 million were included in other assets on the consolidated balance sheets as of December 31, 1999, for the right to purchase all the issued and outstanding shares of stock of Frutalamo from its existing shareholders. In the event that the Company did not renew the agreements or exercise the purchase option, the Company would be subject to a cancellation fee of $1.0 million. These agreements expired on October 31, 1999. Subsequent to October 31, 1999, the Company and the shareholders of Frutalamo entered into a letter of intent to purchase the shares, apply the deposits previously paid as a down payment and waive the cancellation fee of $1.0 million.

     As of June 30, 2000, the Company and Frutalamo had been unsuccessful in finalizing a definitive agreement for the purchase of the shares. In addition, the Company has experienced a general decline in the worldwide market prices of frozen concentrate orange juice and determined that it was not feasible at that time to increase its production capacity. As a result of not completing the transaction, the Company received, in the fourth quarter of 2000, a notice from Frutalamo demanding the payment of the cancellation fee, rent for the use of the facility from November 1, 1999 and the vacating of the processing facility. As a result of the Company's decision not to proceed with the Frutalamo transaction, the $1.5 million deposit was written-off and the cancellation fee of $1.0 million was recorded at June 30, 2000. These charges are included in the consolidated statements of operations as "Provision for losses on abandonment of leased facility".

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

NOTE 5  EXTRAORDINARY GAIN

     In June 2001, the Company's Mexico subsidiary, ICMOSA, entered into a settlement agreement with a Mexican bank to resolve all outstanding issues between them, including the existing litigation relating to the outstanding $4.0 million term note and accrued interest of approximately $750,000. Under the terms of the settlement agreement, ICMOSA paid $1.8 million to the bank prior to the end of June 2001, as payment in full of all outstanding obligations. The portion of principal and interest forgiven by the bank of approximately $2.9 million, net of professional fees associated with the settlement, has been reported as an extraordinary item in the 2001 consolidated statements of operations.

NOTE 6  LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1999            2000            2001
                                                       ------------    ------------    ------------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Loss before extraordinary gain .....................   $    (12,996)   $    (11,363)   $    (11,635)
Extraordinary gain .................................             --              --           2,870
                                                       ------------    ------------    ------------
Net loss ...........................................   $    (12,996)   $    (11,363)   $     (8,765)
                                                       ============    ============    ============

DENOMINATOR
Denominator for basic earnings per share -
  Weighted average shares ..........................         13,462          13,938          17,618
                                                       ============    ============    ============

Basic and diluted net loss before extraordinary
  gain per share ...................................   $      (0.97)   $      (0.82)   $      (0.66)
                                                       ============    ============    ============
Basic and diluted net loss per share ...............   $      (0.97)   $      (0.82)   $      (0.50)
                                                       ============    ============    ============

    At December 31, 1999, 2000 and 2001, the Company had options outstanding of 528,000, 238,000 and 132,500, respectively, that were not included in their respective year's per share calculations because their effect would have been anti-dilutive.

NOTE 7  INVENTORIES

    Inventories consist of the following:

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2000         2001
                                                     ----------   ----------
                                                         (IN THOUSANDS)
               Finished goods:
                  Cut fruits .....................   $    4,640   $    2,964
                  Juice and oils .................        2,068          554
                                                     ----------   ----------
                                                          6,708        3,518
               Pineapple orchards ................          965        1,219
               Raw materials and supplies ........        2,004        2,018
               Advances to suppliers .............          817          805
                                                     ----------   ----------
                         Total ...................   $   10,494   $    7,560
                                                     ==========   ==========

NOTE 8  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                       DECEMBER 31,
                                 ------------------------
                                    2000           2001
                                 ----------    ----------
                                      (IN THOUSANDS)
Land -
    Lemon ....................   $    2,699    $    2,398
    Other ....................          890           437
Orchards
    Lemon ....................       13,401        14,272
Buildings and improvements ...        8,378         6,219
Machinery and equipment ......       22,628        13,839
                                 ----------    ----------
                                     47,996        37,165
Accumulated depreciation .....       (9,218)       (9,706)
                                 ----------    ----------
          Total ..............   $   38,778    $   27,459
                                 ==========    ==========

    At December 31, 1999 and 2000, the Company recorded charges of $1.8 million and $1.9 million, respectively, to reduce the carrying value of its pineapple orchards based on current crop estimates over the next two years. These charges are reflected in cost of products sold. In addition, the Company recorded charges of $0.7 million in 1999 and 2000 and 2001 to write-off certain other assets related to closed plant facilities. The 1999 and 2000 charges are reflected in selling, general and administrative expenses, whereas the 2001 charges are reflected in other expenses. All of these charges related to the Company's packaged fruit operations. In addition, during 2001, the Company wrote-down $2.9 million of long-lived assets associated with its juice division in accordance with FAS No. 121. These assets are classified as "property held for sale" in the Company's consolidated balance sheets at December 31, 2001.

NOTE 9  SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                                               DECEMBER 31,
                                                                                        -----------------------
                                                                                           2000         2001
                                                                                        ----------   ----------
                                                                                             (IN THOUSANDS)

Note payable to Rabobank Nederland under discretionary uncommitted line of credit which expired January 2, 2002, 12.5%, cross-collateralized amongst all the Company's subsidiaries and
 guaranteed by the Company ..........................................................   $    2,798   $    1,887

Loans payable to Mexican bank for pre-export financing under various notes with interest at rates from 5.11% to 8.47%, expiring at various dates in 2002
starting in March 2002, secured by certain receivables ..............................        3,500        3,500

Note payable to Mexican bank, repaid in 2001 ........................................        2,000           --

Note payable to Mexican bank for pre-export financing, refinanced
  to long-term note in 2001 .........................................................        3,360           --

Note payable to a Mexican credit union, due in March 2002,
8.0% ................................................................................           --           50
                                                                                        ----------   ----------

                                                                                        $   11,658   $    5,437
                                                                                        ==========   ==========

     As of December 31, 2001, we owed $1.9 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement that expired on January 2, 2002. Rabobank Nederland has decided not to extend or restructure our loan. Although Rabobank Nederland has requested immediate payment of the $1.9 million debt, they have not pursued legal remedies under the security and guarantee agreements that are still outstanding. We are currently working out repayment schedules with Rabobank Nederland. If Rabobank Nederland were to exercise all of its rights and remedies, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate our Lemon Project and our ability to continue as a going concern.

    The weighted-average interest rate on short-term borrowings as of December 31, 2000 and 2001 was 11.3% and 8.3%, respectively.

NOTE 10  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                              DECEMBER 31,
                                                                         ----------   ----------
                                                                            2000         2001
                                                                         ----------   ----------
                                                                             (IN THOUSANDS)

Long-term financing with FOCIR, public Trust of the Mexican
  Federal Government, payable with accreted interest in
  February 2009 (see below for further discussion) ...................   $    4,936   $    4,936

Note payable to Mexican bank, repaid in 2001 (see Note 5) ............        3,999           --

Non-compete covenant obligations, discounted at 9%, payable
  monthly ............................................................           41           --

Note payable to bank, collateralized by plant and equipment in
  Mexico; principal and interest at 18.5% payable monthly;
  unpaid principal and interest due November 2004 ....................          717          613

Note payable to Mexican bank, 7.31%, payable semi-annually,
  secured by certain assets of a Mexican subsidiary ..................           --        3,360

Note payable to bank; collateralized by plant and equipment in
  Mexico; principal and interest at Libor + 8% payable monthly;
  unpaid principal and interest due December 2001 ....................          355          117

Other notes payable ..................................................          283           68
                                                                         ----------   ----------
                                                                             10,331        9,094
Less current portion .................................................        5,326        2,243
                                                                         ----------   ----------
                                                                         $    5,005   $    6,851
                                                                         ==========   ==========

    On February 21, 2000, the Company entered into a $5.1 million (48,000,000 Mexican pesos) nine year term financing agreement (the "FOCIR Agreement") with Fondo de Captialization e Inversion del Sector Rural ('FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of December 31, 2001, advances under the FOCIR Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2000 and 2001, accretion accrued under the FOCIR Agreement amounted to $300,000 and $700,000, respectively. As of December 31, 2001, the weighted average accretion rate for all advances under the FOCIR Agreement was approximately 8.6%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

    Certain of the Mexico loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance of the assets and timely presentation of financial information.

    At December 31, 2001 U.S. dollar denominated long-term debt amounted to $3.5 million as compared to Mexico peso denominated long-term debt of $5.6 million.

    Based on interest rates provided by the Company's long-term debt and the floating rates provided on its short-term borrowings, the Company believes the carrying amounts of its short and long-term debt approximate their fair value.

    During the years ended December 31, 1999, 2000 and 2001, interest expense of $600,000, $665,000 and $1.1 million, respectively, was capitalized as a portion of the Company's long-term orchard development costs.

    Maturities of long-term debt are as follows:

                                                                       PAYMENTS
                                                                    (IN THOUSANDS)

              2002...........................................            $ 2,243
              2003...........................................                777
              2004...........................................                762
              2005...........................................                375
              Thereafter.....................................              4,937
                                                                        --------
                                                                        $  9,094
                                                                        ========

NOTE 11  RELATED PARTY TRANSACTIONS

          On June 25, 2001 the Company completed a rights offering wherein M & M Nominee purchased an additional 6,849,315 shares of common stock at a price of $0.73 per share, with gross proceeds to the Company of $5.0 million. M & M Nominee now owns 13,149,274 shares of the Company's common stock, representing 62.5% of all issued and outstanding shares. As a result, M & M Nominee has the requisite voting power to significantly affect virtually all decisions made by the Company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of the Company's articles of incorporation.

     Effective September 1, 2000, the Company entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to become the Company's President and Chief Executive Officer at the annual rate of $150,000. Mr. Castillo is also a Director of Promecap, S.C., a financial advisory services firm to Mexico Strategic Investment Fund Ltd. ("MSIF"). MISF owns 80% of M & M Nominee. M & M Nominee is the Company's largest shareholder.

     On February 15, 2001, the Company borrowed $1.8 million under the terms of an unsecured promissory note, with interest at 12%, from M & M Nominee. This note was repaid in June 2001, including accrued interest of approximately $78,000, from the proceeds of the rights offering.

    During 1999, 2000 and 2001, the Company paid Jordaan & Riley, PLLC (and its predecessor Jakes Jordaan, PLLC) approximately $170,000, $242,000 and $242,000, respectively, for legal services rendered. Mr. Jordaan, a director and, commencing in February 1998, chairman of the Company, is a member of Jordaan & Riley, PLLC. The Company believes that said arrangement is no less favorable to the Company than would be available from unrelated third parties.

NOTE 12  LEASES

    The Company leases buildings, various plant facilities, certain equipment and citrus groves under operating leases. The lease for the Lawrence, Massachusetts plant facility is for an initial period of six years, expiring in August 2002, and contains a purchase option exercisable during the term of the lease for the then fair market value of the property. The Company entered into a sublease agreement for the idle Lawrence plant facility commencing April 1, 1999 at an amount approximating its obligations under the lease. The Company has under lease 1,098 acres of citrus groves in Mexico for periods of ten to fifteen years expiring in various years from 2004 to 2010.

    Future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2001, consist of the following (In thousands):


YEAR                                      AMOUNT
----                                    ----------

2002.............                       $      325
2003.............                              312
2004.............                              289
2005.............                              276
2006.............                              123
Thereafter.......                              210
                                        ----------
                                        $    1,535
                                        ==========

    Rent expense was $1.5 million, $1.4 million and $275,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 13  INCOME TAXES AND MEXICAN STATUTORY PROFIT SHARING

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                         DECEMBER 31,
                                                  ------------------------
                                                      2000       2001
                                                  ----------    ----------
                                                       (IN THOUSANDS)

Deferred tax assets:
  Net operating loss carryforwards ............   $   13,925    $   17,502
  Inventories .................................          220           158
  Asset tax credit ............................        1,562         2,285
  Credit available to offset Mexican taxes ....          299           165
  Accrued expenses ............................          729           545
  Bad debt reserve ............................          433            27
  Intangible assets ...........................          766            --
  Other .......................................          316           (97)
                                                  ----------    ----------
Total deferred tax assets .....................       18,250        20,585
Less valuation allowance ......................       (9,731)      (14,060)
                                                  ----------    ----------
Net deferred tax assets .......................   $    8,519    $    6,525
                                                  ==========    ==========

Deferred tax liabilities:
  Depreciation ................................   $    2,102    $    1,382
  Inventories .................................        7,215         5,149
  Other .......................................          368            --
                                                  ----------    ----------
Deferred tax liabilities ......................   $    9,685    $    6,531
                                                  ==========    ==========

    Loss before extraordinary gain and income taxes relating to operations in the United States and Mexico is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1999          2000          2001
                                                     ----------    ----------    ----------
                                                                 (IN THOUSANDS)

 United States ...................................   $   (7,689)   $   (2,585)   $   (1,392)
 Mexico ..........................................       (6,431)       (9,838)       (9,033)
 Other ...........................................         (341)           13            --
                                                     ----------    ----------    ----------
                                                     $  (14,461)   $  (12,410)   $  (10,425)
                                                     ==========    ==========    ==========

    The components of the provision for income taxes include the following:

                                         YEARS ENDED DECEMBER 31,
                                 --------------------------------------
                                    1999          2000          2001
                                 ----------    ----------    ----------
                                             (IN THOUSANDS)

U.S. federal - current .......   $       --    $       --    $       --
U.S. state - current .........           --            --            --
U.S. deferred ................           --            --            --
                                 ----------    ----------    ----------
Foreign - current ............          232           312           582
Foreign - deferred ...........       (1,697)       (1,359)          628
                                 ----------    ----------    ----------
                                     (1,465)       (1,047)        1,210
                                 ----------    ----------    ----------
                                 $   (1,465)   $   (1,047)   $    1,210
                                 ==========    ==========    ==========

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income taxes are as follows:


                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1999          2000          2001
                                                     ----------    ----------    ----------
                                                                 (IN THOUSANDS)

Benefit computed at federal statutory rate .......   $   (4,883)   $   (4,219)   $   (3,648)
State income tax benefit, net of federal tax
   Effect at state statutory rate ................         (233)         (110)          (75)
Permanent differences and foreign taxes ..........          740           431           865
Other ............................................          188          (289)         (261)
Increase in valuation reserve ....................        2,723         3,140         4,329
                                                     ----------    ----------    ----------
                                                     $   (1,465)   $   (1,047)   $    1,210
                                                     ==========    ==========    ==========

     As of December 31, 2001, the Company had the following operating loss and asset tax carryforwards available to offset future U.S. and Mexican taxable income and income tax liabilities, respectively:



                                  AVAILABLE TAX LOSS CARRYFORWARD              RECOVERABLE ASSET TAX
             YEAR OF         ----------------------------------------          ---------------------
            EXPIRATION           U.S.         MEXICO          TOTAL                   MEXICO
            ----------       ----------     ----------      ---------                 ------
                                           (In thousands)


               2002          $       --     $       --      $      --                $     219
               2003                  --            793            793                       99
               2004                  --          1,469          1,469                      230
               2005                  --             --             --                       77
               2007                  --          1,683          1,683                       95
               2008                  --          3,024          3,024                      111
               2009                  --          6,808          6,808                      290
               2010                  --         10,869         10,869                      493
               2011                 768          2,143          2,911                      671
               2012               4,065             --          4,065                       --
               2018               2,915             --          2,915                       --
               2019               6,178             --          6,178                       --
               2020               1,192             --          1,192                       --
               2021               6,188             --          6,188                       --
                             ----------     ----------      ---------                ---------
                             $   21,306     $   26,789      $  48,095                $   2,285
                             ==========     ==========      =========                =========

     The Company's Mexican subsidiaries are each required to pay annually asset taxes if the asset tax calculation is greater than income taxes payable for the year. Assets taxes are calculated at 1.8% of assets less certain liabilities and can be carryforward for up to 10 years as credits against future income taxes payable. Before any asset tax carryforwards can be applied, all net operating losses must be first utilized.

     The Company's Mexican subsidiaries are required by Mexican law to pay employee profit sharing to all its employees in addition to their contractual compensation and benefits. Currently the statutory rate for employee profit sharing is 10% and is based on each years taxable income for tax reporting purposes, adjusted to eliminate most of the effects of Mexican inflation. As a result of the Company's Mexican subsidiaries reporting losses for income tax purposes over the past several years, current payments have not been required. A liability, however, must be recognized for deferred employee profit sharing purposes based on temporary differences between income for financial reporting purposes and income for purposes of computing the current amount of the employee profit sharing payment. In prior years this liability has been included in deferred tax liabilities in the table above. As of December 31, 2000 and 2001, the liability for deferred Mexican employee profit sharing was $1.7 million, and is included in the caption "Deferred Mexican statutory profit sharing and income taxes" in the consolidated balance sheets.

NOTE 14  STOCK OPTIONS

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

    In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") under which stock options could be granted to employees, outside directors and consultants to purchase common stock of the Company. The 1999 Plan, which is similar to the 1994 Plan for employees, is for a period of ten years and has reserved 500,000 shares of the Company's common stock for stock option grants. Effective with the adoption of the 1999 Plan, the Company discontinued granting options under the 1994 Plans.

    A summary of the status of all of the Company's stock options at December 31, 1999, 2000 and 2001 and the changes during the periods ended are presented in the following tables.



                                                                1994 PLANS
                                              ---------------------------------------------------
                                                   EMPLOYEE STOCK          OUTSIDE DIRECTORS STOCK
                                                    OPTION PLAN                OPTION PLAN
                                              -----------------------    ------------------------
                                                           WEIGHTED-                  WEIGHTED-
                                                            AVERAGE                    AVERAGE
                                                            EXERCISE                   EXERCISE
                                               OPTIONS       PRICE        OPTIONS       PRICE
                                              ---------    ----------     --------    ----------

Options outstanding, January 1, 1999 .....      328,500    $     5.91       40,000    $     5.67
    Granted ..............................       50,000          2.63           --            --
    Forfeited ............................     (135,500)         4.63       (5,000)         7.25
                                              ---------                    -------
Options outstanding, December 31, 1999 ...      243,000          5.94       35,000          5.46
    Granted ..............................           --          2.63           --            --
    Forfeited ............................     (110,000)         4.36      (10,000)        10.94
                                              ---------                    -------
Options outstanding, December 31, 2000 ...      133,000          7.25       25,000          3.28
    Granted ..............................           --            --           --            --
    Forfeited ............................     (133,000)         7.25       (2,500)         6.88
                                              ---------                    -------
Options outstanding, December 31, 2001 ...           --            --       22,500          2.88
                                              =========                    =======

Exercisable at December 31,
    1999 .................................      189,749          5.80       35,000          5.46
    2000 .................................      133,000          7.25       25,000          3.28
    2001 .................................           --            --       22,500          2.88


                       1999 PLAN
                                                            WEIGHTED-
                                                            AVERAGE
                                                            EXERCISE
                                              OPTIONS        PRICE
                                             ----------    ----------

    Granted ..............................      250,000    $     2.53
                                             ----------
Options outstanding, December 31, 1999 ...      250,000          2.53

Granted ..................................       30,000          1.17
     Forfeited ...........................     (200,000)         2.51
                                             ----------
Options Outstanding December 31, 2000 ....       80,000          2.05
     Granted .............................       30,000           .57
                                             ----------
Options outstanding December 31, 2001 ....      110,000          1.65
                                             ==========

Exercisable at December 31,
      1999 ...............................       73,750          2.59
      2000 ...............................       52,500          1.96
      2001 ...............................       65,000          2.03


    At December 31, 2001 there were no options outstanding under the 1994 Plan for employees. At December 31, 2001 outstanding outside director options under the 1994 Plans had an exercise price of $2.875 and a weighted-average remaining contractual life of 1.0 years. Under the 1994 Plans, all options granted to outside directors became exercisable immediately, whereas options granted to employees during 1998 vest ratably over four years.

    Options outstanding at December 31, 2001 under the 1999 Plan had exercisable prices that ranged from $0.5625 to $2.938 and a weighted-average remaining contractual life of 2.9 years. Under the 1999 Plan, all options granted to outside directors become exercisable on the first anniversary of grant while options granted to employees and consultants vest ratably over four years.

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

NOTE 15  SHAREHOLDERS' EQUITY

    On March 29, 1999, the Company sold 2,000,000 newly issued shares of common stock at a purchase price of $2.50 per share, for an aggregate purchase price of $5,000,000 to M & M Nominee. In connection with the transaction, M & M Nominee surrendered options to acquire an additional 2,000,000 shares of common stock at a purchase price of $4.5375 per share issued to them in July 1998.

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

NOTE 16  LEMON PROJECT

    In April 1998, GISE and The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, entered into a twenty year Supply Contract (the "Lemon Project"), with a ten year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract required Coca-Cola to purchase all the production from the project. As a result of several amendments to the Supply Contract during 2001, the project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000 (enough to plant approximately 2,448 hectares (6,047 acres), which have already been delivered to the project by Coca-Cola. During 2001, the Company sold its two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). These groves were more mature but geographically situated apart from the remaining groves. The status of the Lemon Project as of December 31, 2001, adjusted to reflect the Coca-Cola amendments and the groves sold, is as follows:


                                                        HECTARES                ACRES
                                                        --------                -----
Land (net) -
    Acquired                                              2,862                 7,071
    Prepared and planted                                  2,572                 6,353
      Land held in reserve and access roads                 290                   718

Expenditures -
    Total projected expenditures                     $18.0 million
    Incurred since inception                          16.7 million
    Projected for year 2002                            1.3 million

     The planting program began in November 1996 with the first harvests in late 2000. Following is a summary of the first two years harvests, net of divestitures:


                                 2000                 2001
                               --------            ----------
Metric tons                          96                 3,800
Billed revenue                 $ 13,000            $  560,000

     Until the groves reach commercial production, all revenues from the harvest are offset against the Lemon Project cost, which have been capitalized. Commercial production is scheduled for 2003. Once commercial production begins, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

NOTE 17  SEGMENT AND GEOGRAPHIC INFORMATION

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

                                                 PACKAGED         JUICE
                                                   FRUIT          AND OIL         TOTAL
                                                ------------    -----------     -----------

YEAR ENDED DECEMBER 31, 2001
Revenues from external customers...........     $  27,032        $  7,184        $ 34,216
Interest expense...........................           922              20             942
Interest revenue...........................           144               7             151
Asset Tax..................................           535              47             582
Depreciation and amortization expense......         1,311             693           2,004
Impairment loss............................            --           3,245           3,245
Segment profit (loss)......................        (2,656)         (6,089)         (8,745)
Segment extraordinary gain on
forgiveness of debt........................         2,870              --           2,870
Segment assets.............................        37,829          32,051          69,880
Expenditures for long-lived assets.........           565           2,585           3,150

YEAR ENDED DECEMBER 31, 2000
Revenues from external customers...........     $  32,562        $ 12,629        $ 45,191
Inter-segment revenues.....................           103              34             137
Interest expense...........................         2,087             627           2,714
Interest revenue...........................           414             388             802
Asset Tax..................................           199             113             312
Depreciation and amortization expense......         1,603             375           1,978
Segment loss...............................        (5,695)         (1,889)         (7,584)
Segment assets.............................        62,140          36,163          98,303
Expenditures for long-lived assets.........           413           5,432           5,845

YEAR ENDED DECEMBER 31, 1999
Revenues from external customers...........     $  54,070        $ 12,153        $ 66,223
Inter-segment revenues.....................           381              --             381
Interest expense...........................         2,637             373           3,010
Interest revenue...........................           212              97             309
Asset Tax..................................           193              39             232
Depreciation and amortization expense......         3,003             364           3,368
Impairment loss............................           714              --             714
Segment loss...............................        (8,179)         (2,488)        (10,667)
Segment assets.............................        78,846          31,936         110,782
Expenditures for long-lived assets.........           996           4,959           5,955

    The following are reconciliations of reportable segment revenues, profit or loss, and assets to the Company's consolidated totals.

                                                                  YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                           1999            2000              2001
                                                        ------------    ------------     -------------
REVENUES
Total external revenues for reportable segments ........   $   66,223    $   45,191    $   34,216
Inter-segment revenues for reportable segments .........          381           137            --
Elimination of inter-segment revenues ..................         (381)         (137)           --
                                                           ----------    ----------    ----------
                 Total consolidated revenues ...........   $   66,223    $   45,191    $   34,216
                                                           ==========    ==========    ==========

PROFIT OR LOSS
Total profit or loss for reportable segments ...........   $  (10,667)   $   (7,584)   $   (8,745)
Subsidiary acquisition costs recognized in
  consolidation ........................................         (283)         (282)         (282)
Unallocated corporate general and administrative
  expenses
    - General and administrative .......................       (1,867)       (2,054)       (1,398)
     -Provision for losses on abandonment of leased
         facility ......................................           --        (2,490)           --
                                                           ----------    ----------    ----------
Loss before disposal of certain operations, income
    taxes and extraordinary gain .......................   $  (12,817)   $  (12,410)   $  (10,425)
                                                           ==========    ==========    ==========

ASSETS
Total assets for reportable segments ...................                 $   98,303    $   69,880
Other assets ...........................................                     77,397        56,995
Elimination of intercompany profits in inventory .......                        (48)          (48)
Elimination of intercompany receivables ................                    (68,153)      (28,229)
Allocation of acquisition costs of subsidiaries
  recorded in consolidation ............................                    (35,472)      (39,900)
Reclassification of deferred tax assets recorded in
  consolidation ........................................                     (8,825)       (8,286)
                                                                         ----------    ----------
                      Total consolidated assets ........                 $   63,202    $   50,412
                                                                         ==========    ==========

OTHER SIGNIFICANT ITEMS


                                                  SEGMENT                      CONSOLIDATED
                                                   TOTALS       ADJUSTMENTS       TOTALS
                                                 ------------   ------------   ------------

Year ended December 31, 2001:
    Interest expense .........................   $        942   $         --   $        942
    Depreciation and amortization expense ....          2,004            282          2,286
    Expenditures for long-lived assets .......          3,150             --          3,150

Year ended December 31, 2000:
    Interest expense .........................   $      2,714   $         --   $      2,714
    Depreciation and amortization expense ....          1,978            324          2,302
    Expenditures for long-lived assets .......          5,626             --          5,626

Year ended December 31, 1999:
    Interest expense .........................   $      3,010   $          3   $      3,013
    Depreciation and amortization expense ....          3,368            425          3,793
    Expenditures for long-lived assets .......          5,955             --          5,955

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

    The following geographic information attributes revenues to countries based on the location of the customers.

                                                  YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         2000         2001
                                           ----------   ----------   ----------
REVENUES
United States ..........................   $   48,493   $   33,079   $   21,495
Japan ..................................        9,633        4,694        7,339
Mexico .................................        6,919        3,921        3,842
Europe .................................        1,178        3,497        1,540
                                           ----------   ----------   ----------
                 Consolidated total ....   $   66,223   $   45,191   $   34,216
                                           ==========   ==========   ==========

LONG-LIVED ASSETS
United States ..........................                $       43   $       34
Mexico .................................                    42,503       37,771
                                                        ----------   ----------
                 Consolidated total ....                $   42,546   $   37,805
                                                        ==========   ==========

NOTE 18  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

                                                                                    WEIGHTED
                                                                 NET INCOME      AVERAGE BASIC
                                                                 (LOSS) PER       AND DILUTED
                      NET        LOSS FROM      NET INCOME      SHARE - BASIC        SHARES
      QUARTER        SALES      OPERATIONS        (LOSS)         AND DILUTED      OUTSTANDING
   --------------- ----------- -------------- ---------------- ---------------- -----------------

   2001
   First            $ 10,338    $    (562)     $   (1,283)        $    (0.09)         13,938
   Second(1)           7,865       (1,522)          1,093               0.08          14,333
   Third               5,265       (1,951)         (2,323)             (0.11)         21,045
   Fourth(2)          10,748       (4,172)         (6,252)             (0.30)         21,045

   2000
   First              14,457          680              15               0.00          13,938
   Second(3)          12,729       (5,121)         (4,502)             (0.32)         13,938
   Third(4)            7,681         (177)            107               0.01          13,938
   Fourth(5)          10,324       (7,712)         (6,983)             (0.50)         13,938


Notes to Unaudited Quarterly Results of Operations

(1) The second quarter of 2001 was favorably impacted by an extraordinary gain of $2.9 million from the forgiveness of debt by a Mexican bank.

(2) The fourth quarter of 2001 was unfavorably impacted by the non-cash charge of $3.2 million associated with the impairment of long-lived assets, a loss of approximately $1.3 million associated with the sale and write down of the property, plant and equipment and net adjustments to deferred income tax expense of approximately $700,000 resulting from increases to the Company's valuation allowances based on a review of the expiration dates of net operating and asset tax credit carryforwards in Mexico.

(3) The second quarter of 2000 was significantly impacted by the non-cash losses associated with the write-off of a previously recorded deposit of $1.5 million and the expense accrual of $1.0 million, resulting from the Company's decision not to exercise its option to acquire a certain juice processing facility in Mexico.

(4) The third quarter of 2000 was favorably impacted by a $3.1 million gain realized from the Del Monte transaction and the value added tax refund of $1.7 million received by one of the Company's foreign subsidiaries.

(5) The fourth quarter of 2000 included write downs and provision for losses of $2.3 million associated with the Company's pineapple growing operations, inventory write-offs of $0.5 million associated with discontinued products, $0.5 million of reserves provided for notes receivable associated with the Company's 1999 sale of its Canadian subsidiary, the write-off of plant and equipment of $0.7 million and $0.7 million of bad debt reserves associated with a customer accounts receivable at one of the Company's Mexican subsidiaries.

NOTE  19 COMMITMENTS AND CONTINGENCIES

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

     During the third quarter of 2001 the Company successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date from January 1, 2002 to January 1, 2021, and reducing the purchase option price from $4.5 to $3.5 million. The revised purchase option also includes the assumption of approximately $1.2 million of IHMSA's debt. During 1997 the Company elected to advance $1.7 million to IHMSA to retire certain of its outstanding debt and during the fourth quarter of 2001 the Company advanced IHMSA an additional $636,000, both of which will be applied to the purchase price.

     In December 2001, the Company exercised its purchase option and expects to finalize formal closing documents and take title to the facility during the second quarter of 2002. All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At December 31, 2001, all amounts advanced to IHMSA, of $2.3 million, are included in "Deposit on plant facility" in the consolidated balance sheets at December 31, 2001.

     The Company is subject to legal actions arising in the ordinary course of business. Currently the Company is a defendant in a lawsuit that is more fully discussed in Note 4 "Provision for Losses on Abandonment of Leased Property". Although the Company does not believe that the outcome of such action would have a material adverse effect on its consolidated financial position, an unfavorable judgement could impair the Company's ability to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in the Company's 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in the Company's 2001 Proxy Statement. Information in the section and subsection titled "Report of The UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers", "Compensation of Directors" and "Certain Transactions" in the Company's 2001 Proxy Statement.

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

     10.39 Employment Agreement by and among The UniMark Group, Inc. and Charles Horne dated as of March 31, 1999 (14)

     10.40 Employment Agreement by and among The UniMark Group, Inc. and Roman Shumny dated as of November 20, 1998 (14)

     10.41 Sixth Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark International, Inc. Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated January 3, 2000
               (15)

     10.42 Seventh Amendment to Revolving Credit Agreement by and among UniMark Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark International, Inc. Simply Fresh Fruit, Inc., the guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch dated March 1, 2000
               (15)

     10.43 Standby Funding Commitment by and among The UniMark Group, Inc. and Promecap, S.C. dated April 17, 2000 (15)

     10.44 Stock Purchase Agreement dated as of October 11, 1999, by and among The UniMark Group, Inc. and Francois Gravil - Guy Picard in trust for a company to be owned and operated by Francois Gravil and Guy Picard, for all the issued and outstanding capital stock of Les Produits Deli-Bon Inc. (17)

     10.45 Asset Purchase Agreement dated October 18, 1999 by and among SFFI Company, Inc., Sam Perricone, as guarantor, Sam Perricone Children's Trust - 1972, The UniMark Group, Inc. and Simply Fresh Fruit, Inc. (17)

     10.46 Asset Purchase Agreement dated as of August 25, 2000 by and among Del Monte Corporation, UniMark Foods, Inc. and The UniMark Group, Inc. (17)

     10.47 Promissory Note for $1,800,000 by and among The UniMark Group, Inc. and M & M Nominee, L.L.P., 12%, due July 31, 2001 (17)

     10.48 Fifth Amendment to the Revolving Loan Agreement with Security Interest by and Among Industrial Santa Engracia, S.A. de C.V. as Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen Boerenleenbank B.A. ,as lender, dated as of September 1, 2000
               (17)

     10.49 Sixth Amendment to the Revolving Loan Agreement with Security Interest by and Among Grupo Industrial Santa Engracia, S.A. de C.V. as Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen Boerenleenbank B.A. ,as lender dated as of January 1, 2001 (17)

     10.50 Modifying Agreement to Supply Agreement between The Coca-Cola Export Corporation and Grupo Industrial Santa Engracia, S.A. de C.V. dated as of January 15, 2001 (18)

     21        Subsidiaries of the Registrant (11) (16)

     23        Consent of Ernst & Young LLP (18)


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

(17) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended, SEC Registration No. 333-60130 dated May 18, 2001.

(18)   Filed herewith.

    (4)   REPORTS ON FORM 8-K

    The Company filed no current reports on Form 8-K during the fourth quarter ended December 31, 2001.

         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The UniMark Group, Inc.
                                               (Registrant)

                                       By:    /s/  Emilio Castillo Olea
                                          --------------------------------------
                                                   Emilo Castillo Olea
                                          President and Chief Executive Officer
Dated:  March 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

                 SIGNATURE                              TITLE                           DATE
                 ---------                              -----                           ----

  /s/  Emilio Castillo Olea              President, Chief Executive Officer and      March 29, 2002
  -------------------------------------- Director (Principal Executive Officer)
  Emilio Castillo

  /s/  David E. Ziegler                  Chief Financial Officer and Director        March 29, 2002
  -------------------------------------- (Principal Financial and Accounting
  David E. Ziegler                       Officer)

  /s/  Jakes Jordaan                     Director, Chairman                          March 29, 2002
  --------------------------------------
  Jakes Jordaan

  /s/  Federico Chavez Peon              Director                                    March 29, 2002
  --------------------------------------
  Federico Chavez Peon

  /s/  Luis A. Chico Pardo               Director                                    March 29, 2002
  --------------------------------------
  Luis A. Chico Pardo

  /s/  Arturo Herrera Barre              Director                                    March 29, 2002
  --------------------------------------
  Arturo Herrera Barre

  /s/  Iain Aitken                       Director                                    March 29, 2002
  --------------------------------------
  Iain Aitken

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

     10.42     Seventh Amendment to Revolving Credit Agreement by and among
               UniMark Foods, Inc., the borrower, and The UniMark Group, Inc.
               UniMark International, Inc. Simply Fresh Fruit, Inc., the
               guarantors, and Cooperatieve Centrale Raiffeisen-Boerenleenbank
               B.A., "Rabobank Nederland", New York Branch dated March 1, 2000
               (15)

     10.43     Standby Funding Commitment by and among The UniMark Group, Inc.
               and Promecap, S.C. dated April 17, 2000 (15)

     10.44 Stock Purchase Agreement dated as of October 11, 1999, by and among The UniMark Group, Inc. and Francois Gravil - Guy Picard in trust for a company to be owned and operated by Francois Gravil and Guy Picard, for all the issued and outstanding capital stock of Les Produits Deli-Bon Inc. (17)


     10.45     Asset Purchase Agreement dated October 18, 1999 by and among SFFI
               Company, Inc., Sam Perricone, as guarantor, Sam Perricone
               Children's Trust - 1972, The UniMark Group, Inc. and Simply Fresh
               Fruit, Inc. (17)

     10.46     Asset Purchase Agreement dated as of August 25, 2000 by and among
               Del Monte Corporation, UniMark Foods, Inc. and The UniMark Group,
               Inc. (17)

     10.47     Promissory Note for $1,800,000 by and among The UniMark Group,
               Inc. and M & M Nominee, L.L.P., 12%, due July 31, 2001 (17)

     10.48     Fifth Amendment to the Revolving Loan Agreement with Security
               Interest by and Among Industrial Santa Engracia, S.A. de C.V. as
               Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and
               AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as
               Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose
               Maria Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen
               Boerenleenbank B.A. ,as lender, dated as of September 1, 2000
               (17)

     10.49     Sixth Amendment to the Revolving Loan Agreement with Security
               Interest by and Among Grupo Industrial Santa Engracia, S.A. de
               C.V. as Borrower, Industrias Citricolas de Montemorelos, S.A. de
               C.V. and AgroMark S.A. de C.V., as Guarantors, The UniMark Group,
               Inc., as Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr.
               Jose Maria Brohez, as Pledgors, and Cooperatieve
               Centrale-Raiffeissen Boerenleenbank B.A. ,as lender dated as of January 1, 2001 (17)

     10.50     Modifying Agreement to Supply Agreement between The Coca-Cola
               Export Corporation and Grupo Industrial Santa Engracia, S.A. de
               C.V. dated as of January 15, 2001 (18)

     21        Subsidiaries of the Registrant (11) (16)

     23        Consent of Ernst & Young LLP (18)


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

(17) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as amended, SEC Registration No. 333-60130 dated May 18, 2001.

(18)   Filed herewith.