Form 10-Q
period 2002-03-31
UNIMARK GROUP INC
filed 2002-05-15
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2002

                                       or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ___________ to ___________


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

         As of May 14, 2002, the number of shares outstanding of each class of common stock was:

                Common Stock, $0.01 par value: 21,044,828 shares

                                      INDEX

                                                                                                        PAGE
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 2001 and March 31, 2002.......................................................   3
         Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2001 and 2002.........................................   4
         Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2001 and 2002.........................................   5
         Notes to Condensed Consolidated Financial Statements - March 31, 2002.........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks...................................  25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................  26

Item 2.  Sale of Unregistered Securities...............................................................  26

Item 3.  Defaults Upon Senior Securities...............................................................  26

Item 4.  Submission of Matters to a Vote of Security Holders...........................................  26

Item 5.  Other  Information............................................................................  26

Item 6.  Exhibits and Reports on Form 8-K..............................................................  26


SIGNATURES.............................................................................................  27

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31,     MARCH 31,
                                                                         2001            2002
                                                                     ------------    ------------
                                                                       (NOTE 1)       (UNAUDITED)

                                     ASSETS
Current assets:
   Cash and cash equivalents .....................................   $      1,135    $      1,057
   Accounts receivable - trade, net of allowance of $1,317 in
     2001 and $1,383 in 2002 .....................................          2,311           1,465
   Accounts receivable - other ...................................            219             203
   Notes receivable ..............................................            340             295
   Income and value added taxes receivable .......................            537             736
   Inventories ...................................................          7,560           7,419
   Prepaid expenses ..............................................            239             149
   Property held for sale ........................................          5,372           5,298
                                                                     ------------    ------------
         Total current assets ....................................         17,713          16,622
Property, plant and equipment, net ...............................         27,459          27,633
Goodwill, net ....................................................          2,516           2,516
Deposit on plant facility ........................................          2,262           2,342
Notes receivable, less current portion ...........................            259             234
Other assets .....................................................            203             296
                                                                     ------------    ------------
         Total assets ............................................   $     50,412    $     49,643
                                                                     ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .........................................   $      5,437    $      5,156
   Current portion of long-term debt .............................          2,243           3,961
   Accounts payable ..............................................          3,845           3,811
   Accrued liabilities ...........................................          4,767           4,838
                                                                     ------------    ------------
         Total current liabilities ...............................         16,292          17,766
Long-term debt, less current portion .............................          6,851           4,970
Deferred Mexican statutory profit sharing and income taxes .......          1,730           1,735
Commitments
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 21,044,828 in
       2001 and 2002 .............................................            210             210
   Additional paid-in capital ....................................         68,671          68,671
   Accumulated deficit ...........................................        (43,342)        (43,709)
                                                                     ------------    ------------
         Total shareholders' equity ..............................         25,539          25,172
                                                                     ------------    ------------
         Total liabilities and shareholders' equity ..............   $     50,412    $     49,643
                                                                     ============    ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ------------------------
                                                      2001          2002
                                                   ----------    ----------
                                                  (IN THOUSANDS, EXCEPT FOR
                                                       PER SHARE AMOUNTS)
Net sales ......................................   $   10,338    $    7,140
Cost of products sold ..........................        9,578         6,484
                                                   ----------    ----------
Gross profit ...................................          760           656
Selling, general and administrative expenses ...        1,343         1,009
                                                   ----------    ----------
Loss from operations ...........................         (583)         (353)
Other income (expense):
   Interest expense ............................         (427)         (102)
   Interest income .............................           35            18
   Other income ................................           21           102
   Foreign currency translation loss ...........         (571)          (36)
                                                   ----------    ----------
                                                         (942)          (18)
                                                   ----------    ----------
Loss before income taxes .......................       (1,525)         (371)
Income tax benefit .............................         (242)           (4)
                                                   ----------    ----------
Net loss .......................................   $   (1,283)   $     (367)
                                                   ==========    ==========

Basic and diluted loss per share ...............   $    (0.09)   $    (0.02)
                                                   ==========    ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       ------------------------
                                                                                          2001          2002
                                                                                       ----------    ----------
                                                                                             (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss ...........................................................................   $   (1,283)   $     (367)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation ...................................................................          529           347
    Amortization of goodwill and other intangible assets ...........................           31            --
    Deferred Mexican statutory profit sharing and income taxes .....................           43             5
    Cash provided by (used in) operating working capital:
        Receivables ................................................................        2,623           733
        Inventories ................................................................          743           141
        Prepaid expenses ...........................................................           88            90
        Property held for sale .....................................................           --            74
        Accounts payable and accrued liabilities ...................................       (1,134)           37
                                                                                       ----------    ----------
Net cash provided by operating activities ..........................................        1,640         1,060

INVESTING ACTIVITIES
Purchases of property, plant and equipment .........................................         (772)         (521)
Increase in deposit on plant facility ..............................................          (15)          (80)
Decrease (increase) in other assets ................................................           64           (93)
                                                                                       ----------    ----------
Net cash used in investing activities ..............................................         (723)         (694)

FINANCING ACTIVITIES
Proceeds from short-term promissory note ...........................................        1,800            --
Payments of short-term and current portion of long-term debt .......................       (1,213)         (444)
Reduction of long-term debt ........................................................         (127)           --
                                                                                       ----------    ----------
Net cash provided by (used in) financing activities ................................          460          (444)
                                                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents ...............................        1,377           (78)
Cash and cash equivalents at beginning of period ...................................        1,075         1,135
                                                                                       ----------    ----------
Cash and cash equivalents at end of period .........................................   $    2,452    $    1,057
                                                                                       ==========    ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Our company, The UniMark Group, Inc., a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. We have, for operating and financial reporting purposes, historically classified our business into two distinct business segments: packaged fruit and juice and oil.

     Within the packaged fruit segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit segment processes and packages our products at three plants in Mexico. Our Mexican plants are located in key fruit growing regions. We also utilize independent food brokers to sell our food service and industrial products in the United States. Sales to our Japanese consumers are facilitated through Japanese trading companies.

     Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available to our juice division and suspended the juice division's FCOJ operations. Presently, we are leasing our Victoria juice processing plant to the largest FCOJ producer in Mexico until May 31, 2002. We also leased our Poza Rica juice processing plant, under a short-term lease, which was cancelled. We are pursuing all available strategic alternatives with respect to these assets; and, although no assurances can be given that our efforts will be successful, we have reclassified our juice division's long-lived assets as "property held for sale" in the condensed consolidated balance sheets as of December 31, 2001 and March 31, 2002.

     Although we have discontinued our FCOJ line of business, we are continuing our agricultural development strategy within our juice and oil segment. Pursuant to a long-term Supply Contract with The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of the Coca-Cola Company, which was amended during 2001, we acquired, developed and planted approximately 6,400 acres of Italian lemon groves (the "Lemon Project"). The planting program began in November 1996 and harvesting of the first crops commenced in late 2000 with commercial production scheduled for 2003.

     We conduct substantially all of our operations through our wholly owned operating subsidiaries. In Mexico, our subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, our subsidiaries include: UniMark Foods, Inc. ("UniMark Foods"), and UniMark International, Inc. ("UniMark International"). In the United Kingdom our subsidiary is Flavorfresh, Limited ("Flavorfresh").

     Going Concern Considerations: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained net losses in the last five fiscal years and in the first three months of 2002. As of March 31, 2002, our accumulated deficit was $43.7 million and we are unable to repay one of our Mexican subsidiaries loans under an expired loan agreement. In addition, at another of our Mexican subsidiaries, we have been unable to meet our repayment requirements with two Mexican banks under loan agreements with outstanding balances totaling $6.8 million at March 31, 2002. Our cash requirements for 2002 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for 2002 are significantly greater than current levels of available financing. We have, in recent years, relied upon sales of our common stock to our principal shareholder and bank financing to finance our working capital and certain of our capital expenditures. Our inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on us and our projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments. These matters raise substantial doubt about our ability to continue as a going concern.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing for our working capital requirements and in generating sufficient cash flows to operate our business.

     Interim Financial Statements: The condensed consolidated financial statements at March 31, 2002, and for the three month periods ended March 31, 2001 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Risk Factors: Our operations are subject to risk factors that could impact our business. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte Foods ("Del Monte"); we may continue to sustain losses and accumulated deficits in the future; we are experiencing liquidity problems and may have indications of "going concern" conditions; we are subject to risks associated in implementation of our business strategy; additional financing may be required to achieve our growth; we may be forced to seek protection under applicable provisions of the federal bankruptcy code if Rabobank Nederland and two Mexican banks exercise their legal rights and remedies. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; we are subject to volatile interest rates in Mexico which could increase our capital costs; trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which could impair our financial condition; we are subject to governmental laws that relate to ownership of rural lands in Mexico; and we are subject to statutory employee profit sharing in Mexico. General business risk include the fact that we may be subject to product liability and product recall; we are subject to governmental and environmental regulations; we are dependent upon our management team; we have a seasonal business; we face strong competition; and we have a shareholder that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors. Risks related to our common stock include the delisting in March 2001 from the Nasdaq National market may reduce the liquidity and marketability of our common stock and may depress the market price of our common stock; "penny stock" regulations may impose restrictions on marketability of our common stock; our common stock price has been and may continue to be highly volatile; and we have never paid a dividend. For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 18 of this Form 10-Q.

     Recently Issued Accounting Pronouncements:

     Goodwill: We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This SFAS also provides that goodwill should not be amortized, but shall be tested for impairment annually or more frequently if circumstance indicates potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of 2002, we ceased amortization of goodwill. Transitional impairment tests of our goodwill did not require an adjustment as of March 31, 2002. Goodwill amortization for the three months ended March 31, 2001 was $20,400 and was immaterial on a per diluted share. As of December 31, 2001 and March 31, 2002, goodwill is net of accumulated amortization of $422,000.

     Impairment of Long-Lived Assets: We adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", effective January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

     New Accounting Pronouncements: In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations", which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations and financial position.

     Reclassifications: Certain prior period items have been reclassified to conform to the current period presentation in the accompanying condensed consolidated financial statements.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we owed $6.8 million under loan agreements with two Mexican banks, Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext") and Grupo Financiero Banorte ("Banorte"), and are experiencing difficulty generating sufficient cash flow to meet repayment obligations on a timely basis. In connection with our Bancomext loan agreement, with an outstanding balance of $3.5 million, is for pre-export financing and is secured by certain receivables, Bancomext has renewed the loan to May 31, 2002, pending a long-term restructuring. Bancomext has not pursued its legal remedies under the note agreement and we are currently working on repayment schedules with them that would amortize the outstanding balance over a period of eight to ten years. Under the Banorte loan agreement, with an outstanding balance of $3.3 million and is secured by certain plant and equipment, we failed to make a scheduled principal payment in the amount of $100,000. Subsequent to March 31, 2002 the outstanding loan balance has been reduced through payments to $3.1 million. Banorte has not pursued its legal remedies under the loan agreement and we are currently working on repayment schedules with them that would provide for repayment over a period of five years. As a result, the Banorte debt has been classified as a current liability on our condensed consolidated balance sheet as of March 31, 2002. No assurances can be given that we will be successful in restructuring these loans.

     As of March 31, 2002, we owed $1.6 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, that expired on January 2, 2002. Since January 1, 1999, we have reduced, through payments, the principal portion of our debt to Rabobank Nederland by $8.9 million, plus interest. Subsequent to March 31, 2002, the outstanding loan balance has been reduced through payments to $1.46 million. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. We anticipate using part of the future proceeds from a potential sale of our juice division processing assets currently offered for sale to repay any remaining amounts outstanding.

     We are current in our scheduled interest payments on all the above mentioned bank debt.

     Our juice processing division has a long-term lemon processing contract with an affiliate of the Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we anticipate that a mutually satisfactory arrangement will have to be reached with Coca-Cola with respect to the lemon processing contract. The failure to reach such an arrangement could adversely impact our available strategic alternatives.

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

     In prior years, our juice division had to invest significant working capital to build up its inventory during the processing season to sell in the future at market prices. As a result of our decision not to produce during the 2001/2002 juice processing season, we expect to use less working capital.

NOTE 3 - SALE OF COMMON STOCK AND INCREASE IN AUTHORIZED SHARES

     On June 25, 2001, we completed a rights offering wherein existing shareholders purchased an additional 7,106,502 shares of common stock at a price of $0.73 per share, with gross proceeds to us of approximately $5.2 million. Our largest shareholder, M & M Nominee, LLC, purchased 6,849,315 shares in the offering, increasing their ownership to 13,149,274 shares, or 62.5% of our outstanding common stock. As a result of the rights offering, our outstanding shares of common stock has increased to 21,044,828.

     At our annual meeting held in June 2001, shareholders approved an amendment to our Articles of Incorporation that increased the authorized number of shares of our common stock from 20,000,000 shares to 40,000,000 shares.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Effective September 1, 2000, we entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to be our President and Chief Executive Officer at the annual rate of $150,000. Mr. Castillo is also a Director of Promecap, S.C.

     On February 15, 2001, we borrowed $1.8 million under the terms of an unsecured, 12% promissory note from our largest shareholder. This note was repaid in June 2001, including accrued interest of approximately $78,000, from the proceeds of the rights offering.

NOTE 5 - LEMON PROJECT

     In April 1998, GISE and Coca-Cola, entered into a twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. As a result of several amendments to the Supply Contract during 2001, the project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000, enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered to the project by Coca-Cola. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). These groves were more mature but geographically situated apart from the remaining groves. The status of the Lemon Project as of March 31, 2002, adjusted to reflect the Supply Contract amendments and the groves sold, is as follows:

                                                               HECTARES         ACRES
                                                               --------         -----
         Land -
             Acquired                                             2,862         7,071
             Prepared and planted                                 2,572         6,353
             Land held in reserve and access roads                  290           718

         Expenditures -
             Total projected expenditures                     $18.0 million
             Incurred since inception                          17.1 million
             Projected for remainder of 2002                    0.9 million

     The planting program began in November 1996 with the first harvests in late 2000. Peak harvesting of our lemon crop generally occurs in our fourth quarter. Following is a summary of the first two years harvests, net of divestitures:

                                            2000                   2001
                                         ---------              ---------
                Metric tons                     96                   3,800
                Billed revenue           $  13,000              $  560,000

     Until the groves reach commercial production, all revenues from the harvest are offset against the Lemon Project costs, which have been capitalized. Commercial production is scheduled for 2003. Once commercial production begins, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

NOTE 6 - NET LOSS PER SHARE

    The following table sets forth the computation of our basic and diluted loss per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                             2001          2002
                                                          ----------    ----------
                                                            (IN THOUSANDS, EXCEPT
                                                                     FOR
                                                             PER SHARE AMOUNTS)

NUMERATOR
Net loss ..............................................   $   (1,283)   $     (367)

DENOMINATOR
Denominator for basic and diluted loss per share -
  weighted average shares outstanding .................       13,938        21,045
                                                          ==========    ==========

Basic and diluted loss per share ......................   $    (0.09)   $    (0.02)
                                                          ==========    ==========

     We had stock options outstanding of 248,000 and 132,500 at March 31, 2001 and 2002, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 - INVENTORIES

     Inventories consist of the following:

                                                           DECEMBER 31,        MARCH 31,
                                                              2001               2002
                                                         --------------     --------------
                                                                 (IN THOUSANDS)

                Finished goods:
                    Cut fruits .....................     $        2,964     $        2,893
                    Juice and oils .................                554                339
                                                         --------------     --------------
                                                                  3,518              3,232
                Pineapple orchards .................              1,219              1,235
                Raw materials and supplies .........              2,018              2,195
                Advances to suppliers ..............                805                757
                                                         --------------     --------------
                           Total ...................     $        7,560     $        7,419
                                                         ==============     ==============

NOTE 8 - SEGMENT INFORMATION

     We have two reportable segments: packaged fruit and juice and oil.

                                                  PACKAGED         JUICE
                                                    FRUIT          AND OIL         TOTAL
                                                 ----------      ----------      ----------

THREE MONTHS ENDED MARCH 31, 2002
Revenues from external customers ...........     $    6,782      $      358      $    7,140
Segment profit (loss) ......................            303            (414)           (111)

THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers ...........     $    8,996      $    1,342      $   10,338
Segment loss ...............................           (803)           (363)         (1,166)

     The following are reconciliations of reportable segment profit or loss to our consolidated totals.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         --------------------------
                                                            2001           2002
                                                         ----------      ----------
Total loss for reportable segments .................     $   (1,166)     $     (111)
Amortization of subsidiary acquisition costs
  recognized in consolidation ......................            (70)             --
Unallocated corporate general and administrative
  expenses .........................................           (289)           (260)
                                                         ----------      ----------
  Loss before income taxes .........................     $   (1,525)     $     (371)
                                                         ==========      ==========

NOTE 9 - DELISTING FROM THE NASDAQ NATIONAL MARKET

     On March 14, 2001, we received a Nasdaq Staff Determination indicating that we had failed to present a definitive plan which would enable us to evidence compliance satisfying all requirements for continued listing on Nasdaq's National Market System ("NMS") within a reasonable period of time and to sustain compliance with those requirements over the long term. The continued listing requirements that we were unable to sustain were the minimum bid of $1.00 per share for over thirty consecutive trading days and the minimum market value of public float of $5.0 million. As such, our common stock was delisted from the Nasdaq's NMS effective at the opening of business on March 15, 2001. Our common stock now trades on the Over-the-Counter Electronic Bulletin Board under the symbol "UNMG.OB."

NOTE 10 - COMMITMENTS AND LITIGATION

     Effective January 1, 1995, we entered into a five-year operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, we were obligated to pay IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt. During the term of the operating agreement, we have the option to buy the IHMSA facility.

     During the third quarter of 2001 we successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date to January 1, 2021, and reducing the purchase option price from $4.5 to $3.5 million. The revised purchase option also includes the assumption of approximately $1.2 million of IHMSA's debt. During 1997 we elected to advance $1.7 million to IHMSA to retire certain of its outstanding debt and during the fourth quarter of 2001 we advanced IHMSA an additional $636,000, both of which will be applied to the purchase price.

     In December 2001, we exercised our purchase option and expect to finalize formal closing documents and take title to the facility during the second quarter of 2002. All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At December 31, 2001 and March 31, 2002, all amounts advanced to IHMSA, of $2.3 million, are included in "Deposit on plant facility" in the condensed consolidated balance sheets at December 31, 2001 and March 31, 2002.

     Our juice processing division has a long-term lemon processing contract with an affiliate of the Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years, we anticipate that performing the terms of this contract will require substantial capital expenditures.

     We are subject to legal actions arising in the ordinary course of business. Our management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position, results of operation or cash flows.

PART I. - ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. For a discussion of these factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 18 of this Form 10-Q.

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

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                       2001           2002
                                                     --------       --------
Net sales ......................................        100.0%         100.0%
Cost of products sold ..........................         92.6           90.8
                                                     --------       --------
Gross profit ...................................          7.4            9.2
Selling, general and administrative expenses ...         13.0           14.1
                                                     --------       --------
Loss from operations ...........................         (5.6)          (4.9)
Other income (expense):
    Interest expense ...........................         (4.1)          (1.4)
    Interest income ............................          0.3            0.2
    Other income ...............................          0.2            1.4
    Foreign currency translation loss ..........         (5.5)          (0.5)
                                                     --------       --------
Loss before income taxes .......................        (14.7)          (5.2)
Income tax benefit .............................         (2.3)          (0.1)
                                                     --------       --------
Net loss .......................................        (12.4)%         (5.1)%
                                                     ========       ========

Three Months Ended March 31, 2002 and 2001

     Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $2.2 million from $9.0 million in 2001 to $6.8 million in 2002, or 24.4%. This sales decrease was primarily caused by a $1.2 million decrease in our retail sales from $5.0 million in 2001 to $3.8 million in 2002, or 24.0%, and a decrease in our Japan sales of $663,000 from $3.1 million in 2001 to $2.4 million in 2002, or 21.4%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The decrease in retail sales was primarily due to the timing of our production schedule for our citrus products. Typically, given the availability of fresh citrus, during our first and fourth quarters we produce and ship a substantial amount of our annual citrus products. During our first quarter of 2002, we extended the citrus processing season beyond prior years and reduced some of the seasonality in our production scheduling by souring citrus from other regions in Mexico. The decrease in our Japan sales during the first quarter of 2002 was caused by timing differences in shipments compared to the prior year quarter.

     Citrus juice and oil sales decreased 72.5% from $1.3 million in 2001 to $358,000 in 2002. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division and suspended the juice division's FCOJ operations. Presently, we are leasing our Victoria juice processing plant to the largest FCOJ producer in Mexico until May 31, 2002. Further, we leased our Poza Rica juice processing plant under a short-term lease, which has been cancelled. We are pursuing all available strategic alternatives with respect to these assets; and, although no assurances can be given that our efforts will be successful, we have reclassified our juice division's long-lived assets as "property held for sale" in the condensed consolidated balance sheets as of December 31, 2001 and March 31, 2002.

     As a result of the foregoing, net sales decreased 31.1% from $10.3 million in 2001 to $7.1 million in 2002 due to reduced sales in both our packaged fruit and juice and oil segments.

     Gross profit, as a percentage, for packaged fruit sales increased from 7.2% in 2001 to 12.3% in 2002. This increased gross margin improvement was the result of aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies in the 2002 quarter over the prior year quarter.

     Citrus juice and oil gross profit decreased from 8.1% in 2001 to a negative 49.5% in 2002. This decrease was caused by unabsorbed plant costs related to our decision not to produce during the 2001/2002 processing season.

     Gross profit, overall, as a percentage, increased as a percent of net sales from 7.4% in 2001 to 9.2% in 2002 due to the significant increase in our packaged fruit gross profit.

     Selling, general and administrative ("SG&A") expenses decreased from $1.3 million in 2001 to $1.0 million in 2002, or 23.1%. This improvement was due to reduced SG&A expenses in both our juice and oil and packaged fruit segments and those associated with being a publicly-held company.

     Interest expense decreased by 76.1%, or $325,000, from $427,000 in 2001 to $102,000 in 2002. This decrease in our interest expense was due to a $6.6 million reduction in our total outstanding debt from $22.4 million at March 31, 2001 to $15.8 million at March 31, 2002, reduced interest rates and the capitalization of interest costs associated with our Lemon Project.

     Interest income decreased by $17,000 in 2002 as compared to 2001 and was insignificant between periods.

     Other income increased by $81,000 in 2002 as compared to 2001 and consists primarily of short-term rental income from a lease associated with one of our juice division plants and a value added tax refund received in 2002.

     Foreign currency translation losses, which decreased from a net loss of $571,000 in 2001 to a net loss of $36,000 in 2002, results primarily from the conversion of our foreign subsidiaries financial statements from Mexican pesos to U.S. GAAP in U.S. dollars. Foreign currency translation losses decreased during the current quarter due mainly to the stability of the exchange rate between the Mexican Peso and the U.S. dollar.

     Income tax benefit decreased from a benefit of $242,000 in 2001 to $4,000 in 2002. Included in both periods are Mexican jobs tax credits of $383,000 and $169,000, respectively, that are associated with the increased employment at one of our Mexican subsidiaries in prior years. These credits were available to offset certain Mexican taxes and were utilized by us in the first quarters of 2001 and 2002 to reduce Mexican asset taxes recorded as liabilities in both periods. Asset tax expense amounted to $141,000 in the 2001 period as compared to $165,000 in the 2002 period.

     As a result of the foregoing, we reported a net loss of $367,000 in 2002 as compared to a net loss of $1.3 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, our cash and cash equivalents totaled $1.1 million, a decrease of $78,000 from year-end 2001. During 2002, our operating activities generated cash of $1.1 million primarily from a reduction in our year-end 2001 receivables of $733,000 and depreciation expense of $347,000, offset by our net loss of $367,000.

     As of March 31, 2002, we owed $6.8 million under loan agreements with two Mexican banks, Bancomext and Banorte, and are experiencing difficulty generating sufficient cash flow to meet repayment obligations on a timely basis. In connection with our Bancomext loan agreement, with an outstanding balance of $3.5 million, is for pre-export financing and is secured by certain receivables, Bancomext has renewed the loan to May 31, 2002, pending a long-term restructuring. Bancomext has not pursued its legal remedies under the note agreement and we are currently working on repayment schedules with them that would amortize the outstanding balance over a period of eight to ten years. Under the Banorte loan agreement, with an outstanding balance of $3.3 million and is secured by certain plant and equipment, we failed to make a scheduled principal payment in the amount of $100,000. Subsequent to March 31, 2002 the outstanding loan balance has been reduced through payments to $3.1 million. Banorte has not pursued its legal remedies under the loan agreement and we are currently working on repayment schedules with them that would provide for repayment over a period of five years. As a result, the Banorte debt has been classified as a current liability on our condensed consolidated balance sheet as of March 31, 2002. No assurances can be given that we will be successful in restructuring these loans.

     As of March 31, 2002, we owed $1.6 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement that expired on January 2, 2002. Since January 1, 1999, we have reduced, through payments, the principal portion of our debt to Rabobank Nederland by $8.9 million, plus interest. Subsequent to March 31, 2002, the outstanding loan balance has been reduced through payments to $1.46 million. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. We anticipate using part of the future proceeds from a potential sale of our juice division processing assets currently offered for sale to repay any remaining amounts outstanding.

     We are current in our scheduled interest payments on all the above mentioned bank debt.

     Our juice processing division has a long-term lemon processing contract with an affiliate of the Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we anticipate that a mutually satisfactory arrangement will have to be reached with Coca-Cola with respect to the lemon processing contract. The failure to reach such an arrangement could adversely impact our available strategic alternatives.

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

     In prior years, our juice division had to invest significant working capital to build up its inventory during that processing season to sell in the future at market prices. As a result of the juice division's decision not to produce during the 2001/2002 processing season, we expect to use less working capital.

     Our 2001 audited consolidated financial statements, which is included in our Form 10-K for the fiscal year ended December 31, 2001, includes a report from our independent auditors with a "going concern" explanatory paragraph (see
Note 2 to our 2001 consolidated financial statements) which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures. We began to address our "going concern" issue and the underlying liquidity problem through the Del Monte transaction during 2000 and a fundamental change in our business strategy. We have also decided to discontinue the juice division of our juice and oil segment and have offered for sale all of its property, plant and equipment. To finance our current working capital requirements and our current and future expenditures, we will need to issue additional equity securities and or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

     In April 1998, GISE and Coca-Cola, an affiliate of The Coca-Cola Company, entered into a twenty year Supply Contract, with a ten year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. As a result of amendments to the Supply Contract during 2001, the Lemon Project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000 (enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered to the project by Coca-Cola. As a result of the amendments to the Supply Contract, substantially all of the development costs have been incurred. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). Although these were mature groves, they were geographically situated apart from the remaining groves. The status of the Lemon Project as of March 31, 2002, adjusted to reflect the Supply Contract amendments and the groves sold, is as follows:

                                                               HECTARES               ACRES
                                                               --------               -----
         Land -
             Acquired                                             2,862               7,071
             Prepared and planted                                 2,572               6,353
               Land held in reserve and access roads                290                 718

         Expenditures -
             Total projected expenditures                        $ 18.0 million
             Incurred since inception                              17.1 million
             Projected for remainder of 2002                        0.9 million

     The planting program began in November 1996 with the first harvests in late 2000. Peak harvesting of our lemon crop generally occurs in our fourth quarter. Following is a summary of the first two years harvests, net of divestitures:

                                             2000                    2001
                                          ----------              ----------

                   Metric tons                    96                   3,800
                   Billed revenue         $   13,000              $  560,000

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

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations" which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations and financial position.

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

                    RISKS RELATING TO OUR FINANCIAL CONDITION

WE ARE EXPERIENCING LIQUIDITY PROBLEMS AND MAY HAVE INDICATIONS OF "GOING CONCERN" CONDITIONS.

     Our 2001 audited consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2001, includes a report from our independent auditors with a "going concern" explanatory paragraph (see
Note 2 to our 2001 consolidated financial statements), which discuss certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures.

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

WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE FEDERAL BANKRUPTCY CODE IF RABOBANK NEDERLAND AND TWO MEXICAN BANKS EXERCISE THEIR LEGAL RIGHTS AND REMEDIES.

     As of March 31, 2002, we owed $6.8 million under loan agreements with two Mexican banks, Bancomext and Banorte, and are experiencing difficulty generating sufficient cash flow to meet repayment obligations on a timely basis. In connection with our Bancomext loan agreement, with an outstanding balance of $3.5 million, is for pre-export financing and is secured by certain receivables, Bancomext has renewed the loan to May 31, 2002, pending a long-term restructuring. Bancomext has not pursued its legal remedies under the note agreement and we are currently working on repayment schedules with them that would amortize the outstanding balance over a period of eight to ten years. Under the Banorte loan agreement, with an outstanding balance of $3.3 million, is secured by certain plant and equipment, we failed to make a scheduled principal payment in the amount of $100,000. Subsequent to March 31, 2002 the outstanding loan balance has been reduced through payments to $3.1 million. Banorte has not pursued its legal remedies under the loan agreement and we are currently working on repayment schedules with them that would provide for repayment over a period of five years. As a result, the Banorte debt has been classified as a current liability on our condensed consolidated balance sheet as of March 31, 2002. No assurances can be given that we will be successful in restructuring these loans.

     As of March 31, 2002, we owed $1.6 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement that expired on January 2, 2002. Since January 1, 1999, we have reduced, through payments, the principal portion of our debt to Rabobank Nederland by $8.9 million, plus interest. Subsequent to March 31, 2002, the outstanding loan balance has been reduced through payments to $1.46 million. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. We anticipate using part of the future proceeds from a potential sale of our juice division processing assets currently offered for sale to repay any remaining amounts outstanding.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

     We have sustained net losses in the last five fiscal years and in the first three months of 2002. As of March 31, 2002 our accumulated deficit was $43.7 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last five years and during the first three months of 2002, there can be no assurance that we will achieve a profitable level of operations in fiscal 2002 or, if profitability is achieved that it can be sustained.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and the entering into a long-term supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, they represented 46.4% of our 2001 net sales and 53.3 % for the three months ended March 31, 2002. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the long-term supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our results of operations and financial condition.

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

LABOR SHORTAGES AND UNION ACTIVITY COULD AFFECT OUR ABILITY TO HIRE AND WE ARE DEPENDENT ON THE MEXICAN LABOR MARKET.

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

TRADE DISPUTES BETWEEN THE UNITED STATES, MEXICO AND EUROPE COULD RESULT IN TARIFFS, QUOTAS AND BANS ON IMPORTS, INCLUDING OUR PRODUCTS, WHICH COULD IMPAIR OUR FINANCIAL CONDITION.

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

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

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

                       RISKS RELATING TO OUR COMMON STOCK

THE DELISTING IN MARCH 2001 FROM THE NASDAQ NATIONAL MARKET MAY REDUCE THE LIQUIDITY AND MARKETABILITY OF OUR COMMON STOCK AND MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     On March 15, 2001, Nasdaq delisted our common stock from The Nasdaq National Market and moved our common stock to the Over-the-Counter Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "UNMG.OB". Although our securities are included on the OTC Bulletin Board, there can be no assurance that a regular trading market for the securities will be sustained in the future. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain. The reduced liquidity of our common stock and the reduced public access to quotations for our common stock could depress the market price of our common stock.

"PENNY STOCK" REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK.

     The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

OUR COMMON STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE.

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                                        Estimated
                                                                                                                          Fair
                                                                                                  There-                 Value
                                      2002        2003        2004        2005        2006        after       Total     3/31/02
                                    --------    --------    --------    --------    --------    --------     --------   ---------
Long-term debt, including
   current portion
     Fixed rate ..................  $    605    $     29    $      5    $     --    $     --    $     --     $    639   $    639
     Average interest rate .......      18.0%        6.9%        6.9%
     Variable rate ...............  $  1,481    $    750    $    750    $    375    $     --    $  4,936     $  8,292   $  8,292
     Average interest rate .......       7.5%        7.3%        7.3%        7.3%                    8.6%

     At March 31, 2002, U.S. dollar denominated long-term debt amounted to $3.3 million as compared to Mexican peso denominated long-term debt of $5.6 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Our company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. SALE OF UNREGISTERED SECURITIES

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Risk Factors - Risks Relating to Our Financial Condition - We may be forced to seek protection under applicable provisions of the federal bankruptcy code if Rabobank Nederland and several other Mexican banks exercise their legal rights and remedies" for a discussion of our noncompliance with our loan agreements with Bancomext, Banorte and Rabobank Nederland.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

           None

B.       Reports on Form 8-K

         On January 9, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing director changes.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE UNIMARK GROUP, INC.
                                   --------------------------------------------
                                                    Registrant


Date: May 14, 2002                 /s/  Emilio Castillo Olea
      ------------                 --------------------------------------------
                                   Emilio Castillo Olea, President
                                   (Principal Executive Officer)


Date: May 14, 2002                 /s/ David E. Ziegler
      ------------                 --------------------------------------------
                                   David E. Ziegler, Chief Financial Officer
                                   (Principal Accounting Officer)