Form 10-Q
period 2002-06-30
UNIMARK GROUP INC
filed 2002-08-19
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2002

                                       or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________ to ____________


                         Commission file number 0-26096


                             THE UNIMARK GROUP, INC.
             (Exact name of registrant as specified in its charter)


              TEXAS                                      75-2436543
(State of incorporation or organization)     I.R.S. Employer Identification No.)


            UNIMARK HOUSE
           124 MCMAKIN ROAD
          BARTONVILLE, TEXAS                                76226
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

         As of August 16, 2001, the number of shares outstanding of each class of common stock was:

                Common Stock, $0.01 par value: 21,044,828 shares

                                      INDEX

                                                                                                       PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 2001 and June 30, 2002........................................................  3
          Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2001 and 2002..................................  4
          Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2001 and 2002............................................  5
          Notes to Condensed Consolidated Financial Statements - June 30, 2002.........................  6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................................. 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.................................. 29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................ 30

Item 2.   Sale of Unregistered Securities.............................................................. 30

Item 3.   Defaults Upon Senior Securities.............................................................. 30

Item 4.   Submission of Matters to a Vote of Security Holders.......................................... 30

Item 5.   Other Information............................................................................ 30

Item 6.   Exhibits and Reports on Form 8-K............................................................. 30

SIGNATURES............................................................................................. 31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                       DECEMBER 31,     JUNE 30,
                                                                          2001            2002
                                                                       ------------    -----------
                                                                         (NOTE 1)      (UNAUDITED)

                                     ASSETS
Current assets:
   Cash and cash equivalents .....................................     $    1,135      $    1,537
   Accounts receivable - trade, net of allowance of $1,317 in
     2001 and $1,379 in 2002 .....................................          2,311           1,055
   Accounts receivable - other ...................................            219             220
   Note receivable ...............................................            340             352
   Income and value added taxes receivable .......................            537             569
   Inventories ...................................................          7,560           5,364
   Prepaid expenses ..............................................            239             137
   Property held for sale ........................................          5,372              --
                                                                       ----------      ----------
         Total current assets ....................................         17,713           9,234
Property, plant and equipment, net ...............................         27,459          33,024
Goodwill, net ....................................................          2,516           2,516
Deposit on plant facility ........................................          2,262           2,104
Note receivable, less current portion ............................            259             105
Other assets .....................................................            203             265
                                                                       ----------      ----------
         Total assets ............................................     $   50,412      $   47,248
                                                                       ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .........................................     $    5,437      $    4,961
   Current portion of long-term debt .............................          2,243             881
   Accounts payable ..............................................          3,845           2,916
   Accrued liabilities ...........................................          4,767           5,593
                                                                       ----------      ----------
         Total current liabilities ...............................         16,292          14,351
Long-term debt, less current portion .............................          6,851           7,774
Deferred Mexican statutory profit sharing and income .............          1,730           1,603
taxes
Commitments
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares -  21,044,828 in
     2001 and 2002 ...............................................            210             210
   Additional paid-in capital ....................................         68,671          68,671
   Accumulated deficit ...........................................        (43,342)        (45,361)
                                                                       ----------      ----------
         Total shareholders' equity ..............................         25,539          23,520
                                                                       ----------      ----------
         Total liabilities and shareholders' equity ..............     $   50,412      $   47,248
                                                                       ==========      ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                            2001            2002            2001            2002
                                                         ----------      ----------      ----------      ----------
                                                                 (In thousands, except for per share amounts)

Net sales ..........................................     $    7,865      $    7,622      $   18,203      $   14,762
Cost of products sold ..............................          8,013           8,042          17,591          14,526
                                                         ----------      ----------      ----------      ----------
Gross profit (loss) ................................           (148)           (420)            612             236
Selling, general and administrative expenses .......          1,341           1,029           2,663           2,038
                                                         ----------      ----------      ----------      ----------
Loss from operations ...............................         (1,489)         (1,449)         (2,051)         (1,802)
Other income (expense):
   Interest expense ................................           (225)            (97)           (652)           (199)
   Other income ....................................             21              71              56             191
   Foreign currency translation gain (loss) ........            205             444            (366)            408
                                                         ----------      ----------      ----------      ----------
                                                                  1             418            (962)            400
                                                         ----------      ----------      ----------      ----------
Loss before extraordinary gain and income taxes ....         (1,488)         (1,031)         (3,013)         (1,402)
Income tax expense .................................            289             621              47             617
                                                         ----------      ----------      ----------      ----------
Loss before extraordinary gain .....................         (1,777)         (1,652)         (3,060)         (2,019)
Extraordinary gain on forgiveness of debt ..........          2,870              --           2,870              --
                                                         ----------      ----------      ----------      ----------
Net income (loss) ..................................     $    1,093      $   (1,652)     $     (190)     $   (2,019)
                                                         ==========      ==========      ==========      ==========

Basic and diluted income (loss) per share:
   Loss before extraordinary item ..................     $    (0.12)     $    (0.08)     $    (0.21)     $    (0.10)
   Extraordinary gain on forgiveness of debt .......           0.20              --            0.20              --
                                                         ----------      ----------      ----------      ----------
   Net income (loss) per share .....................     $     0.08      $    (0.08)     $    (0.01)     $    (0.10)
                                                         ==========      ==========      ==========      ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                         --------------------------
                                                                                            2001            2002
                                                                                         ----------      ----------
                                                                                                (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss ............................................................................    $     (190)     $   (2,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation ....................................................................         1,086             830
    Amortization of goodwill and other intangible assets ............................            61              --
    Deferred Mexican statutory profit sharing and income taxes ......................            29            (127)
    Extraordinary gain on forgiveness of debt .......................................        (2,870)             --
    Cash provided by (used in) operating working capital:
        Receivables .................................................................         4,022           1,365
        Inventories .................................................................           975           2,196
        Prepaid expenses ............................................................           159             102
        Accounts payable and accrued liabilities ....................................          (980)           (103)
                                                                                         ----------      ----------
Net cash provided by operating activities ...........................................         2,292           2,244
                                                                                         ----------      ----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment ..........................................        (2,457)         (1,023)
Decrease (increase) in deposit on plant facility ....................................          (100)            158
Decrease (increase) in other assets .................................................           147             (62)
                                                                                         ----------      ----------
Net cash used in investing activities ...............................................        (2,410)           (927)
                                                                                         ----------      ----------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ..........................................         4,976              --
Proceeds from short-term promissory note ............................................         1,800              --
Payment of short-term promissory note ...............................................        (1,800)             --
Reduction in short-term and current portion of long-term
     debt ...........................................................................        (2,551)           (904)
Reduction of long-term debt .........................................................           (16)            (11)
                                                                                         ----------      ----------
Net cash provided by (used in) financing activities .................................         2,409            (915)
                                                                                         ----------      ----------

Net increase in cash and cash equivalents ...........................................         2,291             402
Cash and cash equivalents at beginning of period ....................................         1,075           1,135
                                                                                         ----------      ----------
Cash and cash equivalents at end of period ..........................................    $    3,366      $    1,537
                                                                                         ==========      ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

    Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available to our juice division, suspended the juice division's FCOJ operations and offered the juice divisions long-term assets for sale. Based on our intentions to sell these assets, we reclassified our juice division's long-lived assets as "Property held for sale" in our December 31, 2001 and March 31, 2002 condensed consolidated balance sheets. During the 2002 quarter, we leased our Victoria juice processing plant to the largest FCOJ producer in Mexico, under a lease that expired May 31, 2002.

    Subsequent to May 15, 2002, we determined that our efforts and prospects to divest our juice division's long-term assets on acceptable terms are unlikely to result in a successful transaction. As such, we are engaging in active discussions with an unaffiliated third party to lease these plants. In this regard, our board of directors adopted a resolution authorizing management to further pursue the strategic alternative of leasing these juice division assets to maximize long-term shareholder value. Based on our decision to lease/operate these facilities, we have reclassified these assets to long-term property, plant and equipment in our condensed consolidated balance sheet at June 30, 2002 at the fair market value of such assets at the time the decision was taken by management to lease/operate these plants, which approximated their book value at December 31, 2001.

    Although we have discontinued our FCOJ line of business, we are continuing our agricultural development strategy within our juice and oil segment. Pursuant to a long-term Supply Contract with The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, which was amended during 2001, we acquired, developed and planted approximately 6,400 acres of Italian lemon groves (the "Lemon Project"). The planting program began in November 1996 and harvesting of the first crops commenced in late 2000. Based on recent agricultural conditions in Mexico, commercial production may begin with the 2003 or 2004 harvests.

    We conduct substantially all of our operations through our wholly owned operating subsidiaries. In Mexico, our subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States our subsidiary is UniMark Foods, Inc. ("UniMark Foods").

    Going Concern Considerations: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained net losses in the last five fiscal years and in the first six months of 2002. As of June 30, 2002, our accumulated deficit was $45.4 million and we are unable to repay one of our Mexican subsidiaries loans under an expired loan agreement. Also, our efforts to raise capital through the divestiture of our juice division's assets have been unsuccessful. Our cash requirements for 2002 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for 2002 are significantly greater than current levels of available financing. We have, in recent years, relied upon sales of our common stock to our principal shareholder and bank financing to finance our working capital and certain of our capital expenditures. Our inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on us and our projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments. These matters raise substantial doubt about our ability to continue as a going concern.

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

    Interim Financial Statements: The condensed consolidated financial statements at June 30, 2002, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    Risk Factors: Our operations are subject to risk factors that could impact our business. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. Risks relating to our financial condition include the fact that we are dependent upon a limited number of customers, particularly Del Monte Foods ("Del Monte"); we may continue to sustain losses and accumulated deficits in the future; we are experiencing liquidity problems and may have indications of "going concern" conditions; we are subject to risks associated in implementation of our business strategy; additional financing may be required to achieve our growth and to perform our contractual obligations; we may be forced to seek protection under applicable provisions of the federal bankruptcy code if Rabobank Nederland or one of our Mexican banks exercise their legal rights and remedies. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; labor shortages and union activity can affect our ability to hire and we are dependent on the Mexican labor market; we are subject to volatile interest rates in Mexico which could increase our capital costs; trade disputes between the United States and Mexico can result in tariffs, quotas and bans on imports, including our products, which could impair our financial condition; we are subject to governmental laws that relate to ownership of rural lands in Mexico; and we are subject to statutory employee profit sharing in Mexico. General business risks include the fact that we may be subject to product liability and product recall; we are subject to governmental and environmental regulations; we are dependent upon our management team; we have a seasonal business; we face strong competition; and we have a shareholder that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors. Risks related to our common stock include the delisting in March 2001 from the Nasdaq National market may reduce the liquidity and marketability of our common stock and may depress the market price of our common stock; "penny stock" regulations may impose restrictions on marketability of our common stock; our common stock price has been and may continue to be highly volatile; and we have never paid a dividend. For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 22 of this Form 10-Q.

    Recently Issued Accounting Pronouncements:

    Goodwill: We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This SFAS also provides that goodwill should not be amortized, but shall be tested for impairment annually or more frequently if circumstance indicates potential impairment, through a comparison of fair value to its carrying amount. As of January 1, 2002, we ceased amortization of goodwill. Transitional impairment tests of our goodwill did not require an adjustment as of January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $20,400 and $40,800 respectively, and was immaterial on a per basic and diluted share. As of December 31, 2001 and June 30, 2002, goodwill is net of accumulated amortization of $422,000.

    Impairment of Long-Lived Assets: We adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", effective January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The adoption of SFAS No. 144 did not have an impact on our consolidated financial position or results of operations.

    New Accounting Pronouncements:

    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations and financial position.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective fiscal years and financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated results of operations.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This pronouncement addresses the financial accounting and reporting costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the potential impact, if any, that the implementation will have on our consolidated results of operations and financial position.

    Reclassifications: Certain prior period items have been reclassified to conform to the current period presentation in the accompanying condensed consolidated financial statements.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we owed $1.5 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, which expired on January 2, 2002. Since January 1, 1999, we have reduced, through payments, the principal portion of our debt to Rabobank Nederland by $9.0 million, plus interest. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. As of June 30, 2002, we were not current in our interest payments to Rabobank Nederland.

    In early July 2002, our Mexican subsidiary, ICMOSA, entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte"), that amortizes the outstanding principal balance at June 30, 2002 of $3.1 million over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.75%) through December 31, 2007, with $250,000 due over the next twelve months. At March 31, 2002, the total outstanding debt to Banorte had been classified in current portion of long-term debt. In our June 30, 2002 condensed consolidated balance sheet we have reclassified $2.9 million to long-term debt. We are current in our scheduled interest payments to Banorte.

    As of June 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes that became due in various amounts and dates between July 9, 2002 to August 6, 2002. These notes have not been renewed by Bancomext. As of June 30, 2002, accrued interest on these notes of approximately $30,000, is still outstanding. Bancomext has not pursued its legal remedies under the loan agreement and we are currently working on repayment schedules that would restructure the loan repayments over a period of up to six years. No assurances, however, can be given that we will be successful in restructuring this loan.

    On February 21, 2000, we entered into a $5.1 million (48 million Mexican pesos) nine-year term financing agreement (the "FOCIR Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ('FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of June 30, 2002, total advances under the FOCIR Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. During the term of the FOCIR Agreement, we have the option to prepay the loan at any time. As of June 30, 2002 accretion accrued under the FOCIR Agreement amounted to approximately $730,000 and the weighted average accretion rate for all advances was approximately 5.5%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

    Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement could have a material adverse effect on our business, prospects, our Lemon Project and our financial condition.

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

     In prior years, our juice division had to invest significant working capital to build up its inventory during each processing season to sell in the future at market prices. As a result of our decision not to produce during the 2001/2002 juice processing season, we expect to use less working capital.

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

NOTE 5 - LEMON PROJECT

    In April 1998, GISE and Coca-Cola, entered into a twenty-year Supply Contract, with a ten-year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. As a result of several amendments to the Supply Contract during 2001, the project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000, enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered to the project by Coca-Cola. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). These groves were more mature but geographically situated apart from the remaining groves. The status of the Lemon Project as of June 30, 2002, adjusted to reflect the Supply Contract amendments and the groves sold, is as follows:

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

         Expenditures -
             Total projected expenditures                      $ 18.0 million
             Incurred since inception                            17.6 million
             Projected for remainder of 2002                      0.4 million

The planting program began in November 1996 with the first harvests in late 2000. Peak harvesting of our lemon crop generally occurs in our fourth quarter. Following is a summary of the first two years harvests, net of divestitures:

                                                        2000            2001
                                                        ----            ----
                                     Metric tons            96           3,800
                                     Billed revenue   $ 13,000       $ 560,000

    Until the groves reach commercial production, all revenues from the harvest are offset against the Lemon Project costs, which have been capitalized. Based on recent agricultural conditions in Mexico, commercial production may begin with the 2003 or 2004 harvests. Once commercial production is achieved, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

    Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement could have a material adverse effect on our business, prospects, our Lemon Project and our financial condition.

NOTE 6 - SETTLEMENT OF INDEBTEDNESS

    In June 2001, our Mexico subsidiary, ICMOSA, entered into a settlement agreement with Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer") to resolve all outstanding issues between them, including the existing litigation relating to the outstanding $4.0 million term note and accrued interest of approximately $750,000. Under the terms of the settlement agreement, ICMOSA paid $1.8 million to Bancrecer prior to the end of June 2001, as payment in full of all outstanding obligations. The portion of principal and interest forgiven by Bancrecer of approximately $2.9 million, net of professional fees associated with the settlement, has been reported as an extraordinary item in the second quarter 2001 condensed consolidated statements of operations.

NOTE 7 - NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                           --------------------------      --------------------------
                                                              2001            2002            2001            2002
                                                           ----------      ----------      ----------      ----------
                                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

NUMERATOR
Loss before extraordinary gain .......................     $   (1,777)     $   (1,652)     $   (3,060)     $   (2,019)
Extraordinary gain on forgiveness of debt ............          2,870              --           2,870              --
                                                           ----------      ----------      ----------      ----------
Net income (loss) ....................................     $    1,093      $   (1,652)     $     (190)     $   (2,019)
                                                           ==========      ==========      ==========      ==========
DENOMINATOR
Denominator for basic earnings (loss) per share -
  weighted average shares outstanding ................         14,333          21,045          14,135          21,045
                                                           ==========      ==========      ==========      ==========
Basic and diluted net loss per share before
   extraordinary gain ................................     $    (0.12)     $    (0.08)     $    (0.21)     $    (0.10)
                                                           ==========      ==========      ==========      ==========
Basic and diluted net income (loss) per share ........     $     0.08      $    (0.08)     $    (0.01)     $    (0.10)
                                                           ==========      ==========      ==========      ==========

    We had stock options outstanding of 268,000 and 132,500 at June 30, 2001 and June 30, 2002, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 8 - INVENTORIES

    Inventories consist of the following:

                                                           DECEMBER 31,      JUNE 30,
                                                               2001            2002
                                                           ------------     ----------
                                                                   (IN THOUSANDS)

                Finished goods:
                    Cut fruits .....................       $    2,964       $    1,955
                    Juice and oils .................              554               76
                                                           ----------       ----------
                                                                3,518            2,031
                Pineapple orchards .................            1,219              690
                Raw materials and supplies .........            2,018            1,905
                Advances to suppliers ..............              805              738
                                                           ----------       ----------
                           Total ...................       $    7,560       $    5,364
                                                           ==========       ==========

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

NOTE 10 - SEGMENT INFORMATION

    We have two reportable segments: packaged fruit and juice and oil.

                                              PACKAGED           JUICE
                                                FRUIT            AND OIL            TOTAL
                                             ----------        ----------        ----------

THREE MONTHS ENDED JUNE 30, 2001
--------------------------------
Net sales from external customers ....       $    6,163        $    1,702        $    7,865
Segment loss .........................             (872)             (247)           (1,119)

THREE MONTHS ENDED JUNE 30, 2002
--------------------------------
Net sales from external customers ....       $    7,365        $      257         $    7622
Segment loss .........................             (589)             (172)             (761)

SIX MONTHS ENDED JUNE 30, 2001
------------------------------
Net sales from external customers ....       $   15,159        $    3,044        $   18,203
Segment loss .........................           (1,675)             (610)           (2,285)

SIX MONTHS ENDED JUNE 30, 2002
------------------------------
Net sales from external customers ....       $   14,147        $      615        $   14,762
Segment loss .........................             (286)             (586)             (872)

    The following are reconciliations of reportable segment profit or loss to our consolidated totals.

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                   ----------------------------        ----------------------------
                                                      2001              2002              2001              2002
                                                   ----------        ----------        ----------        ----------
Total loss for reportable segments .........       $   (1,119)       $     (761)       $   (2,285)       $     (872)
Amortization of subsidiary acquisition
  costs recognized in consolidation ........              (70)               --              (140)               --
Unallocated corporate expenses
  - General and administrative .............             (299)             (270)             (588)             (530)
                                                   ----------        ----------        ----------        ----------
Loss before extraordinary gain and
  income taxes .............................       $   (1,488)       $   (1,031)       $   (3,013)       $   (1,402)
                                                   ==========        ==========        ==========        ==========

NOTE 11 - COMMITMENTS AND LITIGATION

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

    During the third quarter of 2001, we successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date to January 1, 2021, and reduced the purchase option price from $4.5 to $3.5 million. The revised purchase option also includes the assumption of approximately $1.2 million of IHMSA's debt. During 1997, we elected to advance $1.7 million to IHMSA to retire certain of its outstanding debt and during the fourth quarter of 2001 we advanced IHMSA an additional $636,000, both of which will be applied to the purchase price.

    In December 2001, we exercised our purchase option and expect to finalize formal closing documents and take title to the facility by December 31, 2002. All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At December 31, 2001 and June

30, 2002, all amounts advanced to IHMSA, of $2.3 and $2.1 million, respectively, are included in "Deposit on plant facility" in the condensed consolidated balance sheets at December 31, 2001 and June 30, 2002.

    Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement could have a material adverse effect on our business, prospects, our Lemon Project and our financial condition.

    We are subject to legal actions arising in the ordinary course of business. Our management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position, results of operation or cash flows.

PART I. - ITEM 2

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

CONVERSION TO U.S. GAAP

    We conduct substantially all of our operations through our wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters located in Cd. Victoria, Tamaulipas, Mexico, whose principal activities are the operation of two citrus juice and oil processing plants, as well as managing the Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

    Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

RESULTS OF OPERATIONS

    The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                             THREE MONTHS                        SIX MONTHS
                                                             ENDED JUNE 30,                     ENDED JUNE 30,
                                                       -------------------------         -------------------------
                                                         2001             2002             2001             2002
                                                       --------         --------         --------         --------
Net sales ........................................        100.0%           100.0%           100.0%           100.0%
Cost of products sold ............................        101.9            105.5             96.6             98.4
                                                       --------         --------         --------         --------
Gross profit (loss) ..............................         (1.9)            (5.5)             3.4              1.6
Selling, general and administrative expenses .....         17.0             13.5             14.6             13.8
                                                       --------         --------         --------         --------

Loss from operations .............................        (18.9)           (19.0)           (11.2)           (12.2)
Other income (expense):
    Interest expense .............................         (2.8)            (1.2)            (3.6)            (1.4)
    Other income .................................          0.2              0.9              0.3              1.3
    Foreign currency translation gain (loss) .....          2.6              5.8             (2.0)             2.8
                                                       --------         --------         --------         --------
                                                            0.0              5.5             (5.3)             2.7
                                                       --------         --------         --------         --------
Loss before extraordinary gain and income taxes...        (18.9)           (13.5)           (16.5)            (9.5)
Income tax expense ...............................          3.7              8.1              0.3              4.2
                                                       --------         --------         --------         --------
Loss before extraordinary gain ...................        (22.6)           (21.6)           (16.8)           (13.7)
Extraordinary gain on forgiveness of debt ........         36.5               --             15.8               --
                                                       --------         --------         --------         --------

Net income (loss) ................................         13.9%           (21.6)%           (1.0)%          (13.7)%
                                                       ========         ========         ========         ========

Three Months Ended June 30, 2002 and 2001

    Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales increased $1.3 million from $6.1 million in 2001 to $7.4 million in 2002, or 21.3%. This sales increase was primarily caused by increases in our retail sales of $900,000 from $4.4 million in 2001 to $5.3 million in 2002, or 20.5%, and an increase in our Japan sales of $200,000 from $1.2 million in 2001 to $1.4 million in 2002, or 16.7%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was primarily due to the timing of our production schedule for our citrus products. Typically, given the availability of fresh citrus, during our first and fourth quarters, we produce and ship a substantial amount of our annual citrus products. During the first six months of 2002, we extended the citrus processing season compared with prior years and reduced some of the seasonality in our production scheduling by procuring citrus from other growing regions in Mexico. The increase in our Japan sales during the second quarter of 2002 was caused by timing differences in shipments compared to the prior year quarter.

    Citrus juice and oil sales decreased $1.4 million from $1.7 million in 2001 to $257,000 in 2002, or 82.3%. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division, suspended the juice division's FCOJ operations and offered the juice divisions long-term assets for sale. Based on our intentions to sell these assets, we reclassified our juice division's long-lived assets as "Property held for sale" in our December 31, 2001 and March 31, 2002 condensed consolidated balance sheets. During the 2002 quarter we leased our Victoria juice processing plant to the largest FCOJ producer in Mexico, under a lease that expired at May 31, 2002. Subsequent to May 15, 2002, we determined that our efforts and prospects to divest our juice division's long-term assets on acceptable terms are unlikely to result in a successful transaction. As such, we are engaging in active discussions with an unaffiliated third party to lease these plants. In this regard, our board of directors adopted a resolution authorizing management to further pursue the strategic alternative of leasing these juice division assets to maximize long-term shareholder value. Based on our decision to lease and operate these facilities, we have reclassified these assets to long-term property, plant and equipment in our condensed consolidated balance sheet at June 30, 2002.

    As a result of the foregoing, net sales decreased slightly from $7.9 million in 2001 to $7.6 million in 2002, or 3.8% due to increased sales in our packaged fruit segment which were offset by reduced sales in our juice and oil segment.

    Gross profit, as a percentage, for our packaged fruit segment improved from a loss of 5.0% in 2001 to a loss of 3.5% in 2002. Gross margin improvement in the period was achieved through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2001 quarter, but was negatively impacted in the 2002 quarter by an inventory write-down of $520,000 associated with our pineapple growing operations, which reduced gross margin by 7.1%, as a result of competitive conditions in one of our pineapple varieties.

    Citrus juice and oil gross profit decreased from 9.3% in 2001 to a negative 62.5% in 2002. This decrease was primarily due to unabsorbed plant costs related to our decision not to produce during the 2001/2002 processing season and costs associated with selling our remaining inventory.

    Gross loss overall increased as a percent of net sales from a loss of 1.9% in 2001 to a loss of 5.5% in 2002 due to the factors discussed above.

    Selling, general and administrative expenses ("SG&A") decreased from $1.3 million in 2001 to $1.0 million in 2002, or 23.1%. This improvement was primarily due to reduced SG&A expenses at both our packaged fruit and juice and oil segments and those associated with being a publicly-held company.

    Interest expense decreased $128,000, from $225,000 in 2001 to $97,000 in 2002, or 56.9%. This interest expense decrease was due to a $3.6 million reduction in our total outstanding debt from $17.2 million at June 30, 2001 to $13.6 million at June 30, 2002, reduced interest rates and the capitalization of interest costs associated with our Lemon Project.

    Other income increased by $50,000 in 2002 as compared to 2001 and consists primarily of short-term rental income from a lease associated with one of our juice division plants.

    Foreign currency translation gain increased from $205,000 in 2001 to $444,000 iin 2002, resulted primarily from the conversion of our foreign subsidiaries financial statements from Mexican pesos to U.S. GAAP in U.S dollars. Foreign currency translation gains increased during the current quarter due mainly to the weakening of the exchange rate between the Mexican peso and the U.S. dollar.

    Income tax expense increased by $332,000 from $289,000 in 2001 to $621,000 in 2002, and was primarily due to an increase in our valuation allowances associated with financial and tax reporting timing differences in Mexico, which is required in accordance with U.S. GAAP.

    Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in the 2001 quarter represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million. See Note 6 to the condensed consolidated financial statements for a further discussion of this gain.

    As a result of the foregoing, we reported net income of $1.1 million in 2001 as compared to a net loss of $1.7 million in 2002.

Six Months Ended June 30, 2002 and 2001

    Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $1.1 million from $15.2 million in 2001 to $14.1 million in 2002, or 7.2%. This sales decrease was primarily caused by decreases in our retail sales of $300,000 from $9.6 million in 2001 to $9.3 million in 2002, or 3.1%, a decrease in our foodservice and industrial sales of $300,000 from $1.3 million in 2001 to $1.0 million in

2002, or 23.1% and a decrease in our Japan sales of $400,000 from $4.3 million in 2001 to $3.9 million in 2002, or 9.3%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. This slight decrease in retail sales was attributable to the timing of our production schedule for our citrus products. Typically, given the availability of fresh citrus, during our first and fourth quarters, we produce and ship a substantial amount of our annual citrus products. During the first six months of 2002, we extended the citrus processing season beyond prior years and reduced some of the seasonality in our production scheduling by procuring citrus from other growing regions in Mexico. Foodservice and industrial sales were impacted by our focus on higher margin customers, which resulted in lost revenues. The decrease in our Japan sales during the 2002 period was caused by timing differences in shipments compared to the prior year period.

    Citrus juice and oil sales decreased $2.4 million from $3.0 million in 2001 to $615,000 in 2002, or 80.0%. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division, suspended the juice division's FCOJ operations and offered the juice divisions long-term assets for sale. Based on our intentions to sell these assets, we reclassified our juice division's long-lived assets as "Property held for sale" in our December 31, 2001 and March 31, 2002 condensed consolidated balance sheets. During the 2002 quarter we leased our Victoria juice processing plant to the largest FCOJ producer in Mexico, under a lease that expired at May 31, 2002. Subsequent to May 15, 2002, we determined that our efforts and prospects to divest our juice division's long-term assets on acceptable terms are unlikely to result in a successful transaction. As such, we are engaging in active discussions with an unaffiliated third party to lease these plants. In this regard, our board of directors adopted a resolution authorizing management to further pursue the strategic alternative of leasing these juice division assets to maximize long-term shareholder value. Based on our decision to lease and operate these facilities, we have reclassified these assets to long-term property, plant and equipment in our condensed consolidated balance sheet at June 30, 2002.

    As a result of the foregoing, net sales decreased $3.4 million from $18.2 million in 2001 to $14.8 million in 2002, or 18.7% due to sales decreases in both our packaged fruit and juice and oil segments.

    Gross profit, as a percentage, for our packaged fruit segment improved from 2.3% in 2001 to 4.1% in 2002. Gross margin improvement in the period was achieved through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2001 period, but was negatively impacted in the 2002 period by an inventory write-down of $ 520,000 associated with our pineapple growing operations, which reduced gross margin by 3.7%, as a result of competitive conditions in one of our pineapple varieties.

    Citrus juice and oil gross profit decreased from 8.8% in 2001 to a loss of 54.6% in 2002. This significant decrease was primarily due to unabsorbed plant costs related to our decision not to produce during the 2001/2002 processing season and costs associated with selling our remaining inventory.

    Gross profit overall decreased as a percent of net sales from 3.4% in 2001 to 1.6% in 2002 due to the factors discussed above.

    Selling, general and administrative expenses ("SG&A") decreased $625,000 from $2.7 million in 2001 to $2.0 million in 2002, or 23.2%. This improvement was primarily due to reduced SG&A expenses at both our packaged fruit and juice and oil segments and those associated with being a publicly-held company.

    Interest expense decreased $453,000, from $652,000 in 2001 to $199,000 in 2002, or 69.5%. This decrease in interest expense was due to a $3.6 million reduction in our total outstanding debt from $17.2 million at June 30, 2001 to $13.6 million at June 30, 2002, reduced interest rates and the capitalization of interest costs associated with our Lemon Project.

    Other income increased by $135,000 in 2002 as compared to 2001 and consists primarily of short-term rental income from a lease associated with one of our juice division plants and a value added tax refund received in the 2002 period.

    Foreign currency translation gain (loss), which increased from a net loss of $366,000 in 2001 to a net gain of $408,000 in 2002, results primarily from the conversion of our foreign subsidiaries financial statements from Mexican pesos to U.S. GAAP in U.S dollars. Foreign currency translation gains increased during the current quarter due mainly to the weakening of the exchange rate between the Mexican peso and the U.S. dollar.

    Income tax expense increased by $570,000 from $47,000 in 2001 to $617,000 in 2002, and was primarily due to an increase in our valuation allowances associated with financial and tax reporting timing differences in Mexico, which is required in accordance with U.S. GAAP.

    Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in the 2001 period represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million. See Note 6 to the condensed consolidated financial statements for a further discussion of this gain.

    As a result of the foregoing, we reported a net loss of $190,000 in 2001 as compared to a net loss of $2.0 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, our cash and cash equivalents totaled $1.5 million, an increase of $402,000 from year-end 2001. During 2002, our operating activities generated cash of $2.2 million primarily from reductions in our year-end 2001 receivables and inventories of $1.4 and $2.2 million, respectively, and depreciation expense of $830,000, offset by our net loss of $2.0 million. In addition, in June 2002 we received approximately $580,000 as a cash advance under our lemon processing contract.

    As of June 30, 2002, we owed $1.5 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, which expired on January 2, 2002. Since January 1, 1999, we have reduced, through payments, the principal portion of our debt to Rabobank Nederland by $9.0 million, plus interest. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. As of June 30, 2002, we were not current in our interest payments to Rabobank Nederland.

    In early July 2002, our Mexican subsidiary, ICMOSA, entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte"), that amortizes the outstanding principal balance at June 30, 2002 of $3.1 million over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.75%) through December 31, 2007, with $250,000 due over the next twelve months. At March 31, 2002, the total outstanding debt to Banorte had been classified in current portion of long-term debt. In our June 30, 2002 condensed consolidated balance sheet we have reclassified $2.9 million to long-term debt. We are current in our scheduled interest payments to Banorte.

    As of June 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes that became due in various amounts and dates between July 9, 2002 to August 6, 2002. These notes have not been renewed by Bancomext. As of June 30, 2002, accrued interest on these notes of approximately $30,000, is still outstanding. Bancomext has not pursued its legal remedies under the loan agreement and we are currently working on repayment schedules that would restructure the loan repayments over a period of up to six years. No assurances, however, can be given that we will be successful in restructuring this loan.

    On February 21, 2000, we entered into a $5.1 million (48 million Mexican pesos) nine-year term financing agreement (the "FOCIR Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ('FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of June 30, 2002, total advances under the FOCIR Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. During the term of the FOCIR Agreement, we have the option to prepay the loan at any time. As of June 30, 2002 accretion accrued under the FOCIR Agreement amounted to approximately $730,000 and the weighted average accretion rate for all advances was approximately 5.5%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

    Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement could have a material adverse effect on our business, prospects, our Lemon Project and our financial condition.

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

    In prior years, our juice division had to invest significant working capital to build up its inventory during each processing season to sell in the future at market prices. As a result of the juice division's decision not to produce during the 2001/2002 processing season, we expect to use less working capital.

    Our 2001 audited consolidated financial statements, which is included in our Form 10-K for the fiscal year ended December 31, 2001, includes a report from our independent auditors with a "going concern" explanatory paragraph (see Note 2 to our 2001 consolidated financial statements) which discusses certain conditions that could impact our ability to continue operations under the current business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. We cannot be sure that our cash and cash equivalents on hand and our cash availability will be sufficient to meet our anticipated working capital needs and capital expenditures. We began to address our "going concern" issue and the underlying liquidity problem through the Del Monte transaction during 2000 and a fundamental change in our business strategy. We also decided to discontinue the juice division of our juice and oil segment and pursue all strategic alternatives available to maximize asset value. Our efforts so raise capital through the divestiture of our juice division's assets have been unsuccessful. To finance our current working capital requirements and our current and future expenditures, we will need to issue additional equity securities and or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

    In April 1998, GISE and Coca-Cola, an affiliate of The Coca-Cola Company, entered into a twenty-year Supply Contract, with a ten-year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. As a result of amendments to the Supply Contract during 2001, the Lemon Project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000 (enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered to the project by Coca-Cola. As a result of the amendments to the Supply Contract, substantially all of the development costs have been incurred. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). Although these were mature groves, they were geographically situated apart from the remaining groves. The status of the Lemon Project as of June 30, 2002, adjusted to reflect the Supply Contract amendments and the groves sold, is as follows:

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
     Expenditures -

             Total projected expenditures                     $ 18.0 million
             Incurred since inception                           17.6 million
             Projected for remainder of 2002                     0.4 million

    The planting program began in November 1996 with the first harvests in late 2000. Peak harvesting of our lemon crop generally occurs in our fourth quarter. Following is a summary of the first two years harvests, net of divestitures:

                                                        2000            2001
                                                        ----            ----
                                     Metric tons            96            3,800
                                     Billed revenue   $ 13,000        $ 560,000

    Until the groves reach commercial production, all revenues from the harvest are offset against the Lemon Project costs, which have been capitalized. Based on recent agricultural conditions in Mexico, commercial production may begin with the 2003 or 2004 harvests. Once commercial production begins, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

    Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement could have a material adverse effect on our business, prospects, our lemon project and our financial condition.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective fiscal years and financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated results of operations.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". This pronouncement addresses the financial accounting and reporting costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the potential impact, if any, that the implementation will have on our consolidated results of operations and financial position.

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

    We began to address the "going concern" issue and the underlying liquidity problem through the Del Monte transaction, the rights offering, the discontinuance of our juice division in our juice and oil business segment and a fundamental change in our business strategy. Our efforts to raise capital through the divestiture of our juice division's assets have been unsuccessful. To finance current and future expenditures, we will need to issue additional equity securities and/or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE FEDERAL BANKRUPTCY CODE IF RABOBANK NEDERLAND OR ONE OF OUR MEXICAN BANKS EXERCISE THEIR LEGAL RIGHTS AND REMEDIES.

    As of June 30, 2002, we owed $1.5 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, which expired on January 2, 2002. Since January 1, 1999, we have reduced, through payments, the principal portion of our debt to Rabobank Nederland by $9.0 million, plus interest. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. We are not current in our scheduled interest payments to Rabobank Nederland. As of June 30, 2002, we were not current in our interest payments to Rabobank Nederland.

    As of June 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes which became due in various amounts and dates between July 9, 2002 to August 6, 2002. These notes have not been renewed by Bancomext. As of June 30, 2002, accrued interest on these notes of approximately $30,000, is still outstanding. Bancomext has not pursued its legal remedies under the loan agreement and we are currently working on repayment schedules that would restructure the loan repayments over a period of up to six years. No assurances, however, can be given that we will be successful in restructuring this loan.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

    We have sustained net losses in the last five fiscal years and in the first six months of 2002. As of June 30, 2002 our accumulated deficit was $45.4 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in the last five years and during the first six months of 2002, there can be no assurance that we will achieve a profitable level of operations in fiscal 2002 or, if profitability is achieved that it can be sustained.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

    We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and the entering into a long-term supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, sales to them represented 46.4% of our 2001 net sales and 59.2 % for the six months ended June 30, 2002. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the long-term supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our consolidated results of operations and financial condition.

WE ARE SUBJECT TO RISKS ASSOCIATED IN IMPLEMENTATION OF OUR BUSINESS STRATEGY.

    We are subject to our ability to implement our business strategy and improve our operating results, which will depend in part on our ability to realize significant cost savings associated with our supply agreement with Del Monte through operating efficiencies, achieve additional sales penetration for products sold into foreign markets and develop new products and customers in our packaged fruit segment. No assurance can be given that we will be able to achieve such goals or that, in implementing cost saving measures, it will not impair our ability to respond rapidly or efficiently to changes in the competitive environment. In such circumstances, our consolidated results of operations and financial condition could be materially adversely affected.

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

ADDITIONAL FINANCING MAY BE REQUIRED TO PERFORM OUR CONTRACTUAL OBLIGATIONS.

    Our juice processing division has a long-term lemon processing contract with an affiliate of the Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement could have a material adverse effect on our business, prospects, our lemon project and our consolidated financial condition.

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

    Significant fluctuations in the exchange rate of the Mexican peso compared to the U.S. dollar, as well as the Mexican inflation rate, could significantly impact our ability to fulfill our contractual obligations under the Del Monte supply agreement in a profitable manner, which could result in a material adverse effect upon our consolidated results of operations and financial conditions.

WE ARE DEPENDENT UPON FRUIT GROWING CONDITIONS, ACCESS TO WATER AND AVAILABILITY AND PRICE OF FRESH FRUIT.

    We grow grapefruit and pineapples used in our packaged fruit operations and grow Italian lemons pursuant to the terms of a long-term supply contract with an affiliate of Coca-Cola. Severe weather conditions, lack of water and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of one or more of our products and could significantly impact the development of the Lemon Project. A substantial amount of our growing operations are irrigated and a lack of water has not had a material adverse effect on our growing operations for many years. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on results of operations and financial conditions. In addition, we also source a substantial amount of our raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of our raw materials or otherwise adversely affect our operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If we are unable to pass along the increased raw material costs, our consolidated financial condition and results of operations could be materially adversely affected.

LABOR SHORTAGES AND UNION ACTIVITY COULD AFFECT OUR ABILITY TO HIRE AND WE ARE DEPENDENT ON THE MEXICAN LABOR MARKET.

    We are heavily dependent upon the availability of a large labor force to produce our products. The turnover rate among the labor force is high. If it becomes necessary to pay more to attract labor, our labor costs will increase.

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

WE ARE SUBJECT TO STATUTORY EMPLOYEE PROFIT SHARING IN MEXICO.

    All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not had to pay any profit sharing. Statutory employee profit sharing expense, when paid, is reflected in our cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Our net losses on a consolidated basis as shown in the condensed consolidated financial statements are not a meaningful indication of taxable income of our subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

WE ARE SUBJECT TO VOLATILE INTEREST RATES IN MEXICO, WHICH COULD INCREASE OUR CAPITAL COSTS.

    We are subject to volatile interest rates in Mexico. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. High interest rates restrict the availability and raise the cost of capital for our Mexican subsidiaries and for growers and other Mexican parties with whom we do business, both for borrowings denominated in pesos and for borrowings denominated in dollars. As a result, costs of operations for our Mexican subsidiaries could be higher.

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

                             GENERAL BUSINESS RISKS

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND PRODUCT RECALL.

    We produce a consumer product that is subject to product recall. The testing, marketing, distribution and sale of food and beverage products entail an inherent risk of product liability and product recall. There can be no assurance that product liability claims will not be asserted against us or that we will not be obligated to recall our products. Although we maintain product liability insurance coverage in the amount of $11,000,000 per occurrence, there can be no assurance that this level of coverage is adequate. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our consolidated results of operations and financial condition.

WE ARE SUBJECT TO GOVERNMENTAL AND ENVIRONMENTAL REGULATIONS.

    We are subject to numerous domestic and foreign governmental and environmental laws and regulations as a result of our agricultural, food and juice processing activities.

    The Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, and other federal and state regulatory agencies in the United States extensively regulate our activities in the United States. The manufacturing, processing, packing, storage, distribution and labeling of food and juice products are subject to extensive regulations enforced by, among others, the FDA and to inspection by the USDA and other federal, state, local agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. We believe that our products satisfy, and any new products will satisfy, all applicable regulations and that all of the ingredients used in our products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our consolidated results of operations and financial condition.

    The Secretaria de Agricultura, Ganaderia, Desarrollo Rural, Pesca y Alimentacion (SAGARPA), the Secretaria de Medio Ambiente y Recursos Naturales (SEMARNAT), the Secretaria de Salud (SS), and other federal and state regulatory agencies in Mexico extensively regulate our Mexican operations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. On a daily basis, we test our products in our internal laboratories and, periodically, submit samples of our products to independent laboratories for analysis. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on results of operations and financial condition. Although we believe that our facilities are currently in compliance with all applicable environmental laws, failure to comply with any such laws could have a material adverse effect on our consolidated results of operations and financial condition.

WE ARE DEPENDENT UPON OUR MANAGEMENT TEAM.

    We rely on the business, technical expertise and experience of our senior management and certain other key employees. The loss of the services of any of these individuals could have a material adverse effect on results of operations and financial condition. We believe that our future success is also dependent upon our ability to continue to attract and retain qualified personnel in all areas of our business. No senior members of our Mexican operations are bound by non-compete agreements, and if such members were to depart and subsequently compete with us, such competition could have a material adverse effect on our consolidated results of operations and financial condition.

WE HAVE A SEASONAL BUSINESS.

    We are a seasonal business and, as with any agribusiness, demand for our citrus and tropical fruit products is strongest during the fall, winter and spring when many seasonal fresh products are not readily available for sale in supermarkets in North America. In addition, a substantial portion of our exports to Japan are processed and shipped during the first and fourth quarters of each year. Management believes our quarterly consolidated net sales will continue to be impacted by this pattern of seasonality.

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

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

    M & M Nominee LLC ("M & M Nominee") now owns 13,149,274 shares of our common stock accounting for 62.5% of all issued and outstanding shares. As a result, M & M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit the taking of any action by our company that is not acceptable to M & M Nominee.

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

PART I. - ITEM 3

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                                  Estimated
                                                                                                                    Fair
                                                                                             There-                 Value
                                 2002         2003        2004        2005       2006        after       Total      6/30/02
                                -------     -------     -------     -------     -------     -------     -------   ---------

Long-term debt, including
   current portion
     Fixed rate                 $   522     $    28     $    13     $    --     $    --     $    --     $   563    $   563
     Average interest rate         18.2%        6.9%        6.9%

     Variable rate              $   196     $   300     $   300     $   400     $   700     $ 6,196     $ 8,092    $ 8,082
     Average interest rate          8.6%        7.3%        7.3%        7.3%        7.3%        6.8%

    At June 30, 2002, U.S. dollar denominated long-term debt amounted to $3.2 million as compared to Mexican peso denominated long-term debt of $5.4 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Our company is subject to legal actions arising in the ordinary course of business. Management does not believe that the outcome of any such legal action would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. SALE OF UNREGISTERED SECURITIES

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Risk Factors - Risks Relating to Our Financial Condition - We may be forced to seek protection under applicable provisions of the federal bankruptcy code if Rabobank Nederland or one of our Mexican banks exercise their legal rights and remedies", for a discussion of our noncompliance with our loan agreements with Bancomext and Rabobank Nederland.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits:

         EXHIBIT NO. 99

         99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.       Reports on Form 8-K:

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE UNIMARK GROUP, INC.
                                         -----------------------
                                                 Registrant


Date:  August 19, 2002                /s/  Emilio Castillo Olea
      -----------------           ------------------------------------------
                                  Emilio Castillo Olea, President
                                  (Principal Executive Officer)


Date:  August 19, 2002                 /s/ David E. Ziegler
       ----------------           ------------------------------------------
                                  David E. Ziegler, Chief Financial Officer
                                     (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 99(a)          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99(b)          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002