Form 10-Q
period 2002-09-30
UNIMARK GROUP INC
filed 2002-11-19
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK (ONE)
   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

                                       or

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
                                              ---      ---
           As of November 18, 2002, the number of shares outstanding of each class of common stock was:

                Common Stock, $0.01 par value: 21,044,828 shares

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets,
            December 31, 2001 and September 30, 2002................................................... 3
          Condensed Consolidated Statements of Operations
            for the three and nine months ended September 30, 2001 and 2002............................ 4
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2001 and 2002...................................... 5
          Notes to Condensed Consolidated Financial Statements - September 30, 2002.................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........15

Item 3.   Quantitative and Qualitative Disclosures About Market Risks..................................29

Item 4.   Controls and Procedures......................................................................29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................30

Item 2.   Sale of Unregistered Securities..............................................................30

Item 3.   Defaults Upon Senior Securities..............................................................30

Item 4.   Submission of Matters to a Vote of Security Holders..........................................30

Item 5.   Other  Information...........................................................................30

Item 6.   Exhibits and Reports on Form 8-K.............................................................30


SIGNATURES.............................................................................................31

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                          DECEMBER 31,        SEPTEMBER 30,
                                                                              2001                2002
                                                                         ----------------    ----------------
                                                                            (NOTE 1)           (UNAUDITED)
                                                   ASSETS
Current assets:
   Cash and cash equivalents......................................           $   1,135        $    487
   Accounts receivable - trade, net of allowance of $1,317 in
     2001 and $979 in 2002........................................               2,311             725
   Accounts receivable - other....................................                 219             234
   Note receivable................................................                 340             358
   Income and value added taxes receivable........................                 537             758
   Inventories....................................................               7,560           4,382
   Prepaid expenses...............................................                 239             118
   Property held for sale.........................................               5,372              --
                                                                         ----------------    ----------------
         Total current assets.....................................              17,713           7,062
Property, plant and equipment, net................................              27,459          33,212
Goodwill, net.....................................................               2,516           2,516
Deposit on plant facility.........................................               2,262           2,057
Note receivable, less current portion.............................                 259              27
Other assets......................................................                 203             234
                                                                         ----------------    ----------------
         Total assets.............................................           $  50,412        $ 45,108
                                                                         ================    ================

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings..........................................           $   5,437        $  4,961
   Current portion of long-term debt..............................               2,243             856
   Accounts payable - trade ......................................               3,845           3,471
   Accrued liabilities............................................               4,767           5,326
                                                                         ----------------    ----------------
         Total current liabilities................................              16,292          14,614
Long-term debt, less current portion..............................               6,851           7,694
Deferred Mexican statutory profit sharing and income taxes........               1,730           1,579
Commitments

Shareholders' equity:

   Common stock, $0.01 par value:

     Authorized shares - 40,000,000;
     Issued and outstanding shares - 21,044,828 in 2001 and 2002..                 210             210
   Additional paid-in capital.....................................              68,671          68,671
   Accumulated deficit............................................             (43,342)        (47,660)
                                                                         ----------------    ----------------
         Total shareholders' equity...............................              25,539          21,221
                                                                         ----------------    ----------------
         Total liabilities and shareholders' equity...............           $  50,412        $ 45,108
                                                                         ================    ================

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------   --------------------------------
                                                      2001             2002              2001              2002
                                                  -------------    --------------   ---------------    -------------
                                                          (In thousands, except for per share amounts)

Net sales......................................    $    5,265        $   5,435         $ 23,468           $ 20,197
Cost of products sold..........................         5,798            6,536           23,389             21,062
                                                   ----------        ---------         --------           --------
Gross profit (loss)............................          (533)          (1,101)              79               (865)
Selling, general and administrative expenses...         1,536              846            4,199              2,884
                                                   ----------        ---------         --------           --------
Loss from operations...........................        (2,069)          (1,947)          (4,120)            (3,749)
Other income (expense):
   Interest expense............................          (177)            (130)            (829)              (329)
   Other income................................           151               51              207                242
   Foreign currency translation gain (loss)....            13             (104)            (353)               304
                                                   ----------        ---------         --------           --------
                                                          (13)            (183)            (975)               217
                                                   ----------        ---------         --------           --------
Loss before extraordinary gain and
   income tax expense..........................        (2,082)          (2,130)          (5,095)            (3,532)
Income tax expense.............................           241              169              288                786
                                                   ----------        ---------         --------           --------
Loss before extraordinary gain.................        (2,323)          (2,299)          (5,383)            (4,318)
Extraordinary gain on forgiveness of debt......            --               --            2,870                 --
                                                   ----------        ---------         --------           --------
Net loss.......................................    $   (2,323)       $  (2,299)        $ (2,513)          $ (4,318)
                                                   ==========        =========         ========           ========

Basic and diluted income (loss) per share:
   Loss before extraordinary gain..............    $    (0.11)       $   (0.11)        $  (0.32)          $  (0.21)

   Extraordinary gain on forgiveness of debt...            --               --             0.17                 --
                                                   ----------        ---------         --------           --------
   Net loss per share..........................    $    (0.11)       $   (0.11)        $  (0.15)          $  (0.21)
                                                   ==========        =========         ========           ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ------------------------------------
                                                                              2001                2002
                                                                         ----------------    ----------------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ................................................................   $ (2,513)             (4,318)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
    Depreciation.........................................................      1,638               1,251
    Amortization of goodwill and other intangible assets.................         85                  --
    Deferred Mexican statutory profit sharing and income taxes...........          9                (151)
    Extraordinary gain on forgiveness of debt............................     (2,870)                 --
    Cash provided by (used in) operating working capital:
        Receivables......................................................      4,398               1,564
        Inventories......................................................      1,927               3,178
        Prepaid expenses.................................................        240                 121
        Accounts payable and accrued liabilities.........................     (1,807)                185
                                                                         ----------------    ----------------
Net cash provided by operating activities................................      1,107               1,830
                                                                         ----------------    ----------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment...............................     (2,945)             (1,632)
Decrease in deposit on plant facility....................................         23                 205
Decrease (increase) in other assets......................................        180                 (31)
                                                                         ----------------    ----------------
Net cash used in investing activities....................................     (2,742)             (1,458)
                                                                         ----------------    ----------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock...............................      4,976                  --
Proceeds from issuance of short-term promissory note.....................      1,800                  --
Payment of short-term promissory note....................................     (1,800)                 --
Decrease in short-term and current portion of long-term debt.............     (2,978)               (999)
Payment of long-term debt................................................        (23)                (21)
                                                                         ----------------    ----------------
Net cash provided by (used in) financing activities......................      1,975              (1,020)
                                                                         ----------------    ----------------

Net increase (decrease) in cash and cash equivalents.....................        340                (648)
Cash and cash equivalents at beginning of period.........................      1,075               1,135
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period...............................    $ 1,415          $      487
                                                                         ================    ================

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  1 - SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Our company, The UniMark Group, Inc., a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico.

     We conduct substantially all of our operations through our wholly-owned operating subsidiaries. In Mexico, our subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States our subsidiary is UniMark Foods, Inc. ("UniMark Foods").

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

    Within our juice and oil segment, we are continuing our agricultural development strategy. Pursuant to a long-term Supply Contract with The Coca-Cola Export Corporation ("Coca-Cola"), an affiliate of The Coca-Cola Company, which was amended during 2001, we acquired, developed and planted approximately 6,400 acres of Italian lemon groves (the "Lemon Project"). The planting program began in November 1996 and harvesting of the first crops commenced in late 2000. Based on recent agricultural conditions in Mexico, commercial production may not begin until the 2004 harvest.

    Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, we explored various strategic alternatives for our juice division. We suspended our frozen concentrate orange juice operations and offered the juice divisions plants for sale. Based on our intentions to sell these assets, we reclassified our juice division's long-lived assets as "Property held for sale" in our December 31, 2001 and March 31, 2002 condensed consolidated balance sheets. During the first quarter of 2002, we leased our Victoria juice processing plant to the largest FCOJ producer in Mexico, under a lease that expired May 31, 2002.

    Subsequent to May 15, 2002, we determined that our efforts and prospects to divest our juice division's long-term assets on acceptable terms were unlikely given current market conditions. As such, we engaged in active discussions with an unaffiliated third party to lease these plants. In this regard, we pursued the strategic alternative of leasing or operating our juice plants. Based on our decision to lease or operate these plants, these plant assets are now classified as long-term property, plant and equipment in our condensed consolidated balance sheet at September 30, 2002. On November 1, 2002, our Mexican subsidiary, GISE, entered into an operating agreement with a third party to produce various citrus juices and concentrates during the 2002/2003 juice processing season. See Note 12 to the condensed consolidated financial statements for a further discussion of this operating agreement.

     Going Concern Considerations: The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have sustained net losses in each of the last five fiscal years and in the first nine months of 2002. As of September 30, 2002, our accumulated deficit was $47.7 million, we are unable to repay two of our Mexican subsidiaries loans and accrued interest under expired loan agreements, we had a working capital deficit of $7.5 million, our on hand cash balances were $487,000 and we are generating negative gross margins. Also, our efforts to raise capital through the divestiture of our juice division's assets were unsuccessful. Our cash requirements for the remainder of 2002 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for the remainder of 2002 and beyond are significantly greater than current levels of available financing. We have, in recent years, relied upon sales of our common stock to our principal shareholder and bank financing to finance our working capital and certain of our capital expenditures. Our inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on us and our projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments. These matters raise substantial doubt about our ability to continue as a going concern.

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

     Our independent public accountants have informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended September 30, 2002, prior to the filing of this Form 10-Q. As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter ended September 30, 2002 have not been reviewed by our independent public accountants as required pursuant to Rule 10-01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete. As soon as our independent public accountants complete their review of our third quarter 2002 financial statements, we will file an amended Form 10-Q/A.

     Interim Financial Statements: The condensed consolidated financial statements at September 30, 2002, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of future financial results.

    Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Risk Factors: Our operations are subject to risk factors that could impact our business. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. Risks relating to our financial condition include the fact that we are experiencing significant liquidity problems and have many indications of "going concern" conditions; we may be forced to seek protection under applicable provisions of the federal bankruptcy code if Rabobank Nederland or one of our Mexican banks exercise their legal rights and remedies; we may continue to sustain losses and accumulated deficits in the future; we are dependent upon a limited number of customers; we are subject to risks associated in implementation of our business strategy; additional financing will be required to achieve our growth and to perform our contractual obligations. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; we are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit; labor shortages and union activity could affect our ability to hire and we are dependent on the Mexican labor market; we are subject to statutory employee profit sharing in Mexico; we are subject to volatile interest rates in Mexico which could increase our capital costs; trade disputes between the United States and Mexico could result in tariffs, quotas and bans on imports, including our products, which could impair our financial condition; we are subject to governmental laws that relate to ownership of rural lands in Mexico. General business risks include the fact that we may be subject to product liability and product recall; we are subject to governmental and environmental regulations; we are dependent upon our management team; we have a seasonal business; we face strong competition; and we have a shareholder that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors. Risks related to our common stock include the delisting in March 2001 from the Nasdaq National Market may reduce the liquidity and marketability of our common stock and may depress the market price of our common stock; "penny stock" regulations may impose restrictions on marketability of our common stock; our common stock price has been and may continue to be highly volatile; and we have never paid a dividend. For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 22 of this Form 10-Q.

     Recently Issued Accounting Pronouncements:

     Goodwill: We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This SFAS also provides that goodwill should not be amortized, but shall be tested for impairment annually or more frequently if circumstance indicates potential impairment, through a comparison of fair value to its carrying amount. As of January 1, 2002, we ceased amortization of goodwill. Transitional impairment tests of our goodwill did not require an adjustment as of January 1, 2002. Goodwill amortization for the three and nine month periods ended September 30, 2001 was $20,400 and $61,200 respectively, and was immaterial on a basic and diluted per share basis. As of December 31, 2001 and September 30, 2002, goodwill is net of accumulated amortization of $422,000.

     Impairment of Long-Lived Assets: We adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", effective January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated results of operations.

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

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we owed $1.5 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, which expired on January 2, 2002. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. As of September 30, 2002, accrued interest of approximately $60,000 was outstanding.

     In early July 2002, our Mexican subsidiary, ICMOSA, entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte"), which amortized the outstanding principal balance at June 30, 2002 of $3.1 million over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.75%) through December 31, 2007, with $275,000 due over the next twelve months. In our September 30, 2002 condensed consolidated balance sheet we have classified $2.7 million as long-term debt. We are current in our scheduled interest payments to Banorte.

     As of September 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes that became due in various amounts and dates between July 9, 2002 and August 6, 2002. Bancomext has not renewed these notes. As of September 30, 2002, accrued interest on these notes of approximately $67,000 was outstanding. Because we are currently exploring a restructuring of these notes with Bancomext, to date, they have not pursued their legal remedies under the loan agreement. No assurances can be given, however, that we will be successful in our restructuring efforts. If Bancomext were to exercise all of its rights and remedies, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to continue as a going concern.

    On February 21, 2000, we entered into a $5.1 million (48 million Mexican pesos) nine-year term financing agreement (the "FOCIR Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural (`FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of September 30, 2002, total advances under the FOCIR Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. During the term of the FOCIR Agreement, we have the option to prepay the loan at any time. As of September 30, 2002, accretion accrued under the FOCIR Agreement amounted to $744,000 and the weighted average annual accretion rate for all advances was approximately 5.4%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

     Under the terms of our lemon processing contract with Coca-Cola, we have the option to receive an advance on the current years processing volume. This advance can be up to 50% of the prior years billings. Accordingly, in June 2002, we requested and received a $580,000, non-interest, cash advance. This cash advance is being amortized during the current processing season billings. As of September 30, 2002, approximately $450,000 of this advance was outstanding.

     In September 2002, we received $800,000 as a working capital cash advance from our largest customer, in connection with the production of a new product beginning in the fourth quarter of 2002. This advance is being repaid in 16 weekly installments of $50,000 commencing in mid October 2002. Interest at 8.5% will be included with the final payment.

     Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of lemons for Coca-Cola. Our current processing capacity for Italian lemons is approximately 40,000 metric tons. During the current processing season, we anticipate processing between 25,000 and 30,000 metric tons. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures or additional processing capacity. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement or to secure additional processing capacity could have a material adverse effect on our business, prospects, Lemon Project and financial condition.

    In recent years, we have relied upon bank financing, principally short-term, to finance our working capital and certain of our capital expenditure needs. Presently, we are in active discussions with several financial institutions to replace working capital facilities that expired to establish a working capital debt facility for the Lemon Project and are pursuing equity alternatives. Our failure to obtain additional financing beyond current levels to meet our working capital and capital expenditure requirements could have a material adverse effect on us and our ability to continue as a going concern.

NOTE  3 - SALE OF COMMON STOCK AND INCREASE IN AUTHORIZED SHARES

     On June 25, 2001, we completed a rights offering wherein existing shareholders purchased an additional 7,106,502 shares of common stock at a price of $0.73 per share, with gross proceeds to us of approximately $5.2 million. Our largest shareholder, M & M Nominee, LLC, purchased 6,849,315 shares in the offering, increasing their ownership to 13,149,274 shares, or 62.5% of our outstanding common stock. As a result of the rights offering, our outstanding shares of common stock increased to 21,044,828.

     At our annual meeting held in June 2001, shareholders approved an amendment to our Articles of Incorporation that increased the authorized number of shares of our common stock from 20,000,000 shares to 40,000,000 shares.

NOTE  4 - RELATED PARTY TRANSACTIONS

     Effective September 1, 2000, we entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to be our President and Chief Executive Officer at an annual rate of $150,000. Mr. Castillo is also a Director of Promecap, S.C.

     On February 15, 2001, we borrowed $1.8 million under the terms of an unsecured, 12% promissory note from our largest shareholder. This note was repaid in June 2001, including accrued interest of approximately $78,000, from the proceeds of the rights offering.

NOTE 5 - LEMON PROJECT

    In April 1998, GISE and Coca-Cola, entered into a twenty-year Supply Contract, with a ten-year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. As a result of several amendments to the Supply Contract during 2001, the project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000, enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered to the project by Coca-Cola. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres), with all the proceeds used to reduce outstanding debt. These groves were more mature but geographically situated apart from the remaining groves. The status of the Lemon Project as of September 30, 2002, adjusted to reflect the Supply Contract amendments and the groves disposed, is as follows:

                                                               HECTARES         ACRES
                                                               --------         -----
         Land -
             Acquired.........................................    2,862         7,071
             Prepared and planted.............................    2,572         6,353
             Land held in reserve and access roads............      290           718

         Expenditures -
             Total projected expenditures, as revised.........          $20.5 million
             Incurred since inception.........................           18.0 million
             Projected for remainder of 2002 and beyond.......            2.5 million

The planting program began in November 1996 with the first harvests in late 2000. Peak harvesting of our lemon crop generally occurs in our fourth quarter. Following is a summary of the first two years harvests, net of divestitures:

                                                          2000           2001
                                                        --------       --------

                 Metric tons...........................       96          3,800
                 Billed revenue........................ $ 13,000       $560,000

     Until the groves reach commercial production, all revenues from the harvest, net of harvesting and shipping costs to our processing plant, are offset against the Lemon Project costs, which are capitalized. Based on recent agricultural conditions in Mexico, commercial production may not begin until the 2004 harvest. As a result, we have revised our total projected expenditures to reflect this delay. Once commercial production is reached, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

     Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to process annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. Our current processing capacity for Italian lemons is approximately 40,000 metric tons. During the current processing season, we anticipate processing between 25,000 and 30,000 metric tons. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures or securing additional processing capacity. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement or to secure additional processing capacity could have a material adverse effect on our business, prospects, Lemon Project and financial condition.

NOTE  6 - SETTLEMENT OF INDEBTEDNESS

     In June 2001, our Mexico subsidiary, ICMOSA, entered into a settlement agreement with Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer") to resolve all outstanding issues between them, including the existing litigation relating to the outstanding $4.0 million term note and accrued interest of approximately $750,000. Under the terms of the settlement agreement, ICMOSA paid $1.8 million to Bancrecer prior to the end of June 2001, as payment in full of all outstanding obligations. The portion of principal and interest forgiven by Bancrecer of approximately $2.9 million, net of professional fees associated with the settlement, has been reported as an extraordinary gain in the nine months ended September 30, 2001 condensed consolidated statement of operations.

NOTE  7 - NET LOSS PER SHARE

    The following table sets forth the computation of our basic and diluted loss per share:

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                     ------------------------   -----------------------
                                                        2001         2002          2001         2002
                                                     ----------   -----------   ----------   ----------
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Loss before extraordinary gain...................    $   (2,323)  $  (2,299)      $ (5,383)   $ (4,318)
Extraordinary gain...............................            --          --          2,870          --
                                                     ----------   ---------       --------    --------
Net loss.........................................    $   (2,323)  $  (2,299)      $ (2,513)   $ (4,318)
                                                     ----------   ---------       --------    --------
DENOMINATOR
Denominator for basic loss per share - weighted
  average shares outstanding.....................        21,045      21,045         16,463      21,045
                                                     ==========   =========       ========    ========
Basic and diluted net loss before extraordinary
gain  per share..................................    $   (0.11)    $  (0.11)       $ (0.32)    $ (0.21)
                                                     ==========   =========       ========    ========
Basic and diluted net loss per share.............    $   (0.11)    $  (0.11)       $ (0.15)    $ (0.21)
                                                     ==========   =========       ========    ========

    We had stock options outstanding of 268,000 and 132,500 at September 30, 2001 and September 30, 2002, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE  8 - INVENTORIES

    Inventories consist of the following:

                                                        DECEMBER 31,       SEPTEMBER 30,
                                                            2001               2002
                                                        ------------       -------------
                                                                 (IN THOUSANDS)
    Finished goods:
        Cut fruits ...............................       $  2,964              $ 1,893
        Juice and oils ...........................            554                   12
                                                         --------              -------
                                                            3,518                1,905
    Pineapple orchards............................          1,219                   --
    Raw materials and supplies....................          2,018                1,768
    Advances to suppliers.........................            805                  709
                                                         --------              -------
               Total                                     $  7,560              $ 4,382
                                                         ========              ========

NOTE 9 - DELISTING FROM THE NASDAQ NATIONAL MARKET

     On March 14, 2001, we received a Nasdaq Staff Determination indicating that we failed to present a definitive plan which would enable us to evidence compliance satisfying all requirements for continued listing on Nasdaq's National Market System ("NMS") within a reasonable period of time and to sustain compliance with those requirements over the long-term. The continued listing requirements that we were unable to sustain were the minimum bid of $1.00 per share for over thirty consecutive trading days and the minimum market value of public float of $5.0 million. As such, our common stock was delisted from the Nasdaq's NMS effective at the opening of business on March 15, 2001. Our common stock now trades on the Over-the-Counter Electronic Bulletin Board under the symbol "UNMG.OB".

NOTE  10 - SEGMENT INFORMATION

    We have two reportable segments: packaged fruit and juice and oil.

                                                  PACKAGED         JUICE
                                                   FRUIT          AND OIL          TOTAL
                                                ------------    -----------     -----------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers...........     $   3,681         $ 1,584       $   5,265
Segment loss ..............................        (1,251)           (378)         (1,629)

THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers...........     $   5,036         $   399       $   5,435
Segment loss...............................        (1,716)           (152)         (1,868)

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers...........      $ 18,840         $ 4,628        $ 23,468
Segment loss...............................        (2,925)           (988)         (3,913)

NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers...........      $ 19,183         $ 1,014        $ 20,197
Segment  loss..............................        (2,003)           (738)         (2,741)

    The following are reconciliations of reportable segment profit or loss to our consolidated totals.

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                            -----------------------------  -----------------------------
                                                 2001          2002            2001           2002
                                            -----------------------------  -------------- --------------
Total loss for reportable segments.......   $   (1,629)       $ (1,868)      $ (3,913)      $ (2,741)
Amortization of subsidiary acquisition
  costs recognized in consolidation......          (70)             --           (211)            --
Unallocated corporate expenses
  -  General and administrative..........         (383)           (262)          (971)          (791)
                                            ----------        --------       --------       --------
Loss before extraordinary gain and income
  tax expense............................   $    (2,082)      $ (2,130)      $ (5,095)      $ (3,532)
                                            ===========       ========       ========       ========


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

     During the third quarter of 2001, we negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date to January 1, 2021, and reduced the purchase option price from $4.5 to $3.5 million, which includes the assumption of approximately $1.2 million of IHMSA's debt. During 1997, we elected to advance $1.7 million to IHMSA to retire certain of its outstanding debt and during the fourth quarter of 2001 we advanced IHMSA an additional $636,000, both of which will be applied to the purchase price.

     In December 2001, we exercised our purchase option and expect to finalize formal closing documents and take title to the facility by December 31, 2002. All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At December 31, 2001 and September 30, 2002, all amounts advanced to IHMSA, of $2.3 and $2.1 million, respectively, are included in "Deposit on plant facility" in the condensed consolidated balance sheets at December 31, 2001 and September 30, 2002.

     Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to processing annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. Our current processing capacity for Italian lemons is approximately 40,000 metric tons. During the current processing season, we anticipate processing between 25,000 and 30,000 metric tons. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures or securing additional processing capacity. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or to restructure our lemon processing agreement or to secure additional processing capacity could have a material adverse effect on our business, prospects, Lemon Project and financial condition.

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries. On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate" styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa

Engracia S.A. de C.V., Defendants, was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. Although the ultimate resolution of this matter cannot be determined at this time, any unfavorable outcome could have a material adverse effect on our financial condition and in our ability to continue as a going concern.

     In September 2002, we settled certain claims made by the owners of a juice processing facility in Mexico that was previously leased. Under the settlement, we paid the claimant $125,000 in cash to discharge all claims against certain of our Mexican subsidiaries and certain of our former and current officers and directors. This settlement was provided for in prior period financial statements.

NOTE  12 - SUBSEQUENT EVENTS

    On November 1, 2002, our Mexican subsidiary, GISE, entered into an operating agreement with a third party to process various citrus juices and concentrates at our Poza Rica plant for the period of November 1, 2002 through October 31, 2003 and at our Victoria plant from January 1, 2003 through May 31, 2003. The operating agreement requires the third party to pay a fixed processing fee of $400,000 for the processing of products at the two plants, reimburse us for substantially all of the plants' variable production expenses, reimburse us for all the labor costs associated with the Poza Rica plant and $25,000 of the Victoria plant labor costs and provide all the citrus fruit to be processed. In addition, the operating agreement can be terminated by either party upon the occurrence of specified conditions with defined financial penalties. Finalization of the operating agreement is subject to the third party entering into a binding agreement with a certain equipment supplier by November 26, 2002.

     Subsequent to September 30, 2002, our current president and chief executive officer announced his intentions to resign his officer position for personal reasons. Although no specific timetable has been established for his departure, our board of directors have established search criteria for his replacement.


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

RESULTS OF OPERATIONS

    The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                    THREE MONTHS                 NINE MONTHS
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                              ---------------------------  ---------------------------
                                                  2001         2002            2001         2002
                                                  ----         ----            ----         ----
Net sales...................................      100.0%       100.0%          100.0%       100.0%
Cost of products sold.......................      110.1        120.3            99.7        104.3
                                              ---------      -------         -------      -------
Gross profit (loss).........................      (10.1)       (20.3)            0.3         (4.3)
Selling, general and administrative expenses       29.2         15.5            17.9         14.3
                                              ---------      -------         -------      -------
Loss from operations........................      (39.3)       (35.8)          (17.6)       (18.6)
Other income (expense):
    Interest expense........................       (3.3)        (2.4)           (3.5)        (1.6)
    Other income............................        2.9          0.9             0.9          1.2
    Foreign currency translation gain (loss)        0.2         (1.9)           (1.5)         1.5
                                              ---------      -------         -------      -------
                                                   (0.2)        (3.4)           (4.1)         1.1
                                              ---------      -------        --------      -------
Loss before extraordinary gain and income
    tax expense.............................      (39.5)       (39.2)          (21.7)       (17.5)
Income tax expense..........................        4.6          3.1             1.2          3.9
                                              ---------      -------         -------      -------
Loss before extraordinary gain..............      (44.1)       (42.3)          (22.9)       (21.4)
Extraordinary gain on forgiveness of debt...         --           --            12.2           --
                                              ---------      -------         -------      -------

Net loss....................................      (44.1)%      (42.3)%         (10.7)%      (21.4)%
                                              =========      =======         =======      =======


THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    Net sales consist of packaged fruit and citrus juice and oil.

    Packaged fruit sales increased $1.3 million from $3.7 million in 2001 to $5.0 million in 2002, or 35.1%. This increase was primarily caused by increases in our retail sales of $1.2 million from $2.4 million in 2001 to $3.6 million in 2002, or 50.0%, and an increase in our Japan sales of $233,000 from $335,000 in 2001 to $568,000 in 2002, or 70.0%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was primarily due to the timing of our production schedule for our citrus products. The increase in our Japan sales during the third quarter of 2002 was caused by timing differences in shipments compared to the prior year quarter. Although our sales to Japan increased in the current period, future period sales are anticipated to decline as a result of reduced demand for our products by our Japanese customers. Typically, given the availability of fresh citrus, during our first and fourth quarters, we produce and ship a substantial amount of our annual citrus products. During the first nine months of 2002, we extended the citrus processing season compared with prior years and reduced some of the seasonality in our production scheduling by procuring citrus from other growing regions in Mexico.

    Citrus juice and oil sales decreased $1.2 million from $1.6 million in 2001 to $400,000 in 2002, or 75.0%. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, we suspended our frozen concentrate orange juice operations. See Notes 1 and 12 to the condensed consolidated financial statements for a further discussion of our juice division operations.

     As a result of the foregoing, net sales increased slightly from $5.3 million in 2001 to $5.4 million in 2002, or 1.8% due to increased sales in our packaged fruit segment, which were offset by reduced sales in our juice and oil segment.

     Gross profit, as a percentage, for our packaged fruit segment decreased from a loss of 12.9% in 2001 to a loss of 15.5% in 2002. The gross margin reduction in the current period was impacted on a positive basis through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2001 quarter, but was negatively impacted in the 2002 quarter by a non-cash inventory write-down of $567,000, which reduced gross margin by 11.3%, as a result of our decision to discontinue our pineapple growing operations.

     Citrus juice and oil gross profit decreased from a loss of 3.7% in 2001 to a loss of 79.9% in 2002. This decrease was primarily due to unabsorbed plant costs related to our decision not to produce during the 2001/2002 processing season and costs associated with selling our remaining inventory.

     Gross loss overall decreased as a percent of net sales from a loss of 10.1% in 2001 to a loss of 20.3% in 2002 due to the factors discussed above.

     Selling, general and administrative expenses ("SG&A") decreased from $1.5 million in 2001 to $846,000 in 2002, or 43.6%. This significant improvement was due to reduced SG&A expenses in both our packaged fruit and juice and oil segments and those associated with being a publicly-held company.

     Interest expense decreased $47,000 from $177,000 in 2001 to $130,000 in 2002, or 26.6%. This decrease was due to a $3.6 million reduction in our total outstanding debt from $16.8 million at September 30, 2001 to $13.5 million at September 30, 2002, reduced interest rates and the capitalization of interest costs associated with our Lemon Project.

     Other income decreased by $100,000 in 2002 as compared to 2001 and consists of miscellaneous non- operating income and expense items.

   Foreign currency translation gain (loss) decreased from a gain of $13,000 in 2001 to a loss of $104,000 in 2002, and resulted primarily from the conversion of our foreign subsidiaries financial statements from Mexican pesos to U.S. GAAP in U.S. dollars. Our foreign currency translation losses during the current quarter were mainly due to an increase in the exchange rate between the Mexican peso and the U.S. dollar.

     Income tax expense decreased by $72,000 from $241,000 in 2001 to $169,000 in 2002, and was insignificant between periods.

     As a result of the foregoing, we reported net losses of $2.3 million in both periods.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    Net sales consist of packaged fruit and citrus juice and oil.

    Packaged fruit sales increased slightly by $400,000 from $18.8 million in 2001 to $19.2 million in 2002, or 2.1%. This increase was caused by an increase in our retail sales of $900,000 from $11.6 million in 2001 to $12.5 million in 2002, or 7.7%, offset by a decrease in our foodservice and industrial sales of $300,000 from $2.3 million in 2001 to $2.0 million in 2002, or 13.0% and a decrease in our Japan sales of $200,000 from $4.6 million in 2001 to $4.4 million in 2002, or 4.3%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. This increase in retail sales was attributable to the timing of our production schedule for our citrus products. The decrease in our Japan sales during the 2002 period was caused by timing differences in shipments compared to the prior year period. Although our sales to Japan decreased in the current period, future period sales are anticipated to decline as a result of reduced demand for our products by our Japanese customers. Foodservice and industrial sales were impacted by our focus on higher margin customers, which resulted in lost revenues. Typically, given the availability of fresh citrus, during our first and fourth quarters, we produce and ship a substantial amount of our annual citrus products. During the first nine months of 2002, we extended the citrus processing season beyond prior years and reduced some of the seasonality in our production scheduling by procuring citrus from other growing regions in Mexico

    Citrus juice and oil sales decreased $3.6 million from $4.6 million in 2001 to $1.0 million in 2002, or 78.3%. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, we suspended our frozen concentrate orange juice operations. See Notes 1 and 12 to the consolidated financial statements for a further discussion of our juice division operations.

     As a result of the foregoing, net sales decreased $3.3 million from $23.5 million in 2001 to $20.2 million in 2002, or 14.0% due to the sales decrease in our juice and oil segment.

     Gross profit, as a percentage, for our packaged fruit segment decreased from a loss of 0.7% in 2001 to a loss of 1.1% in 2002. The gross margin reduction in the current period was impacted on a positive basis through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2001 quarter, but was negatively impacted in the 2002 quarter by non-cash inventory write-downs of $1.1 million, which reduced gross margin by 5.7%, as a result of our decision to discontinue our pineapple growing operations.

     Citrus juice and oil gross profit decreased from 4.5% in 2001 to a loss of 64.6% in 2002. This significant decrease was primarily due to unabsorbed plant costs related to our decision not to produce during the 2001/2002 processing season and costs associated with selling our remaining inventory.

     Gross profit overall decreased as a percent of net sales from 0.3% in 2001 to a loss of 4.3% in 2002 due to the factors discussed above.

     Selling, general and administrative expenses ("SG&A") decreased $1.3 million from $4.2 million in 2001 to $2.9 million in 2002, or 31.0%. This significant improvement was due to reduced SG&A expenses at both our packaged fruit and juice and oil segments and those associated with being a publicly-held company.

     Interest expense decreased $500,000, from $829,000 in 2001 to $329,000 in 2002, or 60.3%. This decrease was due to a $3.6 million reduction in our total outstanding debt from $16.8 million at September 30, 2001 to $13.5 million at September 30, 2002, reduced interest rates and the capitalization of interest costs associated with our Lemon Project.

     Other income increased slightly by $35,000 in 2002 as compared to 2001 and consists of miscellaneous non-operating income and expenses items.

   Foreign currency translation gain (loss), which increased from a net loss of $353,000 in 2001 to a net gain of $304,000 in 2002, resulted primarily from the conversion of our foreign subsidiaries financial statements from Mexican pesos to U.S. GAAP in U.S dollars. The increase in our foreign currency translation gain is the result of a weaker Mexican peso in the current period as compared to the U.S. dollar.

     Income tax expense increased by $498,000 from $288,000 in 2001 to $786,000 in 2002, and was primarily due to an increase in our valuation allowances associated with financial and tax reporting timing differences in Mexico, which is required in accordance with U.S. GAAP.

     Extraordinary gain on forgiveness of debt of $2.9 million, net of expenses, in the 2001 period represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million. See Note 6 to the condensed consolidated financial statements for a further discussion of this gain.

     As a result of the foregoing, we reported a net loss of $2.5 million in 2001 as compared to a net loss of $4.3 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, our cash and cash equivalents totaled $487,000, a decrease of $648,000 from year-end 2001. During 2002, our operating activities generated cash of $1.8 million primarily from reductions in our year-end 2001 receivables and inventories of $1.6 and $2.2 million, respectively, and depreciation expense of $1.3 million offset by our net loss of $4.3 million.

     Under the terms of our lemon processing contract with Coca-Cola, we have the option to receive an advance on the current years processing volume. This advance can be up to 50% of the prior years billings. Accordingly, in June 2002, we requested and received a $580,000, non-interest, cash advance. This cash advance is being amortized during the current processing season billings. As of September 30, 2002, approximately $450,000 of this advance was outstanding.

     In September 2002, we received $800,000 as a working capital cash advance from our largest customer, in connection with the production of a new product beginning in the fourth quarter of 2002. This advance is being repaid in 16 weekly installments of $50,000 commencing in mid October 2002. Interest at 8.5% will be included with the final payment.

     As of September 30, 2002, we owed $1.5 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, which expired on January 2, 2002. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. As of September 30, 2002, accrued interest of approximately $60,000 was outstanding.

     In early July 2002, our Mexican subsidiary, ICMOSA, entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte"), which amortized the outstanding principal balance of $3.1 million over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.75%) through December 31, 2007, with $275,000 due over the next twelve months. In our September 30, 2002 condensed consolidated balance sheet we have classified $2.7 million as long-term debt. We are current in our scheduled interest payments to Banorte.

     As of September 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes that became due in various amounts and dates between July 9, 2002 and August 6, 2002. Bancomext has not renewed these notes. As of September 30, 2002, accrued interest on these notes of approximately $67,000 was outstanding. Because we are currently exploring a restructuring of these notes with Bancomext, to date, they have not pursued their legal remedies under the loan agreement. No assurances can be given, however, that we will be successful in our restructuring efforts. If Bancomext were to exercise all of its rights and remedies, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to continue as a going concern.

     On February 21, 2000, we entered into a $5.1 million (48 million Mexican pesos) nine-year term financing agreement (the "FOCIR Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural (`FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR will provide up to $5.1 million to fund additional Lemon Project costs, which will include land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of September 30, 2002, total advances under the FOCIR Agreement were $4.9 million (47,033,971 Mexican pesos).

    The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by a factor of 1.036 and then multiplying by the FOCIR equity interest percent. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the nine-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. During the term of the FOCIR Agreement, we have the option to prepay the loan at any time. As of September 30, 2002, accretion accrued under the FOCIR Agreement amounted to $744,000 and the weighted average annual accretion rate for all advances was approximately 5.4%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE.

     In recent years, we have relied upon bank financing, principally short term, to finance our working capital and certain of our capital expenditure needs. Presently, we are in active discussions with several financial institutions to replace existing working capital facilities that expired and to establish a working capital debt facility for the Lemon Project and we are also pursuing equity alternatives. Our failure to obtain additional financing beyond current levels to meet our working capital and capital expenditure requirements could have a material adverse effect on us and our ability to continue as a going concern.

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

    In April 1998, GISE and Coca-Cola entered into a twenty-year Supply Contract, with a ten-year renewal option, for the production of Italian lemons. This new Supply Contract replaced the original contract entered into in October 1996. Pursuant to the terms of the Supply Contract, GISE was required to plant and grow 3,500 hectares (approximately 8,650 acres) of Italian lemons within the following three years for sale to Coca-Cola at pre-determined prices. The Supply Contract required Coca-Cola to provide, free of charge, up to 875,000 lemon tree seedlings, enough to plant approximately 2,800 hectares. In addition, the Supply Contract requires Coca-Cola to purchase all the production from the project. As a result of amendments to the Supply Contract during 2001, the Lemon Project has been reduced to approximately 2,572 hectares (approximately 6,353 acres), which represents all the land currently planted, and reduced the seedlings to 765,000 (enough to plant approximately 2,448 hectares (6,047 acres), which have been delivered to the project by Coca-Cola. As a result of the amendments to the Supply Contract, substantially all of the development costs have been incurred. During 2001, we sold our two smaller lemon groves, Laborcitas (240 acres) and Paraiso (339 acres). Although these were mature groves, they were geographically situated apart from the remaining groves. The status of the Lemon Project as of September 30, 2002, adjusted to reflect the Supply Contract amendments and the groves disposed, is as follows:


                                                         HECTARES         ACRES
                                                         --------         -----
       Land -
       Acquired.........................................    2,862         7,071
       Prepared and planted.............................    2,572         6,353
       Land held in reserve and access roads............      290           718


       Expenditures -
       Total projected expenditures, as revised.........          $20.5 million
       Incurred since inception.........................           18.0 million
       Projected for remainder of 2002 and beyond.......            2.5 million


     The planting program began in November 1996 with the first harvests in late 2000. Peak harvesting of our lemon crop generally occurs in our fourth quarter. Following is a summary of the first two years harvests, net of divestitures:


                                                        2000              2001
                                                      --------          --------
                 Metric tons........................        96             3,800
                 Billed revenue.....................  $ 13,000          $560,000


     Until the groves reach commercial production, all revenues from the harvest, net of harvesting and shipping costs to our processing plant, are offset against the Lemon Project costs, which are capitalized. Based on recent agricultural conditions in Mexico, commercial production may not begin until the 2004 harvest. As a result, we have revised our total projected expenditures to reflect this delay. Once commercial production is reached, deferred orchard costs will be amortized based on the year's yield to total estimated yield for the remaining years of the Supply Contract.

     Our juice processing division has a long-term lemon processing contract with an affiliate of The Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to processing annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. Our current processing capacity for Italian lemons is approximately 40,000 metric tons. During the current processing season, we anticipate processing between 25,000 and 30,000 metric tons. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures or securing additional processing capacity. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or to restructure our lemon processing agreement or to secure additional processing capacity could have a material adverse effect on our business, prospects, Lemon Project and financial condition.

     Our cash requirements for the remainder of 2002 and beyond will depend primarily upon the level of our sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases, increased acceptance of recently introduced products and necessary reductions of debt. Presently, we are in discussions with other financial institutions regarding further extending or replacing our existing debt facilities and we are also pursuing equity alternatives. No assurances can be given that we will be able to obtain such debt facilities on acceptable terms. The failure to obtain such debt facilities could have a material adverse effect on results of operations and financial condition.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections". This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated results of operations.

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

                    RISKS RELATING TO OUR FINANCIAL CONDITION

WE ARE EXPERIENCING SIGNIFICANT LIQUIDITY PROBLEMS AND HAVE MANY INDICATIONS OF "GOING CONCERN" CONDITIONS.

     We have sustained net losses in each of the last five fiscal years and in the first nine months of 2002. As of September 30, 2002, our accumulated deficit was $47.7 million, we are unable to repay two of our Mexican subsidiaries loans and accrued interest under expired loan agreements, we had a working capital deficit of $7.5 million, our on hand cash balances were $487,000 and we are generating negative gross margins. Also, our efforts to raise capital through the divestiture of our juice division's assets were unsuccessful. Our cash requirements for the remainder of 2002 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, investments in agricultural projects, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for the remainder of 2002 and beyond are significantly greater than current levels of available financing. We have, in recent years, relied upon sales of our common stock to our principal shareholder and bank financing to finance our working capital and certain of our capital expenditures. Our inability to obtain sufficient debt or equity capital for these projects and commitments and for working capital requirements could have a material adverse effect on us and our projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments. To finance current and future expenditures, we will need to issue additional equity securities and/or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all, which raises serious doubt about our ability to continue as a going concern.

WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE FEDERAL BANKRUPTCY CODE IF RABOBANK NEDERLAND OR ONE OF OUR MEXICAN BANKS EXERCISES THEIR LEGAL RIGHTS AND REMEDIES.

      As of September 30, 2002, we owed $1.5 million to Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") under a loan agreement with our Mexican subsidiary, GISE, which expired on January 2, 2002. To date, Rabobank Nederland has not agreed to extend or restructure its loan and has not pursued legal remedies under the security and guarantee agreements. Although we are currently negotiating repayment schedules with Rabobank Nederland, if Rabobank Nederland were to exercise all of its rights and remedies, under the security and guarantee agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to operate the Lemon Project and our ability to continue as a going concern. In such event, we may be forced to seek protection under applicable provisions of the federal bankruptcy code. As of September 30, 2002, accrued interest of approximately $60,000 was outstanding.

      As of September 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes that became due in various amounts and dates between July 9, 2002 and August 6, 2002. Bancomext has not renewed these notes. As of September 30, 2002, accrued interest on these notes of approximately $67,000 was outstanding. Because we are currently exploring a restructuring of these notes with Bancomext, to date, they have not pursued their legal remedies under the loan agreement. No assurances can be given, however, that we will be successful in our restructuring efforts. If Bancomext were to exercise all of its rights and remedies, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to implement our business strategy, including our ability to continue as a going concern.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

    We have sustained net losses in each of the last five fiscal years and in the first nine months of 2002. As of September 30, 2002 our accumulated deficit was $47.7 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in each of the last five years and during the first nine months of 2002, there can be no assurance that we will achieve a profitable level of operations in the remainder of 2002 and beyond, or, if profitability is achieved that it can be sustained.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and the entering into a long-term supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, sales to them represented 46.4% of our 2001 net sales and 59.8 % for the nine months ended September 30, 2002. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the long-term supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our consolidated results of operations and financial condition.

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

ADDITIONAL FINANCING WILL BE REQUIRED TO ACHIEVE OUR GROWTH.

      If we do not achieve or maintain significant revenues or profitability or have not accurately predicted our cash needs, or if we decide to change our business plans, we will need to raise additional funds in the future. There can be no assurance that we will be able to raise additional funds on favorable terms or at all, or that such funds, if raised, will be sufficient to permit us to manufacture and distribute our products. If we raise additional funds by issuing equity securities, shareholders may experience dilution in their ownership interest. If we raise additional funds by issuing debt securities, we may incur significant interest expense and become subject to covenants that could limit our ability to operate and fund our business. Further, we may be forced to sell certain of our assets, which may be sold at a loss. If additional funds are not available when required, we may be unable to effectively realize our current plans.

ADDITIONAL FINANCING WILL BE REQUIRED TO PERFORM OUR CONTRACTUAL OBLIGATIONS.

     Our juice processing division has a long-term lemon processing contract with an affiliate of the Coca-Cola Company that expires in 2007. Under the terms of this contract, we are obligated to processing annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. Our current processing capacity for Italian lemons is approximately 40,000 metric tons. During the current processing season, we anticipate processing between 25,000 and 30,000 metric tons. As we presently do not have sufficient production capacity for future years processing, we anticipate that performing the terms of this contract will require substantial capital expenditures or securing additional processing capacity. In connection with exploring various strategic alternatives for our juice processing division's assets, we are exploring restructuring our lemon processing contract with Coca-Cola. Our failure to obtain capital to expand our production capacity or the failure to restructure our lemon processing agreement or to secure additional processing capacity could have a material adverse effect on our business, prospects, Lemon Project and consolidated financial condition.

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

WE ARE DEPENDENT UPON FRUIT GROWING CONDITIONS, ACCESS TO WATER AND AVAILABILITY AND PRICE OF FRESH FRUIT.

     We grow grapefruit used in our packaged fruit operations and grow Italian lemons pursuant to the terms of a long-term supply contract with an affiliate of Coca-Cola. Severe weather conditions, lack of water and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of one or more of our products and could significantly impact the development of the Lemon Project. A substantial amount of our growing operations are irrigated and a lack of water has not had a material adverse effect on our growing operations for many years. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on results of operations and financial conditions. In addition, we also source a substantial amount of our raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters, could increase the cost of our raw materials or otherwise adversely affect our operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If we are unable to pass along the increased raw material costs, our consolidated financial condition and results of operations could be materially adversely affected.

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

WE ARE SUBJECT TO STATUTORY EMPLOYEE PROFIT SHARING IN MEXICO.

     All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not been required to pay any profit sharing. Statutory employee profit sharing expense, when paid, is reflected in our cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Our net losses on a consolidated basis as shown in the condensed consolidated financial statements are not a meaningful indication of taxable income of our subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

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

WE HAVE A SEASONAL BUSINESS.

      We are a seasonal business and, as with any agribusiness, demand for our citrus and tropical fruit products is strongest during the fall, winter and spring when many seasonal fresh products are not readily available for sale in supermarkets in North America. In addition, a substantial portion of our exports to Japan are processed and shipped during the first and fourth quarters of each year. Our management believes that our quarterly consolidated net sales will continue to be impacted by this pattern of seasonality.

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

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

    M & M Nominee LLC ("M & M Nominee") owns 13,149,274 shares of our common stock accounting for 62.5% of all issued and outstanding shares. As a result, M & M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit the taking of any action by our company that is not acceptable to M & M Nominee.

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                      Estimated
                                                                                                        Fair
                                                                                    There-              Value
                                     2002      2003     2004     2005      2006     after      Total   9/30/02
                                    ------    ------   ------   ------    ------   -------     -----  ---------
Long-term debt, including
   current portion
     Fixed rate.................... $ 466     $  28    $ 14     $  --    $  --     $   --     $  505    $  508
     Average interest rate.........  18.3%      6.9%    6.9%
     Variable rate................. $ 146     $ 300    $300     $ 400    $ 700     $6,196     $8,042    $8,042
     Average interest rate.........   9.1%      7.3%    7.3%      7.3%     7.3%       6.8%


    At September 30, 2002, U.S. dollar denominated long-term debt amounted to $3.2 million as compared to Mexican peso denominated long-term debt of $5.4 million.

PART I. - ITEM 4  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us is recorded, processed, summarized and reported within the required time periods. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      See Note 11, "Commitments and Litigation", to our condensed consolidated financial statements for a discussion of our legal proceedings.

ITEM 2.  SALE OF UNREGISTERED SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and " Risk Factors - Risks Relating to Our Financial Condition - We may be forced to seek protection under applicable provisions of the federal bankruptcy code if Rabobank Nederland or one of our Mexican banks exercises their legal rights and remedies", for a discussion of our noncompliance with our loan agreements with Bancomext and Rabobank Nederland.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on September 18, 2002, the shareholders of our company elected or ratified, along with the results of these votes, the following:

1.   Elected seven (7) Directors.

     DIRECTOR NOMINEES                                  FOR            ABSTAIN
     -----------------                               ----------        -------
     Emilio Castillo Olea .........................  17,312,345         48,732
     David E. Ziegler .............................  17,312,345         48,732
     Jakes Jordaan ................................  17,315,545         45,532
     Federico Chavez Peon .........................  17,312,545         48,532
     Luis A. Chico Pardo ..........................  17,315,545         45,532
     Iain Aitken ..................................  17,315,595         45,482
     Arturo Herrera Barre .........................  17,312,595         48,482

2. Ratified Mancera, S.C., Member Practice of Ernst & Young Global as independent public accountants of our company for the fiscal year ending December 31, 2002. Results of the voting, are as follows:

                           FOR: ............... 17,282,382
                           AGAINST: ...........     25,195
                           ABSTAIN: ...........     53,500

ITEM 5.   OTHER INFORMATION

          None

ITEM 6  . EXHIBITS AND REPORTS ON FORM 8-K

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


                                           THE UNIMARK GROUP, INC.
                                       -------------------------------
                                                 Registrant


       Date:     November 19, 2002        /s/ Emilio Castillo Olea
                -------------------    -------------------------------
                                       Emilio Castillo Olea, President
                                       (Principal Executive Officer)


       Date:     November 19, 2002        /s/ David E. Ziegler
                -------------------    -------------------------------
                                       David E. Ziegler, Chief Financial Officer
                                       (Principal Accounting Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Emilio Castillo Olea certify that:

1. I have reviewed this quarterly report on Form 10-Q of The UniMark Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 19, 2002                            /s/ Emilio Castillo Olea
       -----------------                         -------------------------------
                                                 Emilio Castillo Olea, President
                                                 (Principal Executive Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I,  David E. Ziegler certify that:

1. I have reviewed this quarterly report on Form 10-Q of The UniMark Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 19, 2002               /s/ David E. Ziegler
       ------------------             ---------------------
                                      David E. Ziegler, Chief Financial Officer
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS


        EXHIBIT
          NO.                     DESCRIPTION

        99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002