Form 10-Q/A
period 2002-09-30
UNIMARK GROUP INC
filed 2003-01-16
CIK 922712

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
                                              ---      ---
           As of January 15, 2003, the number of shares outstanding of each class of common stock was:

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

Item 3.   Defaults Upon Senior Securities..............................................................30

Item 4.   Submission of Matters to a Vote of Security Holders..........................................30

Item 5.   Other  Information...........................................................................30

Item 6.   Exhibits and Reports on Form 8-K.............................................................30


SIGNATURES.............................................................................................32

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

     Recently Adopted Accounting Pronouncements:

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

     In December 2001, we exercised our purchase option and now expect to finalize formal closing documents and take title to the facility by June 30, 2003. All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At December 31, 2001 and September 30, 2002, all amounts advanced to IHMSA, of $2.3 and $2.1 million, respectively, are included in "Deposit on plant facility" in the condensed consolidated balance sheets at December 31, 2001 and September 30, 2002.

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

NOTE  12 - SUBSEQUENT EVENTS

    On November 1, 2002, our Mexican subsidiary, GISE, entered into an operating agreement with a third party to process various citrus juices and concentrates at our Poza Rica plant for the period of November 1, 2002 through October 31, 2003 and at our Victoria plant from January 1, 2003 through May 31, 2003. The operating agreement requires the third party to pay a fixed processing fee of $400,000 for the processing of products at the two plants, reimburse us for substantially all of the plants' variable production expenses, reimburse us for all the labor costs associated with the Poza Rica plant and $25,000 of the monthly Victoria plant labor costs and provide all the citrus fruit to be processed. In addition, the operating agreement can be terminated by either party upon the occurrence of specified conditions with defined financial penalties.

     Subsequent to September 30, 2002, our current president and chief executive officer announced his intentions to resign his officer position for personal reasons. Although no specific timetable has been established for his departure, our board of directors have established search criteria for his replacement.

     On November 21, 2002, we received a proposal from our largest shareholder, M&M Nominee, in which a company to be formed by M&M Nominee would acquire all of our company's outstanding shares of common stock not already owned by M&M Nominee for $0.65 per share in cash. A Special Committee of our Board of Directors has been formed to evaluate the proposal. The Special Committee has engaged its own legal counsel and independent financial advisor to assist it in evaluating the proposal. To date, the Special Committee has not completed its evaluation.

     On December 18, 2002 and January 10, 2003, respectively, we received $100,000 and $125,000 under the terms of short-term promissory notes with our largest shareholder. These notes are due June 10, 2003 and July 9, 2003, respectively, along with accrued interest at 10%.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2002, our cash and cash equivalents totaled $487,000, a decrease of $648,000 from year-end 2001. During 2002, our operating activities generated cash of $1.8 million primarily from reductions in our year-end 2001 receivables and inventories of $1.6 and $3.2 million, respectively, and depreciation expense of $1.3 million offset by our net loss of $4.3 million.

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

ITEM 5.   OTHER INFORMATION

          None

ITEM 6  . EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits:

          10.51 Promissory Note for $100,000 by and among The UniMark Group, Inc. and M&M Nominee, LLC, 10%, due June 10, 2003

          10.52 Promissory Note for $125,000 by and among The UniMark Group, Inc. and M&M Nominee, LLC, 10%, due July 9, 2003

          10.53 Guaranty Agreement dated as of January 10, 2003, executed by Grupo Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC

          99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.        Reports on Form 8-K:

          On November 25, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing a going private proposal.

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


       Date:     January 16, 2003         /s/ Emilio Castillo Olea
                -------------------    -------------------------------
                                       Emilio Castillo Olea, President
                                       (Principal Executive Officer)


       Date:     January 16, 2003         /s/ David E. Ziegler
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



Date:  January 16, 2003                              /s/ Emilio Castillo Olea
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




Date:  January 16, 2003                /s/ David E. Ziegler
       ------------------             ---------------------
                                      David E. Ziegler, Chief Financial Officer
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS


        EXHIBIT
          NO.                     DESCRIPTION

         10.51 Promissory Note for $100,000 by and among the UniMark Group, Inc. and M&M Nominee, LLP, 10%, due June 10, 2003

         10.52 Promissory Note for $125,000 by and among The UniMark Group, Inc. and M&M Nominee, LLC, 10%, due July 9, 2003

         10.53 Guaranty Agreement dated as of January 10, 2003, executed by Grupo Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC

         99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002