Form 10-K
period 2002-12-31
UNIMARK GROUP INC
filed 2003-08-12
CIK 922712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ____________________

                         COMMISSION FILE NUMBER 0-26096

        Registrant, State of Incorporation, Address and Telephone Number
        ----------------------------------------------------------------

                             THE UNIMARK GROUP, INC.
                              (A Texas Corporation)

                                  UNIMARK HOUSE
                                124 McMAKIN ROAD
                            BARTONVILLE, TEXAS 76226
                                 (817) 491-2992

                  IRS Employer Identification Number 75-2436543

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     At July 31, 2003, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $3,158,222 based on the closing price of the Registrant's Common Stock on the Pink Sheets. The number of outstanding shares of the Registrant's Common Stock, par value $0.01 per share, was 21,044,828 on July 31, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III of this Form 10-K incorporates certain information by reference from the Registrant's definitive proxy statement to be filed concurrently herewith pursuant to Regulation 14A under the Securities Exchange Act of 1934.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and our common stock. Risks relating to our financial condition include the fact that we may continue to sustain losses and accumulated deficits in the future; that we are dependent upon a limited number of customers, particularly Del Monte Foods; that we may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income in the United States; and that we are subject to risks associated in implementation of our business strategy. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access and availability of water and the price of fresh fruit; that labor shortages and union activity could affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to statutory employee profit sharing in Mexico; that we are subject to volatile interest rates in Mexico which could increase our capital costs; that trade disputes between the United States, Mexico, Japan and Europe could result in tariffs, quotas and bans on imports, including our products, which could impair our financial condition; and that we are subject to governmental laws that relate to ownership of rural lands in Mexico. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors; and we are subject to recent legislative actions and potential new accounting pronouncements. Risks relating to our common stock include the delisting from the Over-the-Counter Bulletin Board has further reduced the liquidity and marketability of our common stock and may further depress the market price of our common stock; that "Penny Stock" regulations may impose restrictions on marketability of our stock; that our common stock price has been and may continue to be highly volatile; and that we have never paid a dividend.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

     Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

     In March 2003, we received formal offers from The Coca-Cola Export Corporation, Mexico Branch ("Coca-Cola") to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     As of July 25, 2003, approximately $2.5 million of the gross proceeds from the Coca-Cola transaction have been used to pay past due accounts payable and operating expenses of our lemon groves and juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, repay the Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") loan of $1.5 million, repay the Banco Nacional de Mexico, S.A., ("Banamex") loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee, LLC ("M&M Nominee") of $368,000. The remaining cash of approximately $7.6 million is anticipated to be used to pay operating expenses of the lemon groves and provide working capital for our continuing operations. Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the FOCIR Agreement and would require their prior approval for disbursement.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million plus value added taxes of $120,000. As of July 25, 2003, total cash payments received amounted to $345,000 with the remaining balance payable in six installments under a promissory note. The remaining payments, which aggregate $220,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     Although no assurances can be given, we anticipate that the closing date of the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million, will be during the third quarter of 2003.

     With the completion of the pending sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment will consist exclusively of our Italian lemon groves. Our Board of Directors is exploring several strategic alternatives for our lemon groves, which includes the divestiture of the lemon groves, a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons.

GENERAL

     Our company, The UniMark Group, Inc., a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. Historically, we have, for operating and financial reporting purposes, classified our business into two distinct business segments: packaged fruit and juice and oil. Upon the divestiture of our juice and oil division's remaining assets, our business segments for operating and financial reporting purposes will consist of two distinct business segments: packaged fruit and agricultural operations.

     Within our packaged fruit business segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit business segment processes and packages our products at three processing plants in Mexico. Our Mexican plants are located in major fruit growing regions. We utilize independent food brokers to sell our foodservice and industrial products in the United States. Sales to our Japanese consumers are facilitated through Japanese trading companies.

     The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, Inc., a company that marketed and distributed products in the United States. On August 31, 2000, we sold to Del Monte Foods Company ("Del Monte") all of our interests in our worldwide rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, our McAllen, Texas distribution facility, including certain inventory associated with our retail and wholesale club business, and other property and equipment. Separately, we entered into a 5-year supply agreement with Del Monte under which we have been contracted to produce chilled and canned citrus products for Del Monte's retail and wholesale club markets. Under the terms of the agreement, Del Monte has agreed to purchase minimum quantities of our citrus products at agreed upon prices for sale in the United States. We retained the rights to our foodservice, industrial and Japanese business. Also, we were granted by Del Monte a 5-year license for the rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

     We conduct substantially all of our operations through our wholly owned operating subsidiaries. In Mexico, our operating subsidiaries include:
Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States, our subsidiary is UniMark Foods, Inc. ("UniMark Foods").

PACKAGED FRUIT BUSINESS SEGMENT

     General. In our packaged fruit business segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. Our packaged fruit operations produce an array of products that include refrigerated cut fruits for retail as well as foodservice sales, individually quick frozen fruits ("IQF") primarily for industrial sales in the United States as well as Japan and pasteurized canned fruits. As discussed below, our retail and wholesale club products in the United States are sold directly to Del Monte pursuant to our 5-year supply agreement and our foodservice and industrial products are typically sold through brokers or distributors. We process and package our products in three plants, which are located in major fruit growing regions in Mexico.

     Our relationship with Del Monte. On August 31, 2000, we sold to Del Monte all of our interests in the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, as well as related inventory in the United States and our warehouse facility in McAllen, Texas. In connection with this sale, we agreed not to sell any of our products in the United States retail and wholesale club markets distribution channel. Separately, we entered into a 5-year supply agreement in which, Del Monte agreed to purchase minimum quantities of products at agreed upon prices for sale in the United States retail and wholesale club markets. As a result of the sale, sales to Del Monte represented 9.7%, 46.4% and 59.0%, respectively, of our 2000, 2001 and 2002 consolidated net sales.

     Strategy. Our strategic objective in our packaged fruit business segment is to be a leading supplier of premium processed cut fruit products to major branded food companies and national restaurant chains. To achieve these objectives, the key elements of our growth and operating strategies are as follows:

- Strengthen our Del Monte relationship in the United States and pursue strategic partnering with food marketers. We intend to leverage our production capacity and operating expertise in Mexico through strengthening our Del Monte relationships in the United States and pursuing strategic partnering agreements with food marketers in non-United States markets, specifically Europe and the Pacific Rim.

- Focus on premium quality products. Our premium product positioning requires that we implement and monitor strict quality control standards in the growing and production of our products.

- Penetrate new markets. We plan to pursue expansion of our products to other regions of the world, specifically Europe, the Pacific Rim and Mexico.

- Joint new product development. We intend to work closely with our strategic partners to develop and introduce new and innovative premium products, such as the new 8oz. cup of fresh red grapefruit now produced for Del Monte.

- Strict cost control. Under our strategy, cost control is imperative. We plan to continue our focus on cost control by leveraging our fruit procurement purchasing power, increasing operating efficiencies and reducing general and administrative costs.

     Current products. Our principal products are derived from citrus and tropical fruits. We have focused on applying our knowledge and expertise of fruit growing and processing capabilities to develop two key product categories: cut fruits and specialty food ingredients.

     Cut Fruits. Presently, our cut fruit product offerings include:

- Chilled fruit. The chilled fruit line includes mango slices, red and white grapefruit sections and slices, orange slices, pineapple chunks and a variety of fruit salads. These products are packed for retail, wholesale club and foodservice customers in a variety of presentations. As of September 1, 2000, the retail and wholesale club items are marketed and sold by Del Monte in the United States under the Sunfresh(R) brand. We now sell this product line in Mexico under our own brand name, Sunfruit. In early 2003, we began production of a new 8oz. cup of fresh red grapefruit for Del Monte, which is sold under their Fruit Naturals(R) trade name.

- Canned fruit. The canned fruit line includes orange and grapefruit segments, as well as citrus and tropical salads packed primarily for retail and wholesale club customers. These products are marketed and sold by Del Monte in the United States retail and wholesale club markets under the Sunfresh(R) brand.

- IQF fruit. The frozen line of fruit includes melon, mango, orange, grapefruit, papaya, pineapple and various combinations of products are packed for foodservice and industrial customers.

     Specialty Food Ingredients. Presently, our specialty food ingredients include:

- Citrus segments. We market citrus sections packaged in industrial sizes to food and soft drink producers in Japan to enhance the flavor and texture of fruit juices and desserts.

- Citrus cell-sacs. We developed a unique processing method that separates cold-peeled citrus fruit into individual juice-containing cell-sacs. These cell-sac products are sold to food and soft drink producers in Japan to enhance the flavor and texture of fruit juices and desserts.

SALES AND DISTRIBUTION

Our sales and distribution activities are conducted as follows:

     United States Sales. As of September 1, 2000, we discontinued selling and distributing our retail and wholesale club line of products in the United States. These product lines are now marketed, distributed and sold exclusively by Del Monte in the United States. Under the terms of the supply agreement with Del Monte, we agreed to produce these canned and chilled citrus products for Del Monte, who has agreed to purchase a minimum volume of these products at predetermined prices. The supply agreement has an initial 5-year term. At the expiration of the initial term both parties can agree to renew the agreement. Del Monte is the largest producer and distributor of processed vegetables and fruit products in the United States. Del Monte's products are sold by most retail grocers, supercenters, wholesale club stores and mass merchandisers throughout the United States.

     Foodservice and Industrial Sales. Foodservice and industrial sales, which were channels excluded from the Del Monte transaction, are managed by a small sales team based in Bartonville, Texas. Sales to fast food chains, restaurants, hospitals and other foodservice customers are made either directly by us to end users or through several foodservice brokers and distributors. Industrial sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilize several independent industrial food brokers to sell our products to industrial users in the United States.

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

     European Sales. Currently, we conduct a limited amount of business in Europe. As a result of recent changes in the Eurodollar in relation to the U.S. dollar and Mexican peso, which could result in potential new opportunities, we will look to expand our European business in our cut fruits and specialty food ingredients product offerings. No assurances can be given that these efforts will be successful.

     Mexican Sales. As part of the sale to Del Monte in August 2000, Del Monte granted us, under a 5-year license, the rights to sell the Sunfresh(R) brand in specific countries, including Mexico. Initially sales to our Mexico retail and wholesale club customers were made through a limited number of distributors. However, they are now conducted directly to the customer using the Sunfruit brand name. Sales to our customers in Mexico during 2002 were approximately $160,000.

     The following table shows the amount and percentage of net sales contributed by the various distribution channels for our packaged fruit products during the previous three years:

                                                           YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------------
                                               2000                  2001                  2002
                                      --------------------  --------------------  --------------------
                                         NET                   NET                   NET
                                        SALES      PERCENT    SALES      PERCENT    SALES      PERCENT
                                      ---------    -------  ---------    -------  ---------    -------
                                                           (DOLLARS IN THOUSANDS)
Packaged Fruit:
  Retail ..........................   $  16,348      50.2%  $     138       0.5%  $     158       0.6%
  Del Monte .......................       4,392      13.5      15,860      58.7      16,021      63.9
  Japan ...........................       4,695      14.4       7,339      27.1       5,705      22.8
  Wholesale club ..................       2,810       8.6          --        --          --        --
  Foodservice .....................       2,667       8.2       2,135       7.9       1,846       7.4
  Industrial and other ............       1,650       5.1       1,560       5.8       1,339       5.3
                                      ---------    ------   ---------    ------   ---------    ------
               Total ..............   $  32,562     100.0%  $  27,032     100.0%  $  25,069     100.0%
                                      =========    ======   =========    ======   =========    ======

     Retail sales. Prior to the Del Monte transaction in 2000, we marketed our products to over 200 regional and national supermarket chains and wholesalers throughout the United States. In conjunction with our own national sales force, we utilized over 50 independent food brokers and distributors to sell our products.

     Effective September 1, 2000, as part of the Del Monte transaction, we entered into a 5-year supply agreement pursuant to which we produce and sell to Del Monte, for the retail and wholesale club markets, chilled and canned citrus products. Average selling prices under the Del Monte supply agreement are significantly less than those previously charged to the national supermarket chains. This is the result of our elimination of substantially all our United States costs from future periods that were associated with sales and marketing, distribution, accounting functions, interest expense and headcount.

     Japanese sales. We export a line of frozen and pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan are facilitated through Japanese trading companies, we maintain direct relationships with our industrial customers.

     Wholesale club sales. Prior to the Del Monte transaction, we sold our products directly to wholesale clubs throughout the United States. Presently, sales for the wholesale club channel are made to Del Monte pursuant to the 5-year supply agreement.

     Foodservice sales. Our sales to national restaurant chains, restaurants, hospitals and other foodservice customers are made either directly to or through a limited number of foodservice distributors or by our foodservice sales force.

     Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilize several independent industrial food brokers to sell our products to industrial users in the United States.

     Distribution. We operate our own trucking fleet to transport finished packaged fruit products from our Mexican manufacturing facilities to Del Monte's distribution center and other cold storage facilities in McAllen, Texas. Products exported to Europe and Japan are shipped directly from Mexico.

PROCUREMENT

     Currently, a substantial quantity of the fruit we process is purchased from third parties. However, our Mexico grapefruit growing operations supply a significant amount of our grapefruit requirements. In addition, we purchase grapefruit from growers in the Texas Rio Grande Valley for processing at our Mexican facilities. Substantially all of the mangos, oranges and melons used in our operations are purchased from third-party growers throughout Mexico.

PROCESSING

     Upon arrival at our Mexico processing plants, fruit is inspected and washed. On the production line, the fruit is peeled and cut into various presentations (slices, sections, chunks, and balls). Following this process, some fruits are further processed into juice-containing cell-sacs. In addition, some processed fruits are frozen utilizing our IQF process. Other processed fruits are transferred directly into bulk storage or final product packaging (jars and cans). After further processing, the juice-containing cell-sacs are canned while the frozen products are packaged into plastic bags or trays. Our ICMOSA plant is our primary plant and serves as the hub for our other two Mexican processing plants. All of our products are labeled and packaged for final shipment at each of our plants.

     To increase our operating efficiency, we are currently exploring "enzyme peeling" as an alternative to our traditional hand-peeling process. This technique has the potential of significantly improving fruit yields as the use of knives is eliminated in the peeling process, which translates to less fruit and labor costs per production unit. No assurance can be given that this process will be successfully implemented.

JUICE AND OIL BUSINESS SEGMENT

JUICE DIVISION

     Recent Developments. Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million plus value-added taxes of $120,000. As of July 25, 2003, total cash payments received amounted to $345,000 with the balance payable in six installments under a promissory note. The remaining payments, which aggregate $220,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     Although no assurances can be given, we anticipate that the closing date of the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million, will be during the third quarter of 2003.

     With the completion of the pending sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment will consist exclusively of our agricultural operation; our Italian lemon groves. Our Board of Directors is exploring several strategic alternatives for our lemon groves, which includes the divestiture of the lemon groves, a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons.

     Processing Season. Historically the citrus processing season in Mexico extended from September to mid-July of the following year.

     Processing plants. During the last processing season that we processed FCOJ, the 2000/2001 processing season, we operated two juice processing plants, which were located in the citrus growing region of Mexico close to the United States and the Mexican ports of Tampico and Veracruz. Collectively, the plants had the capacity to process 800 metric tons of fruit per day, with 15 juice extractors and approximately 89,000 square feet of plant space. Our citrus concentrates and single strength citrus juices were sold directly to juice importers and distributors in North America, Europe and the Pacific Rim.

     During the 2000/2001 processing season, as outlined below, our juice division produced a diverse array of products for distribution under different arrangements as follows:

- Processing Contract. Our juice division had a long-term lemon processing contract with Coca-Cola that was due to expire in 2007. Under the terms of this contract, we were obligated to process between 12,000 and 300,000 metric tons of lemons for Coca-Cola. However, our Victoria juice and oil plant processing capacity for Italian lemons was approximately 40,000 metric tons, substantially less than the contract requirement. During the current processing season, we processed between 25,000 and 30,000 metric tons. As we did not have sufficient production capacity for future years processing, we anticipated that performing under the terms of this contract would require substantial capital expenditures or securing additional processing capacity. As a result, this contract has been rescinded. See "Business - Recent Developments."

- Season Contract Orders. During the 2000/2001 processing season, our juice division received "season orders," primarily for FCOJ, which were placed for the duration of the season. A limited volume of single strength orange juice was also manufactured for these seasonal orders. At the season's onset, delivery schedule and prices were negotiated.

- Spot Market. In prior processing seasons, our juice division produced a significant amount of concentrate, primarily orange juice, based on annual sales estimates. As a result, our juice division had to invest significant working capital to build up the inventory during that processing season to sell in the future at market prices. As a result of our decision to divest our juice division assets, our present and future working capital requirements were substantially reduced.

     Current Products. In prior years, our juice division marketed directly to major industrial users a full line of citrus juice products including citrus concentrates and single strength juices:

     - Citrus concentrates. Our citrus juice concentrates were produced from oranges, grapefruits, tangerines, Persian limes and lemons. These products were squeezed, filtered and concentrated through evaporation and then packed in drums or shipped in tankers.

     - Single strength juices. Our citrus juices were produced from oranges, which were pasteurized and shipped directly to the United States border primarily in stainless steel containers for direct delivery to customers.

     - Citrus oils. Our citrus oils were extracted from oranges, grapefruits, tangerines, Persian limes and lemons. These oils were primarily used by our customers in beverages, perfumes and other scented products.

     - Cattle feed. As a by-product of the juice production, which was sold primarily to local farmers, we produced cattle feed by dehydrating the citrus peel.

     - Pectin. As a by-product of the Italian lemon processing, the lemon peel was processed for Coca-Cola for the production of pectin.

     Procurement. During the 2000/2001 processing season, we purchased citrus products from growers throughout Mexico. Most of our orange supply was procured from local suppliers under various arrangements, including pre-harvest contracts, operating agreements, individual fixed price contracts to purchase a grower's entire production and cash on delivery. The principal fruit supply areas were in the following states: San Luis Potosi (flat and mountain region), Veracruz (flat and hill region) and Tamaulipas (central and south state region). The State of Veracruz, located along the east coast of Mexico, is Mexico's largest orange producing region.

     We believed that the geographic diversification provided from our citrus sourcing reduced our juice division's risk of supply, as states such as Veracruz, historically, had very low risk of damage by frost or hurricane and allowed our juice division to enjoy an extended harvesting season of up to 10 months. Normally, the harvesting season commenced in September with the processing of Italian lemons until November when the processing of grapefruit, tangerines, Persian limes and oranges began and continued until the end of the regular season in May (8 months). As a result of our juice division's access to fruit from the North of Veracruz and San Luis Potosi, our harvesting season generally lasted two additional months, until mid-July. Our Victoria plant processed fruit grown primarily in the northeastern region of Mexico. The fruit was transported by common carrier to our two Mexican plants.

     Processing. Our juice division's processing plants were substantially automated. Once the fruit arrived at the plant, it was unloaded onto rollers and temporarily stored in silos. When released to production, the fruit was then washed and inspected. Bruised and damaged fruit was removed by hand with the remaining fruit routed to rollers with short needles, which extracted the oil from the peel. Once the oil was removed, the fruit was sorted by size and sent to the slicing and squeezing machines. These machines sliced the fruit, squeezed the juice and extracted the pulp. The juice was then separated from the pulp and the water was extracted from the juice through evaporation. The juice concentrate and essence oils were then stored on site until shipped to our customers.

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

AGRICULTURAL OPERATION

     General. Our Agricultural Operation acquired and developed, pursuant to a long-term supply contract with Coca-Cola, approximately 2,871 hectares (7,100 acres) of lemon groves for the Lemon Project, of which approximately 1,950 hectares (4,800 acres) comprise the current planting area. This contract has been rescinded. See "Business - Recent Developments." Our Board of Directors is exploring several strategic alternatives for our lemon groves, which include the divestiture of the lemon groves and a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons. Through geographical diversification, staggered planting, preventive maintenance including fumigation and fertilization and a highly developed technical staff we intend to reduce the agricultural risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - We are dependent upon fruit growing conditions, access to water and availability and price of fresh fruit."

     Strategy. With the completion of the pending sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment will consist exclusively of our agricultural operation; our Italian lemon groves. Our Board of Directors is exploring several strategic alternatives for our lemon groves, which includes the divestiture of the lemon groves, a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons.

     Lemon Project. As of December 31, 2002, our Lemon Project consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. As such, we presently have approximately 560,000 lemon trees under active cultivation on approximately 4,800 acres. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     The planting program began in November 1996 with the first harvests in late 2000. Following is a summary of our first three years harvests:

                    2000             2001            2002
                    ----             ----            ----
Metric tons             96            3,800           3,348
Billed revenue    $ 13,000        $ 560,000       $ 475,000

     All costs incurred to plant and maintain our lemon orchards have been capitalized and deferred as of December 31, 2002. As a result of the rescission of all contract rights and obligation for the growing of Italian lemons in April 2003, these deferred and capitalized costs will be amortized over their estimated useful lives starting in our second quarter of 2003. In prior years, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

     As of December 31, 2002, our lemon groves consisted of the following:

                                                                                           PROPERTY
     NAME                        LOCATION         HECTARES     ACREAGE       CROP          INTEREST
     ----                        --------         --------     -------       ----          --------
                               Gomez Farias,                     (A)
                               Tamaulipas,
El Cielo Grove ...........     Mexico                 725       1,791    Italian lemons     Owned

                               Cd. Valles,
                               San Luis Potosi,
Flor de Maria Grove.......     Mexico               2,146       5,301    Italian lemons     Leased
                                                   ------       -----
                                         Total      2,871       7,092
                                                   ======       =====

(A) One hectare equals approximately 2.47 acres.

     Included in our lemon land is a 30-year lease associated with 2,100 hectares (approximately 5,200 acres) of rural land used for the growing of Italian lemons, comprising substantially all the land of our Flor de Maria grove. This lease, which was prepaid at the price of the land sales price, $1.9 million, was entered into in 1999 with a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership. We are currently in the process of transitioning the lease into a land purchase, which is not expected to result in any significant increase in the amounts previously paid.

EMPLOYEES

     As of June 30, 2003, we employed approximately 1,200 employees in our packaged fruit operations and approximately 115, all of which are in the agricultural sector, in our juice and oil operations, all of which were located in Mexico. In Mexico, labor relations are governed by separate collective labor agreements between the employers and the unions representing the particular group of employees. Most of our employees in Mexico, whether seasonal or permanent, are affiliated with labor unions which are generally affiliated with a national confederation. Consistent with other labor practices in Mexico, wages are negotiated every year while additional benefits are negotiated every two years. Termination payments are charged to operations in the year in which the decision to dismiss an employee is made. All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, statutory profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not had to pay any statutory profit sharing. Our corporate office is located in Bartonville, Texas and consists of four full time employees.

ITEM 2. PROPERTIES

GROWING OPERATIONS

     To ensure the availability of the highest quality raw materials, we own or operate several citrus groves in Mexico. We believe that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fruits in a cost-effective manner. Presently, a large portion of our raw materials are provided by growers under various arrangements, including operating agreements and individual fixed price contracts. The following table sets forth our various agricultural groves:

                                                                                           PROPERTY
     NAME                         LOCATION              ACREAGE            CROP            INTEREST
     ----                         --------              -------            ----            --------
PACKAGED FRUIT GROVES
Loma Bonita Grove...........   Loma Bonita,
                               Oaxaca, Mexico          190 acres      White grapefruit      Leased

Las Varas Grove(1) (2)......   Loma Bonita,
                               Oaxaca, Mexico          642 acres      Pineapple             Leased

Villa Azueta  I  Grove  (1)    Villa Azueta,
  (3) ......................   Veracruz, Mexico         84 acres      Pineapple             Leased

Villa Azueta  II Grove  (1)    Villa Azueta,
  (4).......................   Veracruz, Mexico        610 acres      Pineapple             Owned

Azteca Grove (5)............   Montemorelos,                          White and rio red
                               Nuevo Leon, Mexico      144 acres      grapefruit            Leased

Las Tunas Grove.............   Isla,                                  White and pink
                               Veracruz, Mexico        120 acres      grapefruit            Leased

LEMON GROVES
El Cielo Grove .............   Gomez Farias,
                               Tamaulipas, Mexico    1,791 acres      Italian lemons        Owned

Flor de Maria Grove.........   Cd. Valles, San Luis
                               Potosi, Mexico        5,301 acres      Italian lemons        Leased

(1) During the third quarter of 2002, we discontinued our pineapple growing operations.

(2) As a result of the decision to discontinue our pineapple growing operations, on May 8, 2003, we entered into a mutual release agreement with the owners of the grove, which terminated the lease.

(3) In 1995, we entered into a 10-year lease for this grove and have an option to purchase the grove for fair market value determined at the time such option is exercised.

(4)  This grove is currently being held for sale.

(5) In 1994, ICMOSA entered into a 10-year operating agreement with the owners of this grove, which is located near the ICMOSA plant in Montemorelos. Pursuant to the agreement, ICMOSA operates the grove and purchases all the grapefruit at a formula price tied to the price of grapefruit purchased from unrelated third parties. The grove consists of approximately 13,000 grapefruit trees and incorporates advanced agricultural technology. Each tree has a watering and feeding system that can also be used as an anti-freeze system utilizing mist generated by three 500 horsepower boilers.

FACILITIES

     Our principal processing facilities are described below:

                                                                                      APPROXIMATE
                                                                                       NUMBER OF
                                                                    APPROXIMATE        EMPLOYEES
                                                                      SQUARE        (AS OF JUNE 30,
           NAME                         LOCATION                     FOOTAGE            2003)          INTEREST
           ----                         --------                     -------        ---------------    --------
PACKAGED FRUIT OPERATIONS (7)
ICMOSA Plant (1).............   Montemorelos, Nuevo Leon,
                                Mexico                                80,000             729           Owned
IHMSA Plant (3)..............   Montemorelos, Nuevo Leon,
                                Mexico                                40,000             389           Leased
Puebla Plant.................   Tlatlauquipec, Puebla, Mexico         50,000              82           Owned

JUICE AND OIL OPERATIONS
Victoria Juice and Oil Plant    Cd. Victoria, Tamaulipas,
  (2)(5).....................   Mexico                                65,700             115 (6)       Owned
Veracruz Juice Plant (4).....   Poza Rica, Veracruz, Mexico           22,900             -0-           Owned

(1)  This facility is pledged as collateral under a certain bank loan.

(2) This property, which was pledged as collateral under certain bank loans, was repaid in 2003.

(3) The agreement, pursuant to which this facility is leased, grants us the option to purchase the facility prior to the expiration of such agreement. We have exercised our purchase option and are waiting to finalize formal closing documents.

(4)  This plant was sold in June 2003.

(5)  This plant is in the process of being sold.

(6)  All the employees are associated with our Lemon project.

(7) Approximately 1,000 of the employees are represented by a labor union. Contracts are negotiated ever two years. The current contract expires in 2005.

     Our other supporting facilities consist of our corporate headquarters where we lease approximately 13,000 square feet of office space in Bartonville, Texas (located 20 miles from the Dallas/Fort Worth International Airport). As a result of the Del Monte transaction, this facility is listed with a realtor for subleasing.

ITEM 3. LEGAL PROCEEDINGS

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

     On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa Engracia S.A. de C.V., Defendants," was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. Although the ultimate resolution of this matter cannot be determined at this time, any unfavorable outcome would not have a material adverse effect on our consolidated financial condition.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. ("Frutalamo") under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million at June 30, 2000. These charges are included in our 2000 consolidated statement of operations as "Provision for losses on abandonment of leased facility."

     Subsequent to December 31, 2000, Frutalamo and certain of its shareholders (collectively, the "Frutalamo Plaintiffs") initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. Recently, we learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

INTELLECTUAL PROPERTY RIGHTS

     In connection with the Del Monte transaction in 2000, we sold the worldwide rights to our Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands. Del Monte granted us a 5-year royalty free license for the rights to these brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico. We now sell this product line in Mexico under our own brand name, Sunfruit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCK HOLDER MATTERS

     Our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol "UNMG.OB." The following table sets forth, for the periods indicated, the high and low sale prices as reported on The Nasdaq National Market and the Over-the-Counter Bulletin Board over the past two years.

                                                                  HIGH         LOW
                                                                  ----         ---
Year ended December 31, 2001:
    First Quarter.......................................          0.688       0.500
    Second Quarter......................................          0.670       0.370
    Third Quarter.......................................          0.580       0.380
    Fourth Quarter......................................          0.730       0.350
Year ended December 31, 2002:
    First Quarter.......................................          0.550       0.340
    Second Quarter......................................          0.620       0.320
    Third Quarter.......................................          0.590       0.330
    Fourth Quarter......................................          0.550       0.220

     The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. Effective at the opening of business on March 15, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "UNMG.OB." Prior to March 15, 2001 our common stock was traded on The Nasdaq National Market under the symbol "UNMG." On May 29, 2003, our common stock began trading on the Over-the-Counter Bulletin Board Pink Sheets under the symbol "UNMG.PK." On July 31, 2003, the last reported sale price for our common stock was $0.40. As of July 31, 2003 there were approximately 100 shareholders of record of our common stock and approximately 1,500 beneficial shareholders.

     We have not paid any cash dividends since inception and for the foreseeable future intend to follow a policy of retaining all of our earnings, if any, to finance the development and continued expansion of our business. There can be no assurance that dividends will ever be paid. Any future determination as to payment of dividends will depend upon our financial condition, results of operations and such other factors, as our Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and at the dates indicated, our selected historical consolidated financial data. The selected historical consolidated financial data has been derived from the historical consolidated financial statements and in the case of the fiscal years ended December 31, 2000, 2001 and 2002, should be read in conjunction with such financial statements and the notes thereto included elsewhere herein.

                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
                                                     1998       1999         2000        2001        2002
                                                  ---------   ---------   ---------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Net sales .....................................   $  72,311   $  66,233   $  45,191   $  34,216   $  27,162
Gross profit (loss) ...........................      16,148       7,630       1,038         836        (140)
Income (loss) from operations .................       1,758      (9,167)    (12,330)     (8,207)     (7,077)
Operating results of certain operations
  disposed of during 1999:
   Operating income (loss) ....................         122        (127)         --          --          --
   Loss on disposal of operations .............          --      (1,517)         --          --          --
Net loss ......................................      (2,965)    (12,996)    (11,363)     (8,765)     (7,942)
Basic and diluted loss per share ..............       (0.29)      (0.97)      (0.82)      (0.50)      (0.38)
Basic and diluted weighted average shares .....      10,131      13,462      13,938      17,618      21,045

Current assets ................................   $  39,443   $  30,591   $  18,398   $  17,713   $   8,027
Current liabilities ...........................      36,968      35,454      27,703      15,547      17,679
Working capital (deficit) .....................       2,475      (4,863)     (9,305)      2,166      (9,652)
Total assets ..................................      93,513      82,352      63,202      50,412      42,775
Short-term debt ...............................      22,417      22,449      15,984       7,680       8,657
Long-term debt ................................       7,833       6,207       5,005       6,851       4,622
Total debt ....................................      30,250      28,656      20,989      14,531      13,279
Accumulated deficit ...........................     (10,218)    (23,214)    (34,577)    (43,342)    (51,284)
Total shareholders' equity ....................      48,712      40,691      29,328      25,539      17,597

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation equipment and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million plus value-added taxes of $120,000. As of July 25, 2003, total cash payments received amounted to $345,000 with the balance payable in six installments under a promissory note. The remaining payments, which aggregate $220,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     Although no assurances can be given, we anticipate that the closing date of the sales of our Victoria juice and oil plant, for a cash payment of $3.5 million, will be during the third quarter of 2003.

     With the completion of the pending sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment will consist exclusively of our agricultural operation; our

Italian lemon groves. Our Board of Directors is exploring several strategic alternatives for our lemon groves, which includes the divestiture of the lemon groves, a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons.

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, the "Selected Financial Data" and the "Risk Factors" included elsewhere in this Item 7.

CONVERSION TO U.S. GAAP

     We conduct substantially all of our operations through our wholly owned operating subsidiaries. ICMOSA is a Mexican corporation with its headquarters located in Montemorelos, Nuevo Leon, Mexico, whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation with its headquarters now located in Cd. Mante, Tamaulipas, Mexico, which until June 2003 was located in Cd. Victoria, Tamaulipas, Mexico, whose principal activities were the operation of two citrus juice and oil processing plants, as well as managing our Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries' financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

     Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, which results in forming the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1 to our consolidated financial statements.

     The critical accounting policies described herein are those that are most important to the depiction of our financial condition and results of operations and their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with our customers is considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer's inability to meet their financial obligations to us, a specific reserve is provided to reduce the receivable to the amount expected to be collected. Historically we do not provide a general reserve.

IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires our management to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Prior to January 1, 2002, management determined whether any long-lived assets had been impaired based on the criteria established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount. In that event, we recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. Changes in our projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on the financial statements. Due to adverse industry conditions, changes in business strategy and our financial condition, it was determined at year-end 2001 that our juice division assets were impaired. We have re-examined our juice division assets in 2002 and concluded that an additional adjustment was required.

     As a result, during 2002, we recorded in our fourth quarter of 2002, a non-cash charge of $557,000 associated with our juice and oil processing plants. This charge is associated with our juice and oil business segment and is included under the caption "Impairment of long-lived assets" in our 2002 consolidated statement of operations. Subsequently, we entered into sale agreements for these facilities. In June 2003, we finalized the sale of one of the facilities. The second sale is expected to be finalized during the 2003 third quarter.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through December 31, 2002 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

LEGAL PROCEEDINGS AND LOSS CONTINGENCIES

     Our company is involved in routine legal and administrative matters that arise from the normal conduct of business. Some of these matters are not within our control and are difficult to predict and often are resolved over long periods of time. We maintain insurance, including directors' and officers' and corporate liability insurance, with third parties to mitigate any loss that is related to certain claims. Loss contingencies are recorded as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS No. 5, "Accounting for Contingencies."

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                      2000        2001        2002
                                                     ------      ------      ------
Net sales .....................................       100.0%      100.0%      100.0%
Cost of products sold .........................        97.7        97.6       100.5
                                                     ------      ------      ------
Gross profit (loss) ...........................         2.3         2.4        (0.5)
Selling, general and administrative expenses ..        29.6        17.0        14.2
Impairment of long-lived assets ...............          --         9.5        11.3
                                                     ------      ------      ------
Loss from operations ..........................       (27.3)      (24.1)      (26.0)
Other income (expense):
  Interest expense ............................        (6.0)       (2.8)       (1.5)
  Interest income .............................         1.8         0.4         0.3
  Other income (expense), net .................          --        (2.5)        0.8
  Gain on sale of Sunfresh(R)brand and
       related assets .........................         6.9          --          --
  Nonrecurring gain from VAT refund ...........         3.7          --          --
  Gain on forgiveness of debt .................          --         8.4          --
  Provision for loss on abandonment of leased
       facility ...............................        (5.5)         --          --
  Foreign currency translation loss ...........        (1.0)       (1.5)       (0.8)
                                                     ------      ------      ------
Loss before income taxes ......................       (27.4)      (22.1)      (27.2)
Income tax expense (benefit) ..................        (2.3)        3.5         2.0
                                                     ------      ------      ------
Net loss ......................................       (25.1)%     (25.6)%     (29.2)%
                                                     ======      ======      ======

Years Ended December 31, 2002 and 2001

     Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales decreased $1.9 million from $27.0 million in 2001 to $25.1 million in 2002, or 7.0%. This sales decrease was primarily caused by a slight increase in sales to Del Monte of $100,000 from $15.9 million in 2001 to $16.0 million in 2002, and was offset by decreases of 13.5% in foodservice and industrial sales from $3.7 million in 2001 to $3.2 million in 2002 and a decrease of 21.9 % in our Japanese sales from $7.3 million in 2001 to $5.7 million in 2002. The decrease in our foodservice sales in 2002 was impacted by our decision in 2000 to reduce product line and product offerings and a decrease in our sales of industrial products. The decrease in our sales to Japan was caused by reduced demand in 2002 from the Japanese trading companies that purchase our citrus products compared to the prior year.

     Citrus juice and oil sales decreased $5.1 million from $7.2 million in 2001 to $2.1 million in 2002, or 70.8%. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, we suspended our frozen concentrate orange juice operations (see Notes 1 and 13). With the divestiture of our juice and oil plant assets, we have exited the juice division of our juice and oil business segment. See "Business - Recent Developments."

     As a result of the foregoing, net sales decreased $7.0 million from $34.2 million in 2001 to $27.2 million in 2002, or 20.5% due to decreases in both packaged fruit and juice and oil sales.

     Gross profit on packaged fruit sales decreased slightly from 2.4% in 2001 to 2.2% in 2002. The gross margin reduction in the current period was impacted on a positive basis through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2001 period, but was negatively impacted by a non-cash inventory write-down of $1.1 million, which reduced gross margin by 4.4%, as a result of our decision to discontinue our pineapple growing operations.

     Citrus juice and oil gross profit decreased from 4.5% in 2001 to a loss of 64.6% in 2002. This significant decrease was primarily due to unabsorbed plant costs related to our decision to suspend our frozen concentrate orange juice operations and liquidate our remaining inventory.

     As a result of the foregoing, gross profit as a percentage of net sales decreased from 2.4% in 2001 to a loss of 0.5% in 2002. In addition, substantially all of our Mexican subsidiaries operating and manufacturing costs are peso-based. These peso-based costs include labor, energy and utilities and raw materials. Generally, these costs increase in relation to the Mexican inflation rate, which for 2002 has been approximately 5.7%. In addition, over the past several years, the Mexican peso has strengthened slightly against the U.S. dollar. Since our sales to Del Monte and our Japanese customers are based in U.S. dollars, the increases in our manufacturing costs resulting from Mexican inflation and the slight strengthening of the Mexican peso relative to the U.S. dollar have negatively impacted our gross margins.

     Selling, general and administrative expenses ("SG&A") decreased $1.9 million from $5.8 million in 2001 to $3.9 million in 2002, or 32.7%. This significant improvement was due to reduced SG&A expenses at both our packaged fruit and juice and oil business segments and those associated with being a publicly held company. We anticipate that compliance with the Sarbanes-Oxley Act of 2002 will increase the associated costs with being a publicly held company.

     Impairment of long-lived assets of $3.2 million in 2001 and $3.1 million in 2002 represented non-cash charges which resulted from our decision to discontinue our juice processing line of business in our juice and oil business segment and write down the long-lived assets, including goodwill, to their estimated fair values. Included in the write-downs were write-offs of goodwill of $300,000 in 2001 and $2.5 million in 2002.

     Interest expense decreased $535,000 from $942,000 in 2001 to $407,000 in 2002, or 56.8%. This decrease was primarily the result of interest expense reductions resulting from a repayment of over $2.2 million of long-term debt with the proceeds from the sale of our Hacienda and two small lemon groves in December 2001, the elimination of interest expense associated the settlement of debt with a Mexican bank in 2001 and the capitalization of interest costs associated with our Lemon Project. As of December 31, 2002 our total outstanding debt was $13.3 million compared to $14.5 million at December 31, 2001.

     Interest income decreased $76,000 from $151,000 in 2001 to $75,000 in 2002 and was primarily the result of decreased cash balances available for investing and lower interest rates.

     Other income (expense), net increased from a net expense of $922,000 in 2001 to net income of $217,000 in 2002. The 2001 amount consists primarily of losses associated with the disposal of property, plant and equipment at our Mexican subsidiaries, GISE and ICMOSA, which we believe was not essential to our future growth. In December 2001, we sold our Hacienda and two of the smaller lemon groves for $2.5 million in cash and used the proceeds to retire debt and accrued interest. The Hacienda and one of the groves were part of the initial purchase of GISE in 1996. We also vacated two of the leased plants used in our packaged fruit segment, resulting in the write-off of non-sellable building improvements and machinery used at those facilities of approximately $625,000. The 2002 amount consists primarily of miscellaneous non-operating income and expense items.

     Gain on forgiveness of debt of $2.9 million in 2001 represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million.

     Foreign currency translation gain (loss), which increased from a net loss of $505,000 in 2001 to a net loss of $210,000 in 2002, result from the re-measurement of our foreign subsidiaries financial statements to U.S. GAAP. This increase is the result of a slightly weaker Mexican peso in the current year as compared to the U.S. dollar.

     Income tax expense decreased $660,000 from $1.2 million in 2001 to $540,000 in 2002. These changes are due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and in accordance with U.S. GAAP) on the one hand and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws on the other hand. In addition, in accordance with U.S. GAAP, valuation allowances, which have been provided for net operating losses generated in Mexico and in the U.S., are reviewed periodically by management for reasonableness. As a result of this review, these valuation allowances were increased in each year based on expiration dates of our net operating loss and asset tax credit carryforwards in Mexico.

     As a result of the foregoing, we reported net losses of $8.8 million in 2001 and $7.9 million in 2002.

Years Ended December 31, 2001 and 2000

     Net sales consist of packaged fruit and citrus juice and oils. Packaged fruit sales decreased 17.2% from $32.6 million in 2000 to $27.0 million in 2001. This sales decrease was primarily caused by a combined decrease in retail, Del Monte and wholesale club sales of 32.2% from $23.6 million in 2000 to $16.0 million in 2001, a 14.0% decrease in foodservice and industrial sales from $4.3 million in 2000 to $3.7 million in 2001 and an increase in sales to Japan of 55.3% from $4.7 million in 2000 to $7.3 million in 2001. Retail sales in 2001 consisted primarily of sales to Del Monte, which includes both retail and wholesale club products. In connection with the Del Monte transaction in September 2000, which included the sale of substantially our entire Sunfresh(R) brand on hand inventory associated with both retail and wholesale club products, we entered into a 5-year supply agreement with Del Monte under which we produce the chilled and canned citrus products for them at our existing facilities in Mexico. As a result, average selling prices under the Del Monte supply agreement are substantially lower than those previously charged to the national supermarket chains. The Del Monte transaction, which allowed us to retain the rights to our foodservice, industrial and Japanese sales, also granted us a royalty free 5-year license agreement for the rights to sell the Sunfresh(R) brand in specific areas, including Europe, Asia, the Pacific Rim and Mexico. The decrease in our foodservice sales in the 2001 period was impacted by our decision in 2000 to reduce product line and product offerings and a decrease in our sales of industrial products. The increase in our sales to Japan was caused by increased demand in 2001 from the Japanese trading companies that purchase our citrus products compared to the prior year period.

     Citrus juice and oil sales decreased by 42.9%, or $5.4 million, from $12.6 million in 2000 to $7.2 million in 2001. This decrease was caused by a continuation of unfavorable worldwide market prices of FCOJ in 2001 compared to 2000, which resulted in reduced average selling prices. As a result, GISE processed and sold significantly lower volumes of frozen concentrate in 2001 as compared to 2000. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, we decided in early 2002 to discontinue our juice processing operations.

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

     Selling, general and administrative expenses ("SG&A") decreased from $13.4 million in 2000 to $5.8 million in 2001, or 56.7%. As a result of the Del Monte transaction, we have significantly reduced the costs of our United States operations. Because we no longer sell directly into the U.S. retail and wholesale club channels, SG&A costs associated with these lines of business have been substantially eliminated. Remaining U.S. SG&A expenses are those necessary to operate our United States foodservice and industrial products business, develop our Mexico and European markets and those associated with operating a publicly-held company.

     Impairment of long-lived assets of $3.2 million in 2001 resulted from our decision to discontinue our juice processing line of business in our juice and oil business segment. As a result, we recorded a non-cash charge associated with the write-down to estimated realizable value of certain long-lived assets of this division, which consisted of a $2.9 million write-down of property, plant and equipment and a $300,000 write-down of goodwill. We have reclassified these assets, which have a remaining carrying value of $5.4 million, to current assets in our December 31, 2001 consolidated balance sheet.

     Interest expense decreased by 65.1%, or $1.8 million, from $2.7 million in 2000 to $942,000 in 2001. This decrease was primarily the result of interest expense reductions resulting from us repaying approximately $10.5 million of short and long-term debt with the net proceeds from the Del Monte transaction in 2000, a reduction of over $2.2 million repayment of long-term debt with the proceeds from the sale of our Hacienda and two small lemon groves in December 2001, reduced interest rates primarily associated with the FOCIR debt, the elimination of interest expense associated the settlement of debt with a Mexican bank and the capitalization of interest costs associated with our Lemon Project. As of December 31, 2001 our total outstanding debt was $14.5 million compared to $22.0 million at December 31, 2000.

     Interest income decreased from $802,000 in 2000 to $151,000 in 2001 and was caused primarily from the decrease in our cash balances available for investing and lower interest rates.

     Other expense of $922,000 in 2001 consists primarily of losses associated with the disposal of property, plant and equipment at our Mexican subsidiaries, GISE and ICMOSA, which we believe was not essential to our future growth. In December 2001, we sold our Hacienda and two of the smaller lemon groves for $2.5 million in cash and used the proceeds to retire debt and accrued interest. The Hacienda and one of the groves were part of the initial purchase of GISE in 1996. We also vacated two of the leased plants used in our packaged fruit business segment, resulting in the write-off of non-sellable building improvements and machinery used at those facilities of approximately $625,000.

     Gain on sale of Sunfresh(R) brand and related assets of $3.1 million in 2000 represents the gain realized on the August 31, 2000 sale of our Sunfresh(R) brand to Del Monte (see Note 2).

     Nonrecurring gain from VAT refund of $1.7 million in 2000 represents a value added tax refund received by one of our Mexican subsidiaries (see Note 2).

     Gain on forgiveness of debt of $2.9 million in 2001 represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million.

     Provision for losses on abandonment of leased facility of $2.5 million in 2000 represents a non-cash loss associated with the write-off of a non-refundable deposit and the recording of a cancellation fee in connection with management's decision not to exercise its option to purchase a certain juice processing facility.

     Foreign currency translation losses, which result from the re-measurement of our foreign subsidiaries financial statements to U.S. GAAP, increased slightly from a loss of $452,000 in 2000 to a loss of $505,000 in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value-added taxes of $120,000. As of July 25, 2003, total cash payments received amount to $345,000 with the balance payable in six installments under a promissory note, which aggregate $220,000 in 2003 and $590,000 in 2004. Although no assurances can be given, we anticipate that the closing date of the sale of our Victoria juice and oil plant, for a cash payment $3.5 million, will be during the third quarter of 2003.

     At December 31, 2002 our cash and cash equivalents totaled $406,000, a decrease of $729,000 from year-end 2001. During 2002, our operating activities generated cash of $2.1 million primarily from reductions in our year-end 2001 receivables, inventories and an increase in our accounts payable, accrued liabilities and other long-term liability. Capital expenditures were $1.7 million in 2002 and we reduced our total outstanding debt by $1.3 million in 2002. Working capital at December 31, 2002 amounted to a deficit of $9.7 million.

     Our prior year's report of independent auditors, which accompanied our audited consolidated financial statements for 2000 and 2001, included a going concern explanatory paragraph that raised substantial doubt about our ability to continue operations under existing business conditions given our recurring losses, negative cash flows and substantial difficulties in meeting our obligations. In recent years we had to rely on sales of our common stock to our principal shareholder and bank financing to finance our working capital needs and certain of our capital expenditures.

     We began to address our going concern issue and the underlying liquidity problem through the Del Monte transaction during 2000 and a fundamental change in our business strategy. We also decided to discontinue the juice division of our juice and oil business segment and offered for sale all of its property, plant and equipment. In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons associated with the contracts described above, for an aggregate cash payment of $12.5 million. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     As of July 25, 2003, approximately $2.5 million of the gross proceeds from the Coca-Cola transaction have been used to pay past due accounts payable and operating expenses of our lemon groves and juice and oil processing plants prior to sale, pay severance payments to former plant and administrative employees of the juice division, repay the Rabobank Nederland loan of $1.5 million (see Note
6), repay the Banamex loans of $558,000 (see Note 7) and repayment of bridge loans to our largest shareholder, M&M Nominee, of $368,000. The remaining cash of approximately $7.6 million is anticipated to be used to pay operating expenses of the lemon groves and provide working capital for our continuing operations. Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the FOCIR Agreement (see Note 7) and would require their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of December 31, 2002, principal of $4.6 million ($47.0 million Mexican pesos) and accrued accretion of $1.4 million ($14.6 million Mexican pesos), was owed to FOCIR.

     We currently have no material commitments for 2003, other than those disclosed in the footnotes to our 2002 consolidated financial statements.

     We have experienced significant operating losses and negative cash flows to date. Our management's plans to increase our cash flows from operations relies significantly on increases in revenues generated from our packaged fruit business segment, further development of a strategy for our lemon groves, which could include a complete or partial sale, distributing the lemons in the fresh market or developing other uses for the lemons and further decreases in our operating expenses in all areas, including our costs of being a public company. However, there are no assurances that we will be successful in effecting such changes. If future revenues are not sufficient to cover our 2003 and beyond working capital requirements or fund revenue growth or expenditures for new processing technologies, we may need to obtain approval from FOCIR to use cash from the Coca-Cola sale to fund such expenditures. If we are unsuccessful in obtaining such approval, we may have to use a portion of our cash to retire the FOCIR debt and accreted interest.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, legal obligations associated with the retirement of long-lived assets will be recorded as a liability when the retirement obligation arises, and the cost capitalized as part of the related long-lived assets and amortized over the life of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations and financial position.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to adopt SFAS No. 145 in 2002 related to the gain of $2.9 million from the settlement of certain debt with a Mexican bank and, accordingly, reclassified the extraordinary amount recognized in 2001 to other income (expense) in our 2001 consolidated statement of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses the financial accounting and reporting costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the potential impact, if any, that the implementation will have on our consolidated results of operations and financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure requirements of this Statement will be effective during our first quarter of fiscal 2003. The adoption of SFAS No. 148 in the first quarter of 2003 did not have a significant impact on our disclosures relating to our stock option plans.

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

                    RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

     We have sustained net losses in each of the last six fiscal years. As of December 31, 2002 our accumulated deficit was $51.3 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in each of the last six years, there can be no assurance that we will achieve a profitable level of operations in fiscal 2003 and beyond, or, if profitability is achieved that it can be sustained.

     Our Board of Directors is exploring several strategic alternatives for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons. Unless successful in the divestiture of our lemon groves, our ability to achieve profitability in the future will depend on several factors, including our ability to produce and market fresh lemons commercially.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and the entering into a 5-year supply agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, sales to them represented 9.7%, 46.4% and 59.0%, respectively, of our 2000, 2001 and 2002 consolidated net sales. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the 5-year supply agreement requires Del

Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our consolidated results of operations and financial condition.

WE MAY LOSE OUR NET OPERATING LOSS CARRYFORWARDS, WHICH COULD PREVENT US FROM OFFSETTING FUTURE TAXABLE INCOME IN THE UNITED STATES.

     In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, purchased an additional 6,849,315 shares of our common stock increasing their ownership from 42.5% to 62.5%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss carryforwards where changes occur in the stock ownership of a company. As a result, this limitation will allow us to use only a portion of our pre-change net operating loss carryforwards, which amounted to $17.7 million at December 31, 2002, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we may only be allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire.

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

     Also, our Board of Directors is exploring several strategic alternatives for our lemon groves, which include the divestiture of the lemon groves and a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons. No assurance can be given that we will be successful in exploring several strategic alternatives for our lemon groves or develop successful operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons.

                    RISKS RELATING TO OUR MEXICAN OPERATIONS

WE ARE SUBJECT TO THE RISK OF FLUCTUATING FOREIGN CURRENCY EXCHANGE RATES AND INFLATION.

     We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of Mexican subsidiaries financial statements. Since the assets and liabilities therein are peso denominated, a falling peso results in a translation loss to the extent there are net peso assets or a translation gain to the extent there are net peso liabilities. Pricing associated with the 5-year supply agreement entered into with Del Monte is in U.S. dollars. Our exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the Mexican marketplace.

     Significant fluctuations in the exchange rate of the Mexican peso compared to the U.S. dollar, as well as the Mexican inflation rate, could significantly impact our ability to fulfill our contractual obligations under the Del Monte supply agreement in a profitable manner, which could result in a material adverse effect upon our consolidated results of operations and financial conditions.

WE ARE DEPENDENT UPON FRUIT GROWING CONDITIONS, ACCESS AND AVAILABILITY OF WATER AND THE PRICE OF FRESH FRUIT.

     We grow grapefruit, which is used in our packaged fruit operations, and Italian lemons. Severe weather conditions, lack of water and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of one or more of our products and could significantly impact the yields of our lemon groves. Substantially all of our growing operations are irrigated and a lack of water has not had a materially adverse effect on our growing operations. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on the results of our operations and our financial conditions. In addition, we also source a substantial amount of our raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters could increase the cost of our raw materials or otherwise adversely affect our operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If we are unable to pass along the increased raw material costs, our consolidated financial condition and results of operations could be materially adversely affected.

LABOR SHORTAGES AND UNION ACTIVITY COULD AFFECT OUR ABILITY TO HIRE AND WE ARE DEPENDENT ON THE MEXICAN LABOR MARKET.

     We are heavily dependent upon the availability of a large labor force to produce our products and work our lemon groves. The turnover rate among the labor force is high due to competitive labor conditions in the area that our plants are located. If it becomes necessary to pay more to attract labor, our labor costs will increase.

     Our Mexican work force, whether seasonal or permanent, are generally affiliated with labor unions that are generally affiliated with a national confederation. If the unions attempt to disrupt production and are successful on a large scale, labor costs will likely increase and work stoppages may be encountered, which could be particularly damaging in our industry where the harvesting season for citrus crops occur at peak times and getting the fruit processed and packed on a timely basis is critical.

WE ARE SUBJECT TO STATUTORY EMPLOYEE PROFIT SHARING IN MEXICO.

     All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not been required to pay any profit sharing. Statutory employee profit sharing expense, when paid, is reflected in our cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Our net losses as shown in our consolidated statements of operations are not always a meaningful indication of taxable income of our subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

WE ARE SUBJECT TO VOLATILE INTEREST RATES IN MEXICO, WHICH COULD INCREASE OUR CAPITAL COSTS.

     We are subject to volatile interest rates in Mexico. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. High interest rates restrict the availability and raise the cost of capital for our Mexican subsidiaries and for growers and other Mexican parties with whom we do business, both for borrowings denominated in pesos and for borrowings denominated in U.S. dollars. As a result, costs of operations for our Mexican subsidiaries could be higher.

TRADE DISPUTES BETWEEN THE UNITED STATES, MEXICO, JAPAN AND EUROPE COULD RESULT IN TARIFFS, QUOTAS AND BANS ON IMPORTS, INCLUDING OUR PRODUCTS, WHICH COULD IMPAIR OUR FINANCIAL CONDITION.

     We are subject to trade agreements between Mexico, the United States, Japan and Europe. Despite the enactment of the North American Free Trade Agreement, Mexico and the United States from time to time are involved in trade disputes. The United States has, on occasion, imposed tariffs, quotas, and importation limitations on products produced in Mexico. Because all of our products are currently produced by our subsidiaries in Mexico, which we sell in the United States, Japan and Europe, such actions, if taken, could adversely affect our business.

WE ARE SUBJECT TO GOVERNMENTAL LAWS THAT RELATE TO OWNERSHIP OF RURAL LANDS IN MEXICO.

     We own or lease, on a long-term basis, approximately 7,000 acres of rural land in Mexico, which are used primarily for growing our Italian lemons. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities. Although we have not experienced any legal disputes with respect to our land ownership, we are transitioning, pursuant to the terms of an existing agreement with an "Ejido" system of land ownership, approximately 5,200 acres of land from a 30-year lease to a land purchase. If we were unsuccessful in our efforts to transition this 30 year lease, such event could adversely affect the potential strategic alternative to divest our lemon groves.

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

     The Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency, and other federal and state regulatory agencies in the United States extensively regulate our activities in the United States. The manufacturing, processing, packing, storage, distribution and labeling of food and juice products are subject to extensive regulations enforced by, among others, the FDA and to inspection by the USDA and other federal, state, local agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. We believe that our products satisfy, and any new products will satisfy all applicable regulations and that all of the ingredients used in our products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our consolidated results of operations and financial condition.

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

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

     M&M Nominee own 13,149,274 shares of our common stock accounting for 62.5% of all issued and outstanding shares. As a result, M&M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit initiatives taken by our company that are not acceptable to M&M Nominee.

WE ARE SUBJECT TO RECENT LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission ("SEC"), we may be required to increase or modify our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could potentially increase the expenses we report under United States Generally Accepted Accounting Practices and could adversely affect our operating results.

                       RISKS RELATING TO OUR COMMON STOCK

THE DELISTING FROM THE OVER-THE-COUNTER BULLETIN BOARD HAS FURTHER REDUCED THE LIQUIDITY AND MARKETABILITY OF OUR COMMON STOCK AND MAY FURTHER DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     On March 15, 2001, Nasdaq delisted our common stock from The Nasdaq National Market and moved our common stock to the Over-the-Counter Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "UNMG.OB." On May 29, 2003, our common stock ceased to be quoted for trading on the OTC Bulletin Board, and is presently listed on the "Pink Sheets." Prices for securities traded solely on the Pink Sheets may be difficult to obtain. As such our stock has very limited liquidity and marketability. This very limited liquidity, marketability, the reduced public access to quotations for our common stock and lack of a regular trading market for our stock have depressed the market price of our stock. Although we intend to take actions necessary to have our stock included in the OTC Bulletin Board, there can be no assurance that we will be successful. Further, the OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market with significantly less liquidity than other recognized markets such as The Nasdaq Stock Market.

"PENNY STOCK" REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK.

         The SEC has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.

     Our interest expense is most sensitive to changes in the general level of U.S. interest rates and London interbank offered rates. In this regard, changes in these interest rates affect the interest paid on our debt.

     The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations.

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                      Estimated
                                                                                    There-            Fair Value
                                2003         2004     2005      2006       2007     after     Total    12/31/02
                                ----         ----     ----      ----       ----     -----     -----    --------
Long-term debt, including
   current portion
     Fixed rate                $  490       $  12     $ --      $ --      $   --    $   --    $  502    $  502
     Average interest rate       17.8%        6.9%

     Variable rate             $  446       $ 300     $400      $700      $1,260    $4,611    $7,717    $7,717
     Average interest rate        7.9%        7.3%     7.3%      7.3%        7.3%     11.4%

     At December 31, 2002, U.S. dollar denominated long-term debt amounted to $3.1 million as compared to Mexican peso denominated long-term debt of $5.1 million.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Auditors...............................................................      32

Consolidated Balance Sheets as of December 31, 2001 and 2002.................................      33

Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 2001 and 2002.........................................................      34

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 2000, 2001 and 2002.........................................................      35

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 2001 and 2002.........................................................      36

Notes to Consolidated Financial Statements...................................................      37

Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts..........................................      56

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
The UniMark Group, Inc.

     We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 16(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                              Mancera, S.C.,
                                              Member Practice of
                                              Ernst & Young Global

Mexico City, Mexico
July 25, 2003

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       2001        2002
                                                                     --------    --------
                              ASSETS
Current assets:
  Cash and cash equivalents........................................  $  1,135    $    406
  Accounts receivable - trade, net of allowance of $1,317 in 2001
     and $1,118 in 2002............................................     2,311         736
  Accounts receivable - other......................................       219         246
  Notes receivable.................................................       340         310
  Income and value added taxes receivable..........................       537         909
  Inventories......................................................     7,560       5,221
  Prepaid expenses.................................................       239         199
  Property held for sale...........................................     5,372          --
                                                                     --------    --------
          Total current assets.....................................    17,713       8,027
Property, plant and equipment, net.................................    27,459      32,486
Goodwill, net......................................................     2,516          --
Deposit on plant facility..........................................     2,262       2,044
Notes receivable, less current portion.............................       259          --
Other assets.......................................................       203         218
                                                                     --------    --------
          Total assets.............................................  $ 50,412    $ 42,775
                                                                     ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................................  $  3,550    $    100
  Short and long-term debt in default..............................     2,617       8,529
  Current portion of long-term debt................................     1,513          28
  Accounts payable - trade.........................................     3,845       4,401
  Accrued liabilities..............................................     4,022       4,621
                                                                     --------    --------
          Total current liabilities................................    15,547      17,679
Long-term debt, less current portion...............................     6,851       4,622
Deferred Mexican statutory profit sharing and income taxes.........     1,730       1,443
Other long-term liability..........................................       745       1,434
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 40,000,000 in 2001 and 2002
    Issued and outstanding shares - 21,044,828 in 2001
        and 2002...................................................       210         210
  Additional paid-in capital.......................................    68,671      68,671
  Accumulated deficit..............................................   (43,342)    (51,284)
                                                                     --------    --------
          Total shareholders' equity...............................    25,539      17,597
                                                                     --------    --------
          Total liabilities and shareholders' equity...............  $ 50,412    $ 42,775
                                                                     ========    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                     YEARS ENDED DECEMBER 31,
                                                   2000        2001        2002
                                                 --------    --------    --------
Net sales ....................................   $ 45,191    $ 34,216    $ 27,162
Cost of products sold ........................     44,153      33,380      27,302
                                                 --------    --------    --------
Gross profit (loss) ..........................      1,038         836        (140)
Selling, general and administrative expenses..     13,368       5,798       3,864
Impairment of long-lived assets ..............         --       3,245       3,073
                                                 --------    --------    --------
Loss from operations .........................    (12,330)     (8,207)     (7,077)
Other income (expense):
  Interest expense ...........................     (2,714)       (942)       (407)
  Interest income ............................        802         151          75
  Other income (expense), net ................         --        (922)        217
  Gain on sale of Sunfresh(R) brand and
    related assets ...........................      3,089          --          --
  Nonrecurring gain from VAT refund ..........      1,685          --          --
  Gain on forgiveness of debt ................         --       2,870          --
  Provision for losses on abandonment
    of leased facility .......................     (2,490)         --          --
  Foreign currency translation loss ..........       (452)       (505)       (210)
                                                 --------    --------    --------
                                                      (80)        652        (325)
                                                 --------    --------    --------
Loss before income taxes .....................    (12,410)     (7,555)     (7,402)
Income tax expense (benefit) .................     (1,047)      1,210         540
                                                 --------    --------    --------
Net loss .....................................   $(11,363)   $ (8,765)   $ (7,942)
                                                 ========    ========    ========

Basic and diluted loss per share .............   $  (0.82)   $  (0.50)   $  (0.38)
                                                 ========    ========    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                       ADDITIONAL
                                                            COMMON      PAID-IN     ACCUMULATED
                                               SHARES       STOCK       CAPITAL       DEFICIT        TOTAL
                                               ------       -----       -------       -------        -----
 Balance as of December 31, 1999 .........   13,938,326   $      139   $   63,766      (23,214)       40,691
   Net loss ..............................           --           --           --      (11,363)      (11,363)
                                             ----------   ----------   ----------   ----------    ----------
 Balance as of December 31, 2000 .........   13,938,326          139       63,766      (34,577)       29,328
   Shares issued for cash in public rights
    offering, net of offering expenses ...    7,106,502           71        4,905           --         4,976
   Net loss ..............................           --           --           --       (8,765)       (8,765)
                                             ----------   ----------   ----------   ----------    ----------
Balance as of December 31, 2001 ..........   21,044,828          210       68,671      (43,342)       25,539
   Net loss ..............................           --           --           --       (7,942)       (7,942)
                                             ----------   ----------   ----------   ----------    ----------
Balance as of December 31, 2002 ..........   21,044,828   $      210   $   68,671   $  (51,284)   $   17,597
                                             ==========   ==========   ==========   ==========    ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED DECEMBER 31,
                                                                    2000        2001        2002
                                                                  --------    --------    --------
OPERATING ACTIVITIES
Net loss ......................................................   $(11,363)   $ (8,765)   $ (7,942)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of Sunfresh(R) brand and related assets ......     (3,089)         --          --
    Provision for doubtful accounts ...........................      1,055         224          --
    Depreciation ..............................................      2,169       2,180       1,536
    Amortization of intangible assets .........................        133         106          --
    Impairment of long-lived assets ...........................         --       3,245       3,073
    Gain on forgiveness of debt ...............................         --      (2,870)         --
    Provision for losses on abandonment of leased facility ....      1,490          --          --
    Deferred Mexican statutory profit sharing and income
      taxes ...................................................     (1,379)        564        (287)
    Write-down of long-term orchard costs .....................        434          --          --
    Loss on disposal or write-off of plant and equipment ......        711       1,306          --
Changes in operating assets and liabilities, net of effects
   associated with the sale of the Sunfresh(R) brand in 2000:
       Receivables ............................................      1,884       3,762       1,465
       Inventories ............................................        917       2,924       2,339
       Prepaid expenses .......................................        579         104          40
       Accounts payable and accrued liabilities ...............      1,456      (1,912)      1,155
       Other long-term liability ..............................        280         465         689
                                                                  --------    --------    --------
Net cash provided by (used in) operating activities ...........     (4,723)      1,333       2,068
                                                                  --------    --------    --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment ....................     (5,626)     (3,150)     (1,748)
Net proceeds from sale of the Sunfresh(R) brand and related
   assets .....................................................     13,052          --          --
Proceeds from sale of businesses and sale of plant and
   equipment ..................................................         --       2,646          --
Decrease (increase) in deposit on plant facility ..............          7        (667)        218
Decrease (increase) in other assets ...........................        298         181         (15)
                                                                  --------    --------    --------
Net cash provided by (used in) investing activities ...........      7,731        (990)     (1,545)
                                                                  --------    --------    --------

FINANCING ACTIVITIES
Net proceeds from the issuance of common shares ...............         --       4,976          --
Proceeds from issuance of short-term promissory note ..........         --       1,800         100
Payment of short-term promissory note .........................         --      (1,800)         --
Net reductions of short-term debt, short and long-term debt
  in default and current portion of long-term debt ............     (8,424)     (5,230)     (1,329)
Proceeds from long-term debt ..................................      4,936          --          --
Payments of long-term debt ....................................     (2,513)        (29)        (23)
                                                                  --------    --------    --------
Net cash used in financing activities .........................     (6,001)       (283)     (1,252)
                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..........     (2,993)         60        (729)
Cash and cash equivalents at beginning of year ................      4,068       1,075       1,135
                                                                  --------    --------    --------
Cash and cash equivalents at end of year ......................   $  1,075    $  1,135    $    406
                                                                  ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid ...............................................   $  2,907    $  1,676    $    329
                                                                  ========    ========    ========
  Asset tax paid ..............................................   $    312    $    582    $    492
                                                                  ========    ========    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: Our company, The UniMark Group, Inc., a Texas corporation, is a vertically integrated citrus and tropical fruit growing and processing company with substantially all of our operations in Mexico.

     We conduct substantially all of our operations through our wholly owned operating subsidiaries. In Mexico, our operating subsidiaries include:
Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"), Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and AgroMark, S.A. de C.V. ("AgroMark"). In the United States our subsidiary is UniMark Foods, Inc. ("UniMark Foods").

     Principles of Consolidation: The consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition: Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery.

     Cost of Products Sold: Cost of products sold includes the cost of the fruit, packaging materials, labor, depreciation, overhead, transportation and other distribution costs, including handling costs incurred to deliver our products to our customers.

     Foreign Operations: Substantially all of our operations are located in Mexico and a significant portion of our fruit is procured in Mexico. In addition, substantially all of our Mexican employees are affiliated with labor unions and are typically covered by two-year contracts.

     Use of Estimates: The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

     Our company is vertically integrated for a portion of its raw materials. Such inventory is recorded at the lower of cost or market, which involves significant estimates. Factors such as weather, pestilence, disease or other natural disasters could affect estimated yields causing actual results to differ from those estimated.

     Cash Equivalents: We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     Concentration of Credit Risk: We process and sell niche citrus and tropical fruit products, and other specialty food ingredients to customers in the foodservice and retail industries in the United States, Mexico, Europe and Japan. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Trade receivables generally are due within 30 days. We maintain an allowance for doubtful accounts, which is based on an analysis of past due accounts, which was $1.3 million and $1.1 million as of December 31, 2001 and 2002, respectively. Historically credit losses have been within management's expectations, and with the exception of one customer account, which is fully reserved, have not been significant. Two customers accounted for 64.0% and 74.5% of our net sales in the years ended December 31, 2001 and 2002, respectively. No one customer accounted for more than 10% of our net sales for the year ended December 31, 2000. As a result of our sale of our Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands to Del Monte in 2000, along with the entering into of a 5-year supply agreement to produce the aforementioned brands of chilled and canned citrus products for distribution into its retail and wholesale club markets, a significant portion of our foreseeable future net sales will be dependent on this customer. We believe that our future success depends upon the future operating results of Del Monte and in their ability to broaden their customer base. There can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse affect on our business, results of operations and financial condition. In addition, Del Monte could have significant leverage and could attempt to change the terms, including pricing, upon which our company and Del Monte does business, thereby adversely affecting our business, results of operations and financial condition. Sales to Del Monte for the period September 1, 2000 to December 31, 2000 amounted to $4.4 million and for the years ended December 31, 2001 and 2002 amounted to $15.9 million and $16.0 million, respectively.

     Inventories: Inventories are valued at the lower of cost or market using average cost and consist primarily of processed finished goods, raw materials, supplies and advances to suppliers.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Buildings..............................................             20 years
Machinery and equipment................................         5-12.5 years

     All costs incurred to plant and maintain our lemon orchards have been capitalized and deferred as of December 31, 2002. As a result of the rescission of all contract rights and obligation for the growing of Italian lemons in April 2003, these deferred and capitalized costs will be amortized over their estimated useful lives starting in our second quarter of 2003. In prior years, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

     Impairment of Long-Lived Assets: Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on the continued unfavorable and volatile worldwide market prices for FCOJ, we suspended our frozen concentrate orange juice operations in early 2002, and offered all the long-lived assets related to this operation for sale. Based on our intentions to sell these assets, we classified them as "Property held for sale" in our December 31, 2001 consolidated balance sheet. In accordance with SFAS No. 121, and based on an appraisal from a third party, we recorded a non-cash charge of $3.2 million in 2001 for impairment of these assets in order to value these assets at their estimated fair value. This charge, which included $300,000 of impaired goodwill, is associated with our juice and oil business segment and is included under the caption "Impairment of long-lived assets" in our 2001 consolidated statement of operations.

     During 2002, we determined that our efforts and prospects to divest our juice division's long-term assets on acceptable terms were unlikely to result in successful transactions. As such, we entered into leases with an unaffiliated third party to lease these plants. Based on our decision to lease/operate these facilities, we reclassified these assets to long-term property, plant and equipment in the second quarter 2002 financial statements, at the fair market value of such assets at the time the decision was taken by management to lease/operate these plants, which approximated their book value at December 31, 2001.

     In early 2003, we received offers to sell our juice processing facilities to two separate parties. As a result of these offers, and in accordance with SFAS No. 144, we recorded in our fourth quarter of 2002, a non-cash charge of $557,000, which is the difference between the offer prices we agreed to sell the plants and the carrying amounts of these assets as of December 31, 2002. This charge is associated with our juice and oil business segment and is included under the caption "Impairment of long-lived assets" in our 2002 consolidated statement of operations. Subsequently, we entered into sale agreements with these parties. On June 10, 2003 we finalized the sale of one of the facilities. The second sale is expected to be finalized during the third quarter 2003.

     There are numerous uncertainties and inherent risks in the citrus industry, such as, but not limited to general economic conditions, actions of competitors, ability to manage growth, actions of regulatory authorities, consumer demand and risk relating to international operations. Adverse effects from these risks may result in adjustments to the carrying value of our assets and liabilities in the future.

     Goodwill: Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over a period of 40 years. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, we adopted SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As of January 1, 2002, we ceased amortization of goodwill. Transitional impairment tests of our goodwill did not require an adjustment as of January 1, 2002. Outstanding goodwill of $2.5 million at December 31, 2001 was associated with our Lemon Project, which is part of our juice and oil business segment. As a result of the sale of our contract rights for the growing and processing of Italian lemons in April 2003 (see Note 16), we again reviewed our remaining goodwill of $2.5 million and determined that it was impaired. As a result, we recorded a non-cash impairment charge of $2.5 million for the year ended December 31, 2002, which is included under the caption "Impairment of long-lived assets" in our 2002 consolidated statement of operations.

     Goodwill amortization each of the years ended December 31, 2001 and 2000 was $81,600 and was immaterial. As of December 31, 2001, goodwill is net of accumulated amortization of $422,000.

     Foreign Currency Translation: The functional currency of our company and our subsidiaries is the U.S. dollar. Transactions in foreign currency are recorded at the prevailing exchange rate on the day of the related transaction. Inventories, property, plant and equipment and shareholders' equity are translated at the historical exchange rate. Monetary assets and liabilities denominated in foreign currency are remeasured to U.S. dollars at the prevailing exchange rate as of the balance sheet date. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Revenues and expenses related to non-monetary assets are translated at the historical exchange rates of the related assets. Exchange rate differences are reflected in the current year's operations.

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

     Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We review the recoverability of deferred taxes and provide valuation allowances to the extent necessary.

     Reclassifications: Certain prior year items have been reclassified to conform to the current year presentations in our consolidated financial statements. The most significant reclassifications were the reclassification of accreted interest under the FOCIR Agreement from short-term to long- term liabilities and the reclassification of the gain from the settlement of debt with a Mexican bank in 2001 from an extraordinary amount to other income (expense).

     New Accounting Pronouncements:

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, legal obligations associated with the retirement of long-lived assets will be recorded as a liability when the retirement obligation arises, and the cost capitalized as part of the related long-lived assets and amortized over the life of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated results of operations and financial position.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to early adopt SFAS No. 145 in 2002 related to the gain of $2.9 million from the settlement of certain debt with a Mexican bank and, accordingly, reclassified the extraordinary amount recognized in 2001 to other income (expense) in our consolidated statements of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses the financial accounting and reporting costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the potential impact, if any, that the implementation will have on our consolidated results of operations and financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. The initial adoption of Interpretation No. 45 did not have a material impact on our consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement will be effective during our first quarter of fiscal 2003. The adoption of SFAS No. 148 did not have a significant impact on our disclosures relating to our stock option plans.

NOTE 2 - NON-OPERATING TRANSACTIONS

GAIN ON SALE OF SUNFRESH(R) BRAND AND RELATED ASSETS

     On August 31, 2000, we sold to Del Monte the rights to our Sunfresh(R) brand, our McAllen, Texas distribution center, including certain inventory, other intellectual property and property and equipment associated with the Sunfresh(R) brand for $14.5 million in cash, subject to adjustment for inventory levels. Separately, Del Monte and our company entered into a 5-year supply agreement under which we will produce for the retail and wholesale club markets chilled and canned citrus products for Del Monte at our facilities in Mexico. We retained the rights to our foodservice, industrial and Japanese sales. Also, Del Monte granted us a 5-year license for the rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico. As a result of this transaction, we realized a pretax gain of $3.1 million during the quarter ended September 30, 2000. A significant portion of the net proceeds was used to repay indebtedness outstanding under the Rabobank Nederland loan agreements and to repay the mortgage note on our distribution facility.

NONRECURRING GAIN FROM VAT REFUND

     In 1997, our subsidiary, GISE, a Mexican citrus juice and oil processor, filed a refund claim with the Mexican taxing authorities claiming they were overcharged value added taxes ("VAT" - also called a IVA (Impuestos Valor Agregado) tax in Mexico) for taxes paid during the years of 1992 through 1995 associated with the production and sale of frozen orange juice concentrate. In August 2000, the Mexican taxing authorities agreed to GISE's claim and refunded these VAT taxes. As a result, we realized a net gain in 2000 of $1.7 million, after deducting professional fees associated with the claim.

PROVISION FOR LOSSES ON ABANDONMENT OF LEASED FACILITY

     As a result of the decline in the worldwide market prices of FCOJ, during 2000, we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million at June 30, 2000. These charges are included in our 2000 consolidated statement of operations as "Provision for losses on abandonment of leased facility."

     Subsequent to December 31, 2000, the Frutalamo Plaintiffs initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. Recently, we learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

NOTE 3 - LOSS PER SHARE

     The following table sets forth the computation of our basic and diluted net loss per share:

                                                                YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                             2000           2001          2002
                                                             ----           ----          ----
                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net loss ..........................................      $   (11,363)   $     (8,765)   $ (7,942)
                                                         ===========    ============    ========

DENOMINATOR
Denominator for basic and diluted net loss per
share - weighted average shares outstanding .......           13,938          17,618      21,045
                                                         ===========    ============    ========

Basic and diluted net loss per share ..............      $     (0.82)   $      (0.50)   $  (0.38)
                                                         ===========    ============    ========

     At December 31, 2000, 2001 and 2002, we had common stock options outstanding of 238,000, 132,500 and 95,000 respectively, which were not included in their respective years per share calculations because their effect would have been anti-dilutive.

NOTE 4 - INVENTORIES

     Inventories consist of the following:

                               DECEMBER 31,
                               ------------
                              2001     2002
                              ----     ----
                              (IN THOUSANDS)
Finished goods -
   Cut fruits ............   $2,964   $2,939
   Juice and oils ........      554       --
                             ------   ------
                              3,518    2,939
Pineapple orchards .......    1,219       --
Raw materials and supplies    2,018    1,825
Advances to suppliers ....      805      457
                             ------   ------
          Total ..........   $7,560   $5,221
                             ======   ======

     During 2002, we recorded non-cash inventory write-downs of $1.1 million related to our pineapple orchards as a result of our decision to discontinue the pineapple operations of our packaged fruit business segment.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, consists of the following:

                                  DECEMBER 31,
                                  ------------
                               2001        2002
                               ----        ----
                                (IN THOUSANDS)
Land -
    Lemon .................  $  2,398    $  2,505
    Other .................       437         762
Orchards -
    Lemon .................    14,272      15,905
Buildings and improvements.     6,219       6,559
Machinery and equipment....    13,839      16,816
                             --------    --------
                               37,165      42,547
Accumulated depreciation...    (9,706)    (10,061)
                             --------    --------
          Total ...........  $ 27,459    $ 32,486
                             ========    ========

     During 2001, we wrote-off certain machinery and equipment of $700,000 related to closed plant facilities associated with our packaged fruit business segment. This charge is included in the caption "Other income (expense)" in our 2001 consolidated statement of operations. Based on the continued unfavorable and volatile worldwide market prices for FCOJ, we suspended our frozen concentrate orange juice operations in early 2002, and offered all the long-lived assets related to this operation for sale. Based on our intentions to sell these assets, we classified them as "Property held for sale" in our December 31, 2001 consolidated balance sheet. In accordance with SFAS No. 121, we recorded a non-cash charge of $2.9 million in 2001 for impairment of these assets, which is included under the caption "Impairment of long-lived assets" in our 2001 consolidated statement of operations.

     During 2002, we determined that our efforts and prospects to divest our juice division's long-term assets on acceptable terms were unlikely to result in successful transactions. As such, we entered into leases with an unaffiliated third party to lease these plants. Based on our decision to lease/operate these facilities, we reclassified these assets to long-term property, plant and equipment in the second quarter 2002 financial statements, at the fair market value of such assets at the time the decision was taken by management to lease/operate these plants, which approximated their book value at December 31, 2001.

     In early 2003, we received offers to sell our juice processing facilities to two separate parties. As a result of these offers, and in accordance with SFAS No. 144, we recorded in our fourth quarter of 2002, a non-cash charge of $557,000, which is the difference between the offer prices and the carrying amounts of these assets. This charge is associated with our juice and oil business segment and is included under the caption "Impairment of long-lived assets" in our 2002 consolidated statement of operations. In June 2003, we finalized the sale of one of the facilities. The second sale is expected to be finalized during the third quarter 2003.

     Included in our lemon land is a 30-year lease associated with 2,100 hectares (approximately 5,200 acres) of rural land used for the growing of Italian lemons, comprising substantially all the land of our Flor de Maria grove. This lease, which was prepaid at the price of the land sales price, $1.9 million, was entered into in 1999 with a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership. We are currently in the process of transitioning the lease into a land purchase, which is not expected to result in any significant increase in the amounts previously paid.

NOTE 6 - SHORT-TERM DEBT

     Short-term debt consists of the following:

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                      2001     2002
                                                                                      ----     ----
                                                                                     (IN THOUSANDS)
Note payable to Rabobank Nederland under a discretionary uncommitted line of credit which expired January 2, 2002, cross-collateralized amongst all of our
 subsidiaries and guaranteed by the company.....................................     $1,887   $1,461
Notes payable to Bancomext for pre-export financing, interest at various rates from 5.11% to 8.47%, secured by certain
 receivables of a Mexican subsidiary ...........................................      3,500    3,500
Note payable to a Mexican credit union, unsecured, 8.0%, due
 March 2002 ....................................................................         50       --
Promissory note payable to M&M Nominee, 10%, due June 2003 .....................         --      100
                                                                                     ------   ------
                                                                                     $5,437   $5,061
                                                                                     ======   ======

     As of December 31, 2002, we owed $1.5 million Rabobank Nederland under a loan agreement that expired on January 2, 2002. This loan, which was in default at December 31, 2002, was repaid in May 2003.

     As of June 30, 2002, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance consisted of six separate notes that became due in various amounts and dates during 2002. These notes have not been renewed by Bancomext and are in default. As of December 31, 2002, accrued interest on these notes of approximately $116,000 is also outstanding. Bancomext has not pursued its legal remedies under the loan agreement. We are currently negotiating a restructuring of a joint loan with Bancomext and Banorte (see Note 7) that would amortize the balances over a period of up to ten years. No assurances, however, can be given that we will be successful in restructuring these loans.

     The Rabobank Nederland and Bancomext outstanding balances have been included under the caption "Short and long-term debt in default" in our December 31, 2002 consolidated balance sheet.

     The weighted-average interest rate on our short-term borrowings as of December 31, 2001 and 2002 was 8.3% and 7.7%, respectively.

NOTE 7 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                              DECEMBER 31,
                                                                              ------------
                                                                             2001       2002
                                                                             ----       ----
                                                                             (IN THOUSANDS)
Long-term financing with FOCIR, due February 2009,  including
  accreted interest .................................................      $ 4,936    $ 4,611
Note payable to a Mexican bank, collateralized by certain plant and equipment in Mexico; principal and interest at 18.5%,
  payable monthly; unpaid principal and interest due November
  2004 ..............................................................          613        462
Note payable to Banorte .............................................        3,360      3,010
Note payable to a Mexican bank; collateralized by certain plant and equipment in Mexico; principal and interest at Libor plus
  8%, payable monthly ...............................................          117         96
Other notes payable .................................................           68         40
                                                                           -------    -------
                                                                             9,094      8,219
Less current portion ................................................       (2,243)    (3,946)
                                                                           -------    -------
Long-term debt, excluding current portion ...........................      $ 6,851    $ 4,273
                                                                           =======    =======

     In June 2001, our Mexico subsidiary, ICMOSA, entered into a settlement agreement with Bancrecer, S.A., Institucion de Banca Multiple ("Bancrecer") to resolve all outstanding issues between them, including the existing litigation relating to the outstanding $4.0 million term note and accrued interest of approximately $750,000. Under the terms of the settlement agreement, ICMOSA paid $1.8 million to Bancrecer prior to the end of June 2001, as payment in full of all outstanding obligations. The portion of principal and interest forgiven by Bancrecer of approximately $2.9 million, net of professional fees associated with the settlement, is included under the caption "Gain on forgiveness of debt" in other income (expense) in our 2001 consolidated statement of operations.

     During 2002, ICMOSA entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte") that amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $300,000 due over the next twelve months. The Banorte loan agreement is secured by certain assets of ICMOSA and includes certain covenants that, amongst others, restrict future borrowings and contains a cross-default provision. As a result of the default of the Bancomext loan discussed in Note 6, we are currently in default of the Banorte loan agreement and the entire loan balance has been included under the caption "Short and long-term debt in default" in our consolidated balance sheet at December 31, 2002. Because we are currently in discussions with Banorte to restructure their loan with our Bancomext loan, they have not pursued their legal remedies available to them under the loan agreement.

     As of December 31, 2002, the notes payable to a Mexican bank in the amounts of $462,000 and $96,000, were in default of their scheduled payments and have been included under the caption "Short and long-term debt in default" in our December 31, 2002 consolidated balance sheet. These loans were repaid in July 2003.

     On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time) 9-year term financing agreement (the "FOCIR Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional Lemon Project costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of December 31, 2001 and 2002, advances under the FOCIR Agreement were $4.9 million and $4.6 million (47,033,971 Mexican pesos), respectively.

     The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity, using Mexican generally accepted accounting principles, at the end of the year by factors of 1.084 for 2001 and
1.126 for 2002, and then multiplying by the FOCIR equity interest percentage. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the 9-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2001 and 2002, accretion accrued under the FOCIR Agreement amounted to $745,000 and $1.4 million, respectively, which is classified as a long-term liability in our consolidated balance sheets. As of December 31, 2002, the weighted average accretion rate for all advances under the FOCIR Agreement was approximately 11.4%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR loan, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE. As of December 31, 2002, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement. We have received a waiver of these defaults from FOCIR through January 2004.

     Certain of our Mexico loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance on the assets and timely presentation of financial information. In addition, after considering the repayment of the Rabobank Nederland and Banamex loans during 2003, approximately $7.0 million of net property, plant and equipment and certain receivables are pledged as collateral under short and long-term debt agreements.

     At December 31, 2002 U.S. dollar denominated long-term debt amounted to $3.1 million as compared to Mexico peso denominated long-term debt of $5.1 million.

     Based on interest rates provided by our long-term debt and the floating rates provided on our short-term borrowings, we believe the carrying amounts of our short and long-term debt approximate their fair value.

     During the years ended December 31, 2000, 2001 and 2002, interest expense of $665,000, $1.1 million and $961,000, respectively, was capitalized as a portion of our long-term orchard development costs.

     Scheduled maturities of long-term debt, based on the original loan agreements before reclassifications arising from defaults, are as follows:

                                                          PAYMENTS
                                                          --------
                                                       (IN THOUSANDS)
2003...........................................           $    936
2004...........................................                312
2005...........................................                400
2006...........................................                700
2007...........................................              1,260
Thereafter.....................................              4,610
                                                          --------
                                                          $  8,218
                                                          ========

NOTE 8 - RELATED PARTY TRANSACTIONS

     On June 25, 2001 we completed a rights offering wherein M&M Nominee purchased an additional 6,849,315 shares of our common stock at a price of $0.73 per share, with gross proceeds to us of $5.0 million. M&M Nominee owns, as of December 31, 2002, 13,149,274 shares of our common stock, representing 62.5% of all issued and outstanding shares. As a result, M&M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation.

     Effective September 1, 2000, we entered into an agreement with Promecap, S.C. for the services of Emilio Castillo Olea to become our President and Chief Executive Officer at the annual rate of $150,000. Mr. Castillo was also a Director of Promecap, S.C., a financial advisory services firm to Mexico Strategic Investment Fund Ltd., which owns 80% of M&M Nominee. M&M Nominee is our largest shareholder. On January 31, 2003, Mr. Castillo resigned his officer positions with our company, and on May 30, 2003, resigned as a Director.

     On February 15, 2001, we borrowed $1.8 million under the terms of an unsecured promissory note, with interest at 12%, from M&M Nominee. This note was repaid in June 2001, including accrued interest of approximately $78,000, from the proceeds of the rights offering.

     On December 18, 2002, January 10, 2003, January 24, 2003, February 11, 2003 and March 6, 2003, respectively, we received $100,000, $125,000, $200,000,
$110,000 and $125,000 under the terms of short-term promissory notes, interest at 10%, from our largest shareholder. These notes were repaid in April 2003, including accrued interest of $16,000.

     During 2000, 2001 and 2002, we paid Jordaan & Riley, PLLC (and its predecessor Jakes Jordaan, PLLC) approximately $242,000, $242,000 and $98,000, respectively, for legal services rendered. Mr. Jordaan is the chairman of the board of our company and is a member of Jordaan & Riley, PLLC. We believe that said arrangement is no less favorable to us than would be available from unrelated third parties.

NOTE 9 - LEASES

     We lease buildings, various plant facilities, certain equipment and citrus groves under operating leases. Our lease covering the Lawrence, Massachusetts plant facility expired in August 2002. We also have under lease 538 acres of citrus groves in Mexico for periods of ten to fifteen years expiring in various years from 2004 to 2010.

     Our future minimum payments under non-cancelable operating leases with initial terms of one year or more at December 31, 2002, consist of the following (In thousands):

   YEAR                                    AMOUNT
   ----                                    ------
2003.............                         $    171
2004.............                              148
2005.............                              135
2006.............                              376
2007.............                               71
Thereafter.......                              143
                                          --------
                                          $  1,044
                                          ========

     Rent expense was $1.4 million, $275,000 and $154,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 10 - INCOME TAXES AND MEXICAN STATUTORY PROFIT SHARING

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

                                                          DECEMBER 31,
                                                          ------------
                                                        2001       2002
                                                        ----       ----
                                                        (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..............      $17,502     $19,178
  Inventories...................................          158         139
  Asset tax credit..............................        2,285       2,680
  Credit available to offset Mexican taxes......          165          --
  Accrued liabilities...........................          545         655
  Reserve for doubtful accounts.................           27          23
  Other.........................................          (97)        511
                                                      -------     -------
Total deferred tax assets.......................       20,585      23,186
Less valuation allowance........................      (14,060)    (17,457)
                                                      -------     -------
Net deferred tax assets.........................      $ 6,525     $ 5,729
                                                      =======     =======

Deferred tax liabilities:
  Depreciation..................................      $ 1,382     $ 1,443
  Inventories...................................        5,149       4,286
  Other.........................................           --          --
                                                      -------     -------
Deferred tax liabilities........................      $ 6,531     $ 5,729
                                                      =======     =======

     Loss before income taxes relating to our operations in the United States and Mexico is as follows:

                          YEARS ENDED DECEMBER 31,
                          ------------------------
                        2000        2001        2002
                        ----        ----        ----
                                 (IN THOUSANDS)
United States...      $ (2,585)   $ (4,903)   $ (3,613)
Mexico..........        (9,838)     (2,652)     (3,789)
Other...........            13          --          --
                      --------    --------    --------
                      $(12,410)   $ (7,555)   $ (7,402)
                      ========    ========    ========

     The components of income tax expense (benefit) include the following:

                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
                                      2000       2001      2002
                                      ----       ----      ----
                                           (IN THOUSANDS)
Foreign - current asset tax...      $   312    $   582   $   540
Foreign - deferred ...........       (1,359)       628        --
                                    -------    -------   -------
                                    $(1,047)   $ 1,210   $   540
                                    =======    =======   =======

     The differences between the actual income tax expense (benefit) and the amount computed by applying the U.S. statutory federal corporate tax rate of 34% to the loss before income taxes are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                    2000        2001       2002
                                                    ----        ----       ----
                                                           (IN THOUSANDS)
Benefit computed at U.S. federal statutory rate..  $(4,219)   $(2,644)   $(2,517)
Increase in valuation reserve ...................    3,140      4,329      3,397
Permanent differences and foreign taxes .........      431       (139)      (544)
Other ...........................................     (399)      (336)       204
                                                   -------    -------    -------
                                                   $(1,047)   $ 1,210    $   540
                                                   =======    =======    =======

     The statutory federal income tax rate in Mexico for 2000, 2001 and 2002 was 35%. Beginning in the year 2003, the statutory federal income tax rate in Mexico will decrease annually by 1% until the rate reaches 32% in the year 2005.

     As of December 31, 2002, we had the following operating loss and asset tax carryforwards available to offset future U.S. and Mexican taxable income and income tax liabilities, respectively:

                      AVAILABLE TAX LOSS CARRYFORWARDS         RECOVERABLE ASSET TAX
  YEAR OF             --------------------------------         ---------------------
EXPIRATION            U.S.         MEXICO         TOTAL                MEXICO
----------            ----         ------         -----                ------
                               (In thousands)
   2003            $      --     $     742      $     742            $     125
   2004                   --         1,374          1,374                  270
   2005                   --            --             --                   --
   2007                   --         1,731          1,731                   90
   2008                   --         2,851          2,851                  105
   2009                   --         6,369          6,369                  273
   2010                   --        10,198         10,198                  491
   2011                   --         3,331          3,331                  646
   2012                2,887         5,990          8,877                  661
   2018                2,915            --          2,915                   --
   2019                5,773            --          5,773                   --
   2020                3,543            --          3,543                   --
   2021                5,454            --          5,454                   --
   2022                1,116            --          1,116                   --
                   ---------     ---------      ---------            ---------
                   $  21,688     $  32,586      $  54,274            $   2,661
                   =========     =========      =========            =========

     In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, purchased an additional 6,849,315 shares of our common stock increasing their ownership from 42.5% to 62.5%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss carryforwards where changes occur in the stock ownership of a company. As a result, this limitation will allow us to use only a portion of our pre-change net operating loss carryforwards, which amounted to approximately $17.7 million at December 31, 2002, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we may only be allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire. Post change net operating loss carryforwards, which are not subject to limitation, amounted to approximately $4.0 million at December 31, 2002.

     Tax loss carryforwards of our Mexican subsidiaries, which are translated at the value of the Mexican peso as of year-end, can be inflation-indexed until the date of their application against future taxable income for tax reporting purposes.

     Our Mexican subsidiaries are each required to pay annually asset taxes, an alternative minimum tax in Mexico, if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carriedforward for up to 10 years as credits against future income taxes payable. Before any asset tax carryforwards can be applied, all net operating losses must be first utilized.

     Our Mexican subsidiaries are required by Mexican law to pay employee profit sharing to all its employees in addition to their contractual compensation and benefits. Currently the statutory rate for employee profit sharing is 10% and is based on each year's taxable income for tax reporting purposes, adjusted to eliminate most of the effects of Mexican inflation. As a result of our Mexican subsidiaries reporting losses for income tax purposes over the past several years, current payments have not been required. A liability, however, must be recognized for deferred employee profit sharing purposes based on temporary differences between income for financial reporting purposes and income for purposes of computing the current amount of the employee profit sharing payment. As of December 31, 2001 and

2002, the liability for deferred Mexican employee profit sharing was $1.7 million and $1.4 million, respectively, and is included under the caption "Deferred Mexican statutory profit sharing and income taxes" in our consolidated balance sheets.

NOTE 11 - STOCK OPTIONS

     In 1994, we adopted the 1994 Employee Stock Option Plan and an Outside Director Stock Option Plan (the "1994 Plans"). Under the 1994 Plans, our Board of Directors were authorized to grant options to employees and consultants and to our outside directors to purchase up to 820,000 and 100,000 shares respectively, of our common stock which were reserved for such purposes. The terms and vesting period for options granted under the 1994 Plans were fixed by our Board of Directors at the time of grant provided that the exercise period was not greater than 10 years from the date of grant. The exercise price for any options granted under the 1994 Plans for employees and consultants could not be less than 100% and 85% of the fair market value of our common stock on the date of the grant for Incentive and Non-statutory Stock Options, as defined, respectively. The exercise price for options granted under the 1994 Plans for outside directors could not be less than 100% of the fair market value of our common stock on the date of grant.

     In 1999, we adopted the 1999 Stock Option Plan (the "1999 Plan") under which stock options could be granted to employees, outside directors and consultants to purchase our common stock. The 1999 Plan, which is similar to the 1994 Plan for employees, is for a period of ten years and has reserved 500,000 shares of our common stock for stock option grants. Effective with the adoption of the 1999 Plan, we discontinued granting options under the 1994 Plans.

     A summary of the status of all of our stock options at December 31, 2000, 2001 and 2002 and the changes during the periods ended are presented in the following tables.

                                                                          1994 PLANS
                                                                          ----------
                                                     EMPLOYEE STOCK                 OUTSIDE DIRECTORS STOCK
                                                       OPTION PLAN                        OPTION PLAN
                                                ---------------------------        ---------------------------
                                                                 WEIGHTED-                          WEIGHTED-
                                                                  AVERAGE                            AVERAGE
                                                                  EXERCISE                           EXERCISE
                                                 OPTIONS           PRICE            OPTIONS           PRICE
                                                --------         ----------        --------         ----------
Options outstanding, January 1, 2000....         243,000         $     5.94          35,000         $     5.46
  Granted...............................              --                 --              --                 --
  Forfeited.............................        (110,000)              4.36         (10,000)             10.94
                                                --------                           --------
Options outstanding, December 31, 2000..         133,000               7.25          25,000               3.28
  Granted...............................              --                 --              --                 --
  Forfeited.............................        (133,000)              7.25          (2,500)              6.88
                                                --------                           --------
Options outstanding, December 31, 2001..              --                 --          22,500               2.88
  Granted...............................              --                 --              --                 --
  Forfeited ............................              --                 --         (22,500)              2.88
                                                --------                           --------
Options outstanding, December 31, 2002..              --                 --              --                 --
                                                ========                           ========
Exercisable at December 31,
  2000..................................         133,000               7.25          25,000               3.28
  2001..................................              --                 --          22,500               2.88
  2002..................................              --                 --              --                 --

                                                       1999 PLAN
                                                       ---------
                                                                 WEIGHTED-
                                                                  AVERAGE
                                                                  EXERCISE
                                                 OPTIONS           PRICE
                                                --------         ----------
Options outstanding, January 1, 2000....         250,000            2.53
  Granted...............................          30,000            1.17
  Forfeited.............................        (200,000)           2.51
                                                --------
Options Outstanding December 31, 2000 ..          80,000            2.05
  Granted...............................          30,000             .57
  Forfeited.............................              --
                                                --------
Options Outstanding December 31, 2001...         110,000            1.65
  Granted...............................              --              --
  Forfeited.............................         (15,000)           1.37
                                                --------
Options outstanding December 31, 2002...          95,000            1.70
                                                ========
Exercisable at December 31,
   2000.................................          52,000            1.96
   2001.................................          65,000            2.03
   2002.................................          65,000            1.70

     At December 31, 2002 there were no options outstanding under the 1994 Plans for both employees and outside directors.

     Options outstanding at December 31, 2002 under the 1999 Plan had exercisable prices that ranged from $0.5625 to $2.938 and a weighted-average remaining contractual life of 1.9 years. Under the 1999 Plan, all options granted to outside directors become exercisable on the first anniversary of grant while options granted to employees and consultants vest ratably over four years.

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations, in accounting for our employee and outside director stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Because the exercise price of our stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB No. 25.

     Pro forma information regarding net loss and net loss per share, as required by FASB No. 123 as if we had accounted for our stock options under the fair value method, has been omitted as the fair value and number of outstanding options is not significant. Additionally, the effect of amortization of the fair value of previously granted options is not considered to be material.

NOTE 12 - LEMON PROJECT

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights will be offset against our deferred orchard costs in 2003.

     As of December 31, 2002, our Lemon Project consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. As such, we presently have approximately 560,000 lemon trees under active cultivation on approximately 4,800 acres. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     The planting program began in November 1996 with the first harvests in late 2000. Following is a summary of our first three years harvests:

--------------------------------------------------------------
                        2000           2001            2002
--------------------------------------------------------------
Metric tons                  96           3,800          3,348
--------------------------------------------------------------
Billed revenue      $    13,000    $    560,000    $   475,000
--------------------------------------------------------------

     All costs incurred to plant and maintain our lemon orchards have been capitalized and deferred as of December 31, 2002. As a result of the rescission of all contract rights and obligation for the growing of Italian lemons in April 2003, these deferred and capitalized costs will be amortized over their estimated useful lives starting in our second quarter of 2003. In prior years, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

     As of December 31, 2002, our lemon groves consisted of the following:

                                                                                            PROPERTY
NAME                      LOCATION               HECTARES       ACREAGE         CROP        INTEREST
----                      ----------             --------       -------         ----        --------
                          Gomez Farias,                           (A)
                          Tamaulipas,
El Cielo Grove ........   Mexico                     725        1,791     Italian lemons    Owned

                          Cd. Valles,
                          San Luis Potosi,
Flor de Maria Grove....   Mexico                   2,146        5,301     Italian lemons    Leased
                                                   -----        -----
                                        Total      2,871        7,092
                                                   =====        =====

(A) One hectare equals approximately 2.47 acres.

     Included in our lemon land is a 30-year lease associated with 2,100 hectares (approximately 5,200 acres) of rural land used for the growing of Italian lemons, comprising substantially all the land of our Flor de Maria grove. This lease, which was prepaid at the price of the land sales price, $1.9 million, was entered into in 1999 with a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership. We are currently in the process of transitioning the lease into a land purchase, which is not expected to result in any significant increase in the amounts previously paid.

     We also had a long-term lemon processing contract with Coca-Cola that would have expired in 2007. Under the terms of this contract, we were obligated to processing annually between 12,000 and 300,000 metric tons of Italian lemons for Coca-Cola. Our Victoria juice and oil plant processing capacity for Italian lemons was approximately 40,000 metric tons. During the current processing season, we processed between 25,000 and 30,000 metric tons. As we did not have sufficient production capacity for future years processing, we anticipated that performing under the terms of this contract would require substantial capital expenditures or securing additional processing capacity. In connection with exploring various strategic alternatives for our juice processing division's assets, we explored restructuring our lemon processing contract with Coca-Cola, but were unsuccessful.

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION

     For operating and financial reporting purposes, we have historically classified our business into two fundamental areas: packaged fruit and juice and oil. Our packaged fruit division consists of three operating units that hand-process and sell tropical and citrus fruit products directly to our largest customer, Del Monte, to foodservice providers and distributors and to industrial food and beverage processors. This division also operated our pineapple orchards. Our juice and oil business segment has consisted of our juice division, which produced frozen concentrate orange juice and other citrus juices, which were sold directly to juice bottlers and the extraction of essential oils from citrus fruits, which were sold directly to commercial users, and our agricultural operation, which is developing our Italian lemon orchards. With the completion of the pending sale of our Victoria juice and oil plant and related equipment, our juice and oil business segment will consist exclusively of our Italian lemon groves.

     We evaluate our segment performance and allocate resources based on profit or loss from operations before income taxes and do not allocate corporate general and administrative expenses and amortization of intangibles to our segments. The accounting policies for each of our business segments are the same as those described in the summary of significant accounting policies in Note 1. Inter-segment sales and transfers are insignificant. Our reportable segments are each managed separately because they process and distribute distinct products with different production processes. Information pertaining to the operations of our two business segments is set forth below.

                                                 PACKAGED          JUICE
                                                  FRUIT           AND OIL         TOTAL
                                                ---------         -------        --------
YEAR ENDED DECEMBER 31, 2002
Revenues from external customers...........     $  25,069         $ 2,093        $ 27,162
Interest expense...........................           393              14             407
Interest revenue...........................            71               4              75
Asset tax..................................           518              22             540
Depreciation expense.......................           941             595           1,536
Impairment loss............................            --           3,073           3,073
Segment loss...............................        (2,252)         (4,045)         (6,297)
Segment assets.............................        31,285          27,398          58,683
Expenditures for long-lived assets.........            15           1,733           1,748

YEAR ENDED DECEMBER 31, 2001
Revenues from external customers...........     $  27,032         $ 7,184        $ 34,216
Interest expense...........................           922              20             942
Interest revenue...........................           144               7             151
Asset tax..................................           535              47             582
Depreciation and amortization expense......         1,311             693           2,004
Impairment loss............................            --           3,245           3,245
Segment income (loss)......................           214          (6,089)         (5,875)
Segment assets.............................        37,829          32,051          69,880
Expenditures for long-lived assets.........           565           2,585           3,150

YEAR ENDED DECEMBER 31, 2000
Revenues from external customers...........     $  32,562        $ 12,629        $ 45,191
Inter-segment revenues.....................           103              34             137
Interest expense...........................         2,087             627           2,714
Interest revenue...........................           414             388             802
Asset tax..................................           199             113             312
Depreciation and amortization expense......         1,603             375           1,978
Segment loss...............................        (5,695)         (1,889)         (7,584)
Segment assets.............................        62,140          36,163          98,303
Expenditures for long-lived assets.........           413           5,213           5,626

     The following are reconciliations of reportable segment revenues, profit or loss, and assets to our consolidated totals.

                                                                  YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                           2000            2001             2002
                                                         ---------       ---------        ---------
REVENUES
Total external revenues for reportable segments......    $  45,191       $  34,216        $  27,162
Inter-segment revenues for reportable segments.......          137              --               --
Elimination of inter-segment revenues................         (137)             --               --
                                                         ---------       ---------        ---------
          Total consolidated revenues................    $  45,191       $  34,216        $  27,162
                                                         =========       =========        =========

PROFIT OR LOSS
Total profit or loss for reportable segments.........    $  (7,584)      $  (5,875)       $  (6,297)
Subsidiary acquisition costs recognized in
 consolidation.......................................         (282)           (282)              --
Unallocated corporate general and administrative
 expenses
 - General and administrative........................       (2,054)         (1,398)          (1,105)
 - Provision for losses on abandonment of leased
    facility.........................................       (2,490)             --               --
                                                         ---------       ---------        ---------
Loss before income taxes.............................    $ (12,410)      $  (7,555)       $  (7,402)
                                                         =========       =========        =========

ASSETS
Total assets for reportable segments.................    $  98,303       $  69,880        $  58,683
Other assets.........................................       77,397          56,995           59,165
Elimination of intercompany profits in inventory.....          (48)            (48)             (48)
Elimination of intercompany receivables..............      (68,153)        (28,229)         (24,807)
Allocation of acquisition costs of subsidiaries
 recorded in consolidation...........................      (35,472)        (39,900)         (44,585)
Reclassification of deferred tax assets recorded in
 consolidation.......................................       (8,825)         (8,286)          (5,633)
                                                         ---------       ---------        ---------
             Total consolidated assets...............    $  63,202       $  50,412        $  42,775
                                                         =========       =========        =========

OTHER SIGNIFICANT ITEMS

                                                 SEGMENT                            CONSOLIDATED
                                                 TOTALS          ADJUSTMENTS           TOTALS
                                                --------         -----------        ------------
Year ended December 31, 2002:
  Interest expense.....................         $    407          $      --           $    407
  Depreciation expense.................            1,536                 --              1,536
  Expenditures for long-lived assets...            1,748                 --              1,748

Year ended December 31, 2001:
  Interest expense.....................         $    942          $      --           $    942
  Depreciation and amortization expense            2,004                282              2,286
  Expenditures for long-lived assets...            3,150                 --              3,150

Year ended December 31, 2000:
  Interest expense.....................         $  2,714          $      --           $  2,714
  Depreciation and amortization expense            1,978                324              2,302
  Expenditures for long-lived assets...            5,626                 --              5,626

     The reconciling item in 2000 and 2001 to adjust depreciation and amortization expense, relates to amortization of goodwill (amortization was discontinued as of January 1, 2002 in accordance with SFAS No. 142), depreciation of assets recorded in consolidation and depreciation of corporate assets. None of the other adjustments to the consolidated totals are material.

     The following geographic information attributes our revenues to countries based on the location of our customers.

                                                        YEARS ENDED DECEMBER 31,
                                                -------------------------------------------
                                                  2000              2001             2002
                                                --------          --------         --------
REVENUES
United States..........................         $ 33,079          $ 21,495         $ 18,787
Japan..................................            4,695             7,339            5,705
Mexico.................................            3,921             3,842            2,058
Europe.................................            3,496             1,540              612
                                                --------          --------         --------
           Consolidated total..........         $ 45,191          $ 34,216         $ 27,162
                                                ========          ========         ========

LONG-LIVED ASSETS
United States..........................         $    710          $    302         $     43
Mexico.................................           44,095            32,396           34,705
                                                ========          --------         --------
           Consolidated total..........         $ 44,805          $ 32,698         $ 34,748
                                                ========          ========         ========

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                                WEIGHTED
                                                                              NET INCOME      AVERAGE BASIC
                                                                              (LOSS) PER       AND DILUTED
                   NET      GROSS PROFIT   LOSS FROM        NET INCOME       SHARE - BASIC        SHARES
 QUARTER          SALES        (LOSS)      OPERATIONS         (LOSS)          AND DILUTED       OUTSTANDING
----------      ----------  ------------   ----------      ------------      ------------     -------------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   2002
First            $   7,140  $      656     $    (353)      $      (367)       $    (0.02)         21,045
Second (1)           7,622        (420)       (1,449)           (1,652)            (0.08)         21,045
Third (1)            5,435      (1,101)       (1,949)           (2,299)            (0.11)         21,045
Fourth (2)           6,965         725        (3,326)           (3,624)            (0.17)         21,045

   2001
First            $  10,338  $      760     $    (562)      $    (1,283)       $    (0.09)         13,938
Second (3)           7,865        (148)       (1,522)            1,093              0.08          14,333
Third                5,265        (533)       (1,951)           (2,323)            (0.11)         21,045
Fourth (4)          10,748         757        (4,172)           (6,252)            (0.30)         21,045

Notes to unaudited quarterly results of operations:

(1) The second and third quarters of 2002 were negatively impacted by non-cash inventory write-downs of $520,000 and $567,000, respectively, as a result of our decision to discontinue the pineapple growing operations of our packaged fruit business segment.

(2) The fourth quarter of 2002 was unfavorably impacted by a non-cash charge of $3.1 million associated with the impairment of long-lived assets associated with our juice and oil business segment.

(3) The second quarter of 2001 was favorably impacted by a gain of $2.9 million from the forgiveness of debt by a Mexican bank.

(4) The fourth quarter of 2001 was unfavorably impacted by a non-cash charge of $3.2 million associated with the impairment of long-lived assets, a loss of approximately $1.3 million associated with the sale and write down of property, plant and equipment and adjustments to deferred income tax expense of approximately $700,000 resulting from increases to our income tax valuation allowances as a result of a review of the expiration dates of our net operating and asset tax credit carryforwards in Mexico.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1995, we entered into a long-term operating agreement with Industrias Horticolas de Montemorelos, S.A. de C.V. ("IHMSA") to operate a freezing plant located in Montemorelos, Nuevo Leon, Mexico. Pursuant to the terms of the operating agreement, our company was obligated to pay

IHMSA an operating fee sufficient to cover the interest payments on IHMSA's $3.4 million of outstanding debt with a Mexican bank. During the term of the operating agreement, we have the option to buy the IHMSA facility.

     During the third quarter of 2001, we successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date from January 1, 2002 to January 1, 2021, and reducing the purchase option price from $4.5 to $3.5 million. The revised purchase option also includes the assumption of approximately $1.2 million of IHMSA's debt. During 1997, we elected to advance $1.7 million to IHMSA to retire certain of its then outstanding debt and during the fourth quarter of 2001, we advanced IHMSA an additional $636,000, $300,000 of which was used to retire its $3.4 million of bank debt, both of which will be applied to the purchase price.

     All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At December 31, 2002, all amounts advanced to IHMSA of $2.0 million are included under the caption "Deposit on plant facility" in our consolidated balance sheet at December 31, 2002.

     In December 2001, we exercised our purchase option and expected to finalize formal closing documents and take title to the facility during 2002. The actual closing of the purchase transaction is subject to approval of the debt assumption by the Mexican lending institution and ICMOSA's current banks. Until the closing takes place, ICMOSA will operate the IHMSA facility under the long-term operating agreement.

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

     On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa Engracia S.A. de C.V., Defendant," was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. Although the ultimate resolution of this matter cannot be determined at this time, any unfavorable outcome would not have a material adverse effect on our consolidated financial condition.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million at June 30, 2000. These charges are included in our 2000 consolidated statement of operations as "Provision for losses on abandonment of leased facility."

     Subsequent to December 31, 2000, the Frutalamo Plaintiffs initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. Recently, we learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

     From time to time our company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our company, based on the consultation with legal counsel, is of the opinion that there are no matters pending or threatening which could have a material adverse effect on our consolidated financial position or results of operations.

NOTE 16 - SUBSEQUENT EVENTS

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     Although no assurances can be given, we anticipate that the closing date of the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million, will be during the third quarter of 2003.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value-added taxes of $120,000. As of July 25, 2003, total cash payments received amounted to $345,000 with the balance payable in six installments under a promissory note. The remaining payments, which aggregate $220,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     With the completion of the pending sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment will consist exclusively of our agricultural operation; our Italian lemon groves. Our Board of Directors is exploring several strategic alternatives for our lemon groves, which includes the divestiture of the lemon groves, a joint venture or strategic partnering relationship for the growing, distribution and marketing of fresh lemons. Also, our Board of Directors is evaluating operating strategies for selling our lemons in the fresh markets of the United States, Europe and the Pacific Rim, or to other users of fresh lemons.

SCHEDULE II

                             THE UNIMARK GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                              (TABLE IN THOUSANDS)

                                    BALANCE AT   CHARGED TO  CHARGED TO
                                     BEGINNING    COST AND     OTHER      DEDUCTIONS     BALANCE AT
DESCRIPTION                         OF PERIOD     EXPENSES    ACCOUNTS       (1)        END OF PERIOD
-----------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended December 31, 2002      $    1,317       126          --         325          $   1,118
  Year ended December 31, 2001      $    1,568       224          --         475          $   1,317
  Year ended December 31, 2000      $      665     1,055          --         152          $   1,568

(1) Represents uncollectible accounts charged against the allowance for doubtful accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in our 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in our 2002 Proxy Statement. Information in the section and subsection titled "Report of The UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in our 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers," "Compensation of Directors" and "Certain Transactions" in our 2002 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Our company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that our company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to our company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Our company's Chief Executive Officer and our Chief Financial Officer have evaluated our company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K and have concluded that our company's disclosure controls and procedures are effective as of the date of such evaluation.

     With the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002, we will be filing approximately three months past our extension request to April 15, 2003. This filing delay has been caused by several factors, which are as follows -

         - We were unable to contract with our independent public accountants to initiate their examination of our consolidated financial statements for the fiscal year ending December 31, 2002, until all prior period audit and audit related fees were paid. All fees were subsequently paid in late March 2003, at which point they commenced their audit procedures.

         - As a result of the finalization of a transaction with Coca-Cola for the rescission of certain contract rights for the growing and processing of Italian lemons in Mexico, which was completed in April 2003, a detailed analysis of the impact of this transaction on our December 31, 2002 deferred orchard costs was required to assess impairment of these long-lived assets under current accounting literature, which included an expert third party appraisal of the assets which we obtained in June 2003.

         - As part of our company's decision to discontinue the juice division of our juice and oil business segment, we entered into contracts to sell our juice processing plants and related equipment located in Mexico. As a result, additional analysis was required in assessing the impairment of these long-lived assets under current accounting literature.

Changes in Internal Controls

     Our company also maintains a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our company's financial reporting, the effectiveness and efficiency of our company's operations and our company's compliance with applicable laws and regulations. There have been no significant changes in our company's internal controls or in other factors that could significantly affect such controls subsequent to the date our company carried out its evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference from the section "Fees Paid to Auditors" in our 2002 Proxy Statement.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 16(a) (1) FINANCIAL STATEMENTS

         See Index to Financial Statements (Item 8).

ITEM 16(a) (2) FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statements (Item 8).

ITEM 16(a) (3) EXHIBITS

NUMBER
EXHIBIT                               EXHIBIT
-------                               -------
3.1       Articles of Incorporation of The UniMark Group, Inc., as amended (1)

3.2       Amended and Restated Bylaws of The UniMark Group, Inc. (1)

3.3       Articles of Exchange of The UniMark Group, Inc. (1)

4.1       Specimen Stock Certificate (1)

10.1      The UniMark Group, Inc. 1994 Employee Stock Option Plan (1)

10.2      The UniMark Group, Inc. 1994 Stock Option Plan for Directors (1)

10.3 Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de C.V.(1)

10.4      Citrus Grove Lease Agreement (1)

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

10.23    Supply Contract between The Coca-Cola Export Corporation and Grupo
         Industrial Santa Engracia, S.A. de C.V. dated October 7, 1996. (9)

10.24    Loan Agreement made between Industrias Citricolas de Montemorelos,
         S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de C.V., Agromark,
         S.A. de C.V., as borrowers; The UniMark Group, Inc., as guarantor, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. "Rabobank
         Nederland," as lender, dated May 29, 1997. (10)

10.25    Revolving Loan Agreement with Security Interest by and between
         Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
         Grupo Industrial Santa Engracia, S.A. de C.V. "Gise," Agromark, S.A.
         de C.V. "Agromark," and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A."Rabobank Nederland" New York Branch dated April 10, 1997. (10)

10.26    Revolving Loan Agreement with Security Interest by and between Grupo
         Industrial Santa Engracia, S.A. de C.V. "Gise," as borrower,
         Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa,"
         Agromark, S.A. de C.V. "Agromark," and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York Branch dated April 10, 1997. (10)

10.27    First Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
         International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
         Nederland," New York Branch dated October 7, 1997. (10)

10.28    Second Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
         International, Inc., Simply Fresh Fruit,

         Inc., the guarantors, and Cooperatieve Centrale
         Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York Branch dated November 12, 1997. (10)

10.29    Third Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
         International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
         Nederland," New York Branch dated May 22, 1998. (14)

10.30    Fourth Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
         International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
         Nederland," New York Branch dated December 31, 1998. (14)

10.31    Letter given by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
         "Rabobank Nederland," New York Branch to UniMark Foods, Inc., the
         borrower, and The UniMark Group, Inc., UniMark International, Inc.,
         Simply Fresh Fruit, Inc., the guarantors, and Industrias Citricolas de
         Montemorelos, S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de
         C.V., and Agromark, S.A. de C.V. regarding the renewal of financing.
         (14)

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

10.34    Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
         Frutalamo, S.A. de C.V. dated December 17, 1996 (11)

10.35    Non-Competition Agreement by and among The UniMark Group, Inc. and
         Jorn Budde dated February 18, 1998 (12)

10.36    Supply Agreement between the Coca-Cola Export Corporation and Grupo
         Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998 (13)

10.37    Fifth Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
         International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
         Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
         Nederland," New York Branch dated May 17, 1999 (14)

10.38    The UniMark Group, Inc. 1999 Stock Option Plan (14)

10.39    Employment Agreement by and among The UniMark Group, Inc. and Charles
         Horne dated as of March 31, 1999 (14)

10.40    Employment Agreement by and among The UniMark Group, Inc. and Roman
         Shumny dated as of November 20, 1998 (14)

10.41    Sixth Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark
         International, Inc. Simply Fresh Fruit, Inc., the guarantors, and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
         Nederland," New York Branch dated January 3, 2000 (15)

10.42    Seventh Amendment to Revolving Credit Agreement by and among UniMark
         Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark
         International, Inc. Simply Fresh Fruit, Inc., the guarantors, and
         Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
         Nederland," New York Branch dated March 1, 2000 (15)

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

10.46    Asset Purchase Agreement dated as of August 25, 2000 by and among Del
         Monte Corporation, UniMark Foods, Inc. and The UniMark Group, Inc.
         (17)

10.47    Promissory Note for $1,800,000 by and among The UniMark Group, Inc.
         and M&M Nominee, L.L.C., 12%, due July 31, 2001 (17)

10.48 Fifth Amendment to the Revolving Loan Agreement with Security Interest by and Among Industrial Santa Engracia, S.A. de C.V. as Borrower,
         Industrias Citricolas de Montemorelos, S.A. de C.V. and AgroMark S.A.
         de C.V., as Guarantors, The UniMark Group, Inc., as Guarantor and
         Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria Brohez, as
         Pledgors, and Cooperatieve Centrale-Raiffeissen Boerenleenbank B.A., as lender, dated as of September 1, 2000 (17)

10.49 Sixth Amendment to the Revolving Loan Agreement with Security Interest by and Among Grupo Industrial Santa Engracia, S.A. de C.V. as
         Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and
         AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as
         Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria
         Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen
         Boerenleenbank B.A., as lender dated as of January 1, 2001 (17)

10.50    Modifying Agreement to Supply Agreement between The Coca-Cola Export
         Corporation and Grupo Industrial Santa Engracia, S.A. de C.V. dated as of January 15, 2001 (18)

10.51    Promissory Note for $100,000 by and among The UniMark Group, Inc. and
         M&M Nominee, LLP,10%, due June 10, 2003 (19)

10.52    Promissory Note for $125,000 by and among The UniMark Group, Inc. and
         M&M Nominee, LLC,10%, due July 9, 2003(19)

10.53    Guaranty Agreement dated as of January 10, 2003, executed by Grupo
         Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
         (19)

10.54    Promissory Note for $200,000 by and among The UniMark Group, Inc. and
         M&M Nominee, LLP, 10%, due April 30, 2003 (22)

10.55    Guaranty Agreement dated as of January 24, 2003, executed by
         Industrias Citricolas de Montemorelos, S.A. de C.V. in favor of M&M
         Nominee, LLC (22)

10.56    Promissory Note for $110,000 by and among The UniMark Group, Inc. and
         M&M Nominee, LLP, 10%, due July 9, 2003 (22)

10.57    Guaranty Agreement dated as of February 11, 2003, executed by Grupo
         Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
         (22)

10.58    Promissory Note for $125,000 by and among The UniMark Group, Inc. and
         M&M Nominee, LLC, 10%, due July 9, 2003 (22)

10.59    Guaranty Agreement dated as of March 6, 2003, executed by Grupo
         Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
         (22)

10.60 Agreement for the Termination of the Supply Agreement and its Corresponding Amendments dated April 11, 2003, by and between Grupo
         Industrial Santa Engracia, S.A. de C.V. and The Coca-Cola Export
         Corporation, Mexico Branch (20)

10.61    Agreement for the Termination of the Processing Agreement dated April
         11, 2003, by and between Grupo Industrial Santa Engracia, S.A. de C.V.
         and The Coca-Cola Export Corporation, Mexico Branch (21)

10.62    Rural Property Lease Agreement between Ejido "Laguna del Mante,"
         Municipio de Ciudad Valles, Estado de San Luis Potosi, and "Grupo
         Industrial Santa Engracia," S.A. de C.V., dated December, 2002 (22)

10.63    Agreement for the Ejido land transfer between Eijdo "Laguna del
         Mante," Municipio de Ciudad Valles, Estado de San Luis Potosi, and
         "Grupo Industrial Santa Engracia," S.A. de C.V., dated December, 2002
         (22)

99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

21       Subsidiaries of the Registrant (11) (16)

23       Consent of Mancera, S.C., Member Practice of Ernst & Young Global (22)

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

(18) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(19) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

(20) Previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(21) Previously filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(22)   Filed herewith.

ITEM 16(b) REPORTS ON FORM 8-K

    On December 10, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing director changes.

    On February 5, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing management changes.

    On March 7, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing a $16.0 million proposal for a juice processing plant and certain contract rights for the growing and processing of Italian lemons.

    On April 11, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing a sale transaction which rescinded all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million.

    On June 6, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing a director resignation.

    On June 17, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing appointment of new a director.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         The UniMark Group, Inc.
                                              (Registrant)

                                    By:    /s/  Gustavo Fernandez Cardenas
                                       -----------------------------------------
                                              Gustavo Fernandez Cardenas
                                         President and Chief Executive Officer

Dated:  August 12, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

           SIGNATURE                               TITLE                             DATE
---------------------------------    ----------------------------------         ---------------
/s/ Gustavo Fernandez Cardenas       President, Chief Executive Officer         August 12, 2003
---------------------------------    (Principal Executive Officer)
    Gustavo Fernandez Cardenas

/s/ David E. Ziegler                 Chief Financial Officer (Principal         August 12, 2003
---------------------------------    Financial and Accounting Officer)
    David E. Ziegler

/s/ Jakes Jordaan                    Director, Chairman                         August 12, 2003
---------------------------------
    Jakes Jordaan

/s/ Iain Aitken                      Director                                   August 12, 2003
---------------------------------
    Iain Aitken

/s/ Eduardo Beruff                   Director                                   August 12, 2003
---------------------------------
    Eduardo Beruff

/s/ Federico Chavez Peon             Director                                   August 12, 2003
---------------------------------
    Federico Chavez Peon

/s/ Luis A. Chico Pardo              Director                                   August 12, 2003
---------------------------------
    Luis A. Chico Pardo

/s/ Arturo Herrera Barre             Director                                   August 12, 2003
---------------------------------
    Arturo Herrera Barre

/s/ C. Jackson Pfeffer               Director                                   August 12, 2003
---------------------------------
    C. Jackson Pfeffer

/s/ Manuel Morales Camporredondo     Director                                   August 12, 2003
---------------------------------
    Manuel Morales Camporredondo

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gustavo Fernandez Cardenas, certify that:

1. I have reviewed this annual report on Form 10-K of The UniMark Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003                      /s/ Gustavo Fernandez Cardenas
                                           -------------------------------------
                                           Gustavo Fernandez Cardenas, President
                                           (Principal Executive Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David E. Ziegler, certify that:

1. I have reviewed this annual report on Form 10-K of The UniMark Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003                  /s/ David E. Ziegler
                                       -----------------------------------------
                                       David E. Ziegler, Chief Financial Officer
                                       (Principal Accounting Officer)

                                INDEX TO EXHIBITS

NUMBER
EXHIBIT                               EXHIBIT
-------                               -------
 3.1      Articles of Incorporation of The UniMark Group, Inc., as amended (1)

 3.2      Amended and Restated Bylaws of The UniMark Group, Inc. (1)

 3.3      Articles of Exchange of The UniMark Group, Inc.(1)

 4.1      Specimen Stock Certificate (1)

 10.1     The UniMark Group, Inc. 1994 Employee Stock Option Plan (1)

 10.2     The UniMark Group, Inc. 1994 Stock Option Plan for Directors (1)

 10.3 Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de C.V.(1)

 10.4     Citrus Grove Lease Agreement (1)

 10.5     Asset Operating Agreement between the Registrant and Industrias
          Horticolas de Montemorelos, S.A. de C.V. (2)

 10.6     Lease agreement among Hector Gerardo Castagne Maitret, Carlos
          Courturier Arellano, Mauro Alberto Salazar Rangel, Miguel Angel
          Salazar Rangel, Alejandrina Trevino Garcia, Gerardo Trevino Garcia,
          Jorge Maitret and Industrias Citricolas de Montemorelos, S.A. de
          C.V.(2)

 10.7     Contract of Purchase and Sale between Empacadora Tropifrescos,
          Sociedad Anonima de Capital Variable and Industrias Citricolas de
          Montemorelos, S.A. de C.V. (2)

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

 10.25    Revolving Loan Agreement with Security Interest by and between
          Industrias Citricolas de Montemorelos, S.A. de C.V., as borrower,
          Grupo Industrial Santa Engracia, S.A. de C.V. "Gise," Agromark, S.A.
          de C.V. "Agromark," and Cooperatieve Centrale
          Raiffeisen-Boerenleenbank B.A."Rabobank Nederland" New York Branch dated April 10, 1997. (10)

 10.26    Revolving Loan Agreement with Security Interest by and between Grupo
          Industrial Santa Engracia, S.A. de C.V. "Gise," as borrower,
          Industrias Citricolas de Montemorelos, S.A. de C.V. "Icmosa,"
          Agromark, S.A. de C.V. "Agromark," and Cooperatieve Centrale
          Raiffeisen-Boerenleenbank B.A. "Rabobank Nederland" New York Branch dated April 10, 1997. (10)

 10.27    First Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
          International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated October 7, 1997. (10)

 10.28    Second Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
          International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated November 12, 1997. (10)

 10.29    Third Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
          International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated May 22, 1998. (14)

 10.30    Fourth Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
          International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated December 31, 1998. (14)

 10.31    Letter given by Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
          "Rabobank Nederland," New York Branch to UniMark Foods, Inc., the
          borrower, and The UniMark Group, Inc., UniMark International, Inc.,
          Simply Fresh Fruit, Inc., the guarantors, and Industrias Citricolas de
          Montemorelos, S.A. de C.V., Grupo Industrial Santa Engracia, S.A. de
          C.V., and Agromark, S.A. de C.V. regarding the renewal of financing.
          (14)

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

 10.34    Gratuitous Loan Agreement by and among Gisalamo, S.A. de C.V. and
          Frutalamo, S.A. de C.V. dated December 17, 1996 (11)

 10.35    Non-Competition Agreement by and among The UniMark Group, Inc. and
          Jorn Budde dated February 18, 1998 (12)

 10.36    Supply Agreement between the Coca-Cola Export Corporation and Grupo
          Industrial Santa Engracia, S.A. de C.V. dated April 2, 1998 (13)

 10.37    Fifth Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc., UniMark
          International, Inc., Simply Fresh Fruit, Inc., the guarantors, and
          Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated May 17, 1999 (14)

 10.38    The UniMark Group, Inc. 1999 Stock Option Plan (14)

 10.39    Employment Agreement by and among The UniMark Group, Inc. and Charles
          Horne dated as of March 31, 1999 (14)

 10.40    Employment Agreement by and among The UniMark Group, Inc. and Roman
          Shumny dated as of November 20, 1998 (14)

 10.41    Sixth Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark
          International, Inc. Simply Fresh Fruit, Inc., the guarantors, and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated January 3, 2000 (15)

 10.42    Seventh Amendment to Revolving Credit Agreement by and among UniMark
          Foods, Inc., the borrower, and The UniMark Group, Inc. UniMark
          International, Inc. Simply Fresh Fruit, Inc., the guarantors, and
          Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank
          Nederland," New York Branch dated March 1, 2000 (15)

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

 10.46    Asset Purchase Agreement dated as of August 25, 2000 by and among Del
          Monte Corporation, UniMark Foods, Inc. and The UniMark Group, Inc.
          (17)

 10.47    Promissory Note for $1,800,000 by and among The UniMark Group, Inc.
          and M&M Nominee, L.L.C., 12%, due July 31, 2001 (17)

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

 10.49 Sixth Amendment to the Revolving Loan Agreement with Security Interest by and Among Grupo Industrial Santa Engracia, S.A. de C.V. as
          Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and
          AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as
          Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria
          Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen
          Boerenleenbank B.A., as lender dated as of January 1, 2001 (17)

 10.50    Modifying Agreement to Supply Agreement between The Coca-Cola Export
          Corporation and Grupo Industrial Santa Engracia, S.A. de C.V. dated as of January 15, 2001 (18)

 10.51    Promissory Note for $100,000 by and among The UniMark Group, Inc. and
          M&M Nominee, LLP, 10%, due June 10, 2003 (19)

 10.52    Promissory Note for $125,000 by and among The UniMark Group, Inc. and
          M&M Nominee, LLC, 10%, due July 9, 2003 (19)

 10.53    Guaranty Agreement dated as of January 10, 2003, executed by Grupo
          Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
          (19)

 10.54    Promissory Note for $200,000 by and among The UniMark Group, Inc. and
          M&M Nominee, LLP, 10%, due April 30, 2003 (22)

 10.55    Guaranty Agreement dated as of January 24, 2003, executed by
          Industrias Citricolas de Montemorelos, S.A. de C.V. in favor of M&M
          Nominee, LLC (22)

 10.56    Promissory Note for $110,000 by and among The UniMark Group, Inc. and
          M&M Nominee, LLP, 10%, due July 9, 2003 (22)

 10.57    Guaranty Agreement dated as of February 11, 2003, executed by Grupo
          Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
          (22)

 10.58    Promissory Note for $125,000 by and among The UniMark Group, Inc. and
          M&M Nominee, LLC, 10%, due July 9, 2003 (22)

 10.59    Guaranty Agreement dated as of March 6, 2003, executed by Grupo
          Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
          (22)

 10.60 Agreement for the Termination of the Supply Agreement and its Corresponding Amendments dated April 11, 2003, by and between Grupo
          Industrial Santa Engracia, S.A. de C.V. and The Coca-Cola Export
          Corporation, Mexico Branch (20)

 10.61    Agreement for the Termination of the Processing Agreement dated April
          11, 2003, by and between Grupo Industrial Santa Engracia, S.A. de C.V.
          and The Coca-Cola Export Corporation, Mexico Branch (21)

 10.62    Rural Property Lease Agreement between Ejido "Laguna del Mante,"
          Municipio de Ciudad Valles, Estado de San Luis Potosi, and "Grupo
          Industrial Santa Engracia," S.A. de C.V., dated December, 2002 (22)

 10.63    Agreement for the Ejido land transfer between Eijdo "Laguna del
          Mante," Municipio de Ciudad Valles, Estado de San Luis Potosi, and
          "Grupo Industrial Santa Engracia," S.A. de C.V., dated December, 2002
          (22)

 99(a) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

 99(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

 21       Subsidiaries of the Registrant (11) (16)

 23       Consent of Mancera, S.C., Member Practice of Ernst & Young Global
          (22)

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

(18) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(19) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

(20) Previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(21) Previously filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(22)    Filed herewith.