Form 10-Q
period 2003-03-31
UNIMARK GROUP INC
filed 2003-12-05
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO ____________________

                         COMMISSION FILE NUMBER: 0-26096

                             THE UNIMARK GROUP, INC.
                                  UNIMARK HOUSE
                                124 MCMAKIN ROAD
                            BARTONVILLE, TEXAS 76226

                  REGISTRANT'S TELEPHONE NUMBER: (817) 491-2992


           STATE OF INCORPORATION               IRS EMPLOYER IDENTIFICATION NO.
                   TEXAS                                  75-2436543


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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, $0.01 PAR VALUE: 21,044,828 SHARES, AS OF DECEMBER 4, 2003.

                                      INDEX

                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 2002 and March 31, 2003..................................... 3
         Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2002 and 2003....................... 4
         Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2002 and 2003....................... 5
         Notes to Condensed Consolidated Financial Statements - March 31, 2003....... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................29

Item 4.  Controls and Procedures.....................................................30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................31

Item 2.  Changes in Securities and Use of Proceeds...................................31

Item 3.  Defaults Upon Senior Securities.............................................32

Item 4.  Submission of Matters to a Vote of Security Holders.........................32

Item 5.  Other Information...........................................................32

Item 6.  Exhibits and Reports on Form 8-K............................................32

SIGNATURES...........................................................................33

EXHIBIT INDEX........................................................................34

PART I -  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                         DECEMBER 31,          MARCH 31,
                                                                             2002                2003
                                                                         ------------        ------------
                                                                           (NOTE 1)           (UNAUDITED)
                                                  ASSETS
Current assets:
   Cash and cash equivalents .....................................       $        406        $        854
   Accounts receivable - trade, net of allowance of $1,118 in
     2002 and $1,096 in 2003 .....................................                736                 893
   Accounts receivable - other ...................................                246                 413
   Notes receivable ..............................................                310                 234
   Income and value added taxes receivable .......................                909                 910
   Inventories ...................................................              5,221               5,139
   Prepaid expenses ..............................................                199                 252
                                                                         ------------        ------------
         Total current assets ....................................              8,027               8,695
Property, plant and equipment, net ...............................             32,486              31,794
Deposit on plant facility ........................................              2,044               1,912
Other assets .....................................................                218                 127
                                                                         ------------        ------------
         Total assets ............................................       $     42,775        $     42,528
                                                                         ============        ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .........................................       $        100        $        660
   Short and long-term debt in default ...........................              8,529               8,455
   Current portion of long-term debt .............................                 28                  28
   Accounts payable - trade ......................................              4,401               4,162
   Accrued liabilities ...........................................              4,621               4,989
                                                                         ------------        ------------
         Total current liabilities ...............................             17,679              18,294
Long-term debt, less current portion .............................              4,622               4,381
Deferred Mexican statutory profit sharing ........................              1,443               1,292
Other long-term liability ........................................              1,434               1,484
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 21,044,828
       in 2002 and 2003 ..........................................                210                 210
   Additional paid-in capital ....................................             68,671              68,671
   Accumulated deficit ...........................................            (51,284)            (51,804)
                                                                         ------------        ------------
         Total shareholders' equity ..............................             17,597              17,077
                                                                         ------------        ------------
         Total liabilities and shareholders' equity ..............       $     42,775        $     42,528
                                                                         ============        ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            --------------------------------
                                                                2002                2003
                                                            ------------        ------------
                                                                (IN THOUSANDS, EXCEPT FOR
                                                                  PER SHARE AMOUNTS)

Net sales ...........................................       $      7,140        $      8,191
Cost of products sold ...............................              6,484               6,889
                                                            ------------        ------------
Gross profit ........................................                656               1,302
Selling, general and administrative expenses ........              1,009                 975
Impairment of long-lived assets .....................                 --                 232
                                                            ------------        ------------
Income (loss) from operations .......................               (353)                 95
Other income (expense):
   Interest expense .................................               (102)               (109)
   Other income (expense), net ......................                120                 (45)
   Foreign currency translation and exchange loss ...                (36)               (296)
                                                            ------------        ------------
                                                                     (18)               (450)
                                                            ------------        ------------
Loss before income taxes ............................               (371)               (355)
Income tax expense (benefit) ........................                 (4)                165
                                                            ------------        ------------
Net loss ............................................       $       (367)       $       (520)
                                                            ============        ============

Basic and diluted net loss per share ................       $      (0.02)       $      (0.02)
                                                            ============        ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              --------------------------------
                                                                                  2002                2003
                                                                              ------------        ------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ..............................................................       $       (367)       $       (520)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation ......................................................                347                 373
    Deferred Mexican statutory profit sharing .........................                  5                (151)
    Impairment of long-lived assets ...................................                 --                 232
    Loss on disposal of property and equipment ........................                 --                 135
    Cash provided by (used in) operating working capital:
        Receivables ...................................................                733                (249)
        Inventories ...................................................                141                  82
        Prepaid expenses ..............................................                 90                 (53)
        Property held for sale ........................................                 74                  --
        Accounts payable and accrued liabilities ......................                 79                 129
        Other long-term liability .....................................                (42)                 50
                                                                              ------------        ------------
Net cash provided by operating activities .............................              1,060                  28
                                                                              ------------        ------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment ............................               (521)                (48)
Decrease (increase) in deposit on plant facility ......................                (80)                132
Decrease (increase) in other assets ...................................                (93)                 91
                                                                              ------------        ------------
Net cash (used in) provided by investing activities ...................               (694)                175
                                                                              ------------        ------------

FINANCING ACTIVITIES
Proceeds from short-term promissory notes .............................                 --                 560
Net reductions and payment of short-term debt ,short-term and
long-term debt in default and current portion of long-term debt .......               (444)                (74)
Reduction of long-term debt ...........................................                 --                (241)
                                                                              ------------        ------------
Net cash (used in) provided by financing activities ...................               (444)                245
                                                                              ------------        ------------

Net (decrease) increase in cash and cash equivalents ..................                (78)                448
Cash and cash equivalents at beginning of period ......................              1,135                 406
                                                                              ------------        ------------
Cash and cash equivalents at end of period ............................       $      1,057        $        854
                                                                              ============        ============

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: The UniMark Group, Inc., a Texas corporation, ("we," "us," "our" and the "company") is a citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, a company that marketed and distributed products in the United States. We conduct substantially all of our operations through our wholly-owned operating subsidiaries. In Mexico, our operating subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA") and Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"). In the United States, our subsidiary is UniMark Foods, Inc. ("UniMark Foods").

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

     Within our packaged fruit business segment, we focus on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit business segment processes and packages our products at three processing plants in Mexico. Our Mexican plants are located in major fruit growing regions. We utilize independent food brokers to sell our foodservice and industrial products in the United States. Sales to our Japanese customers are facilitated through Japanese trading companies.

     On August 31, 2000, we sold to Del Monte Foods Company ("Del Monte") all of our interests in our worldwide rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, our McAllen, Texas distribution facility, including certain inventory associated with our retail and wholesale club business and other property and equipment. Separately, we entered into a 5-year supply agreement with Del Monte under which we have been contracted to produce chilled and canned citrus products for Del Monte's retail and wholesale club markets. Under the terms of the agreement, Del Monte has agreed to purchase minimum quantities of our citrus products at agreed upon prices for sale in the United States. We retained the rights to our foodservice, industrial and Japanese business. Also, we were granted by Del Monte a 5-year license for the rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

     Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

     In March 2003, we received formal offers from The Coca-Cola Export Corporation, Mexico Branch ("Coca-Cola") to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights will be offset against our deferred orchard costs during the second quarter of 2003.

     Through November 30, 2003, approximately $3.8 million of the proceeds from the Coca-Cola transaction have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") loan of $1.5 million, repay the Banco Nacional de Mexico, S.A., ("Banamex") loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee, LLC ("M&M Nominee") of $368,000. The remaining cash of approximately $6.3 million is anticipated to be used to pay operating expenses of the lemon groves and provide working capital for our continuing operations. Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the 9-year term financing agreement (the "FOCIR Agreement") with Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability and would require their prior approval for disbursement.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through October 15, 2003, total cash payments received amounted to $365,000 with the remaining balance payable in five remaining installments under a promissory note. The remaining payments, which aggregate $200,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million.

     With the completion of this sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

     Interim Financial Statements: The condensed consolidated financial statements at March 31, 2003, and for the three month periods ended March 31, 2002 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Risk Factors: Our operations are subject to risk factors that could impact our business. These factors include risks relating to our financial condition, our Mexican operations, general business risks and our common stock. Risks relating to our financial condition include the fact that we are experiencing significant liquidity problems at one of our Mexican subsidiaries; we may be forced to seek protection under applicable provisions of the federal bankruptcy code one of our Mexican banks exercises their legal rights and remedies; that we may continue to sustain losses and accumulated deficits in the future; that we are dependent upon a limited number of customers, particularly Del Monte Foods; that we may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income in the United States; and that we are subject to risks associated in implementation of our business strategy. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access and availability of water and the price of fresh fruit; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; that labor shortages and union activity could affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to statutory employee profit sharing in Mexico; that we are subject to volatile interest rates in Mexico which could increase our capital costs; and that trade disputes between the United States, Mexico, Japan and Europe could result in tariffs, quotas and bans on imports, including our products, which could impair our financial condition. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors; and we are subject to recent legislative actions and potential new accounting pronouncements. Risks relating to our common stock include the delisting from the Over-the-Counter Bulletin Board has further reduced the liquidity and marketability of our common stock and may further depress the market price of our common stock; that "Penny Stock" regulations may impose restrictions on marketability of our stock; that our common stock price has been and may continue to be highly volatile; and that we have never paid a dividend.

     For a discussion of additional factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under "Risk Factors" starting on page 22 of this Form 10-Q.

     Recently Adopted Accounting Pronouncements:

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which establishes the accounting standards for the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, legal obligations associated with the retirement of long-lived assets will be recorded as a liability when the retirement obligation arises, and the cost capitalized as part of the related long-lived assets and amortized over the life of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 on January 1, 2003 did not have any impact on our condensed consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to adopt SFAS No. 145 in 2002 related to a previously reported gain from the settlement of certain debt with a Mexican bank, and reclassified the amount previously reported as an extraordinary amount to other income.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses the financial accounting and reporting costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The initial adoption of SFAS No. 146 on January 1, 2003 did not have any impact on our condensed consolidated results of operations or financial position.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. The initial adoption of Interpretation No. 45 on January 1, 2003 did not have any impact on our condensed consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 during this quarter did not have any impact on our condensed consolidated financial position or results of operations.

     New Accounting Pronouncements:

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect adoption of this statement to have any significant impact on our financial accounting and reporting as a result of implementation of SFAS No 149.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through March 31, 2003 we have not issued financial instruments with characteristics of both liabilities and equity.

     Reclassifications: Certain prior period items have been reclassified to conform to the current period presentations in our condensed consolidated financial statements.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

         Financial Position:

     At March 31, 2003, our cash and cash equivalents totaled $854,000, an increase of $448,000 from year-end 2002. During the first quarter of 2003, our operating activities generated cash of $28,000 principally from non-cash charges associated with deprecation expense, impairment of long-lived assets and disposal of property and equipment aggregating $740,000, which was offset primarily by our net loss of $520,000. Capital expenditures were insignificant and our net increase in short and long-term debt was $245,000. Working capital at March 31, 2003 amounted to a deficit of $9.6 million, a slight improvement from our December 31, 2002 deficit of $9.7 million.

Recent Transactions:

         In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value-added taxes of $120,000. Through October 15, 2003, total cash payments received amount to $365,000 with the balance payable in five remaining installments under a promissory note, which aggregate $200,000 in 2003 and $590,000 in 2004. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million.

     Through November 30, 2003, approximately $3.8 million of the proceeds from the Coca-Cola transaction have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Rabobank Nederland loan of $1.5 million, repay the Banamex loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee of $368,000. The remaining cash of approximately $6.3 million is anticipated to be used to pay operating expenses of the lemon groves and provide working capital for our continuing operations. Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the FOCIR Agreement and would require their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of March 31, 2003, principal of $4.4 million and accrued accretion of $1.5 million was owed to FOCIR.

     Recent Developments Impacting Liquidity and Capital Resources:

     As a result of our working capital deficits, we are experiencing significant operational and financial challenges in the near term at our ICMOSA subsidiary. Our working capital deficits at ICMOSA are approximately $6.0 million and we are negotiating a restructuring of its bank loans (see discussion in Note 3 below). In addition, we are actively evaluating ICMOSA's business strategy and operational model. The complexity of this evaluation is further aggravated by the significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes. In order for ICMOSA to emerge from its current liquidity and operational difficulties with a profitable business model, it must achieve success on a number of critical fronts, including price increases from its largest customer and a favorable conclusion to the renegotiation of its bank debt. While we are focused on achieving these strategic and operational objectives, there can be no assurance that ICMOSA will in fact achieve such success.

     Although our current cash balances as of November 30, 2003 at our GISE subsidiary are in excess of $9.6 million, this cash is restricted by the FOCIR Agreement and would require FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. As an alternative, we could prepay the outstanding FOCIR principal and accrued interest balances, which approximate $6.2 million, and have available approximately $3.4 million in cash. This cash, at our discretion, could be used to fund projected ICMOSA working capital deficits and corporate overhead over the next 12-18 months.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

NOTE 3 - SHORT AND LONG-TERM DEBT

Short-term debt:

     As of March 31, 2003, we owed $1.5 million to Rabobank Nederland under a loan agreement that was due and payable on January 2, 2002. This loan, which was in default at March 31, 2003, was repaid in May 2003.

     As of December 31, 2002 and March 31, 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Bancomext. The outstanding balance consisted of six separate notes that became due in various amounts and dates during 2002. These notes have not been renewed by Bancomext and are due and payable. As of March 31, 2003, accrued interest on these notes of approximately $165,000 is still outstanding. Bancomext has not pursued its legal remedies under the loan agreement. We are currently negotiating a restructuring of a joint loan with Bancomext and Grupo Financiero Banorte ("Banorte") that would amortize the balances over a period of up to ten years. No assurances, however, can be given that we will be successful in restructuring these loans. If Bancomext and Banorte were to exercise all of the rights and remedies available to them under their loan agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to continue as a going concern.

     The Rabobank Nederland and Bancomext outstanding balances have been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheets at December 31, 2002 and March 31, 2003.

Long-term debt:

     During 2002, ICMOSA entered into a restructured loan agreement with Banorte that amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $300,000 due over the next twelve months. As of December 31, 2002 and March 31, 2003, $3.0 million was outstanding under the restructured loan agreement. The restructured loan agreement is secured by certain assets of ICMOSA, corporate guarantees by the company and certain covenants that, amongst others, restrict future borrowings and contains a cross-default provision. As a result of the default of the Bancomext loan we are currently in default of the Banorte loan agreement and the entire loan balance has been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheets at December 31, 2002 and March 31, 2003. We are currently in discussions with Banorte to restructure their loan with our Bancomext loan. To date, they have not pursued their legal remedies available to them under the loan agreement.

     As of March 31, 2003, notes payable to a Mexican bank in the amounts of $462,000 and $96,000, were in default of their scheduled payments and have been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheets at December 31, 2002 and March 31, 2003. These loans were repaid in July 2003.

     On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional Lemon Project costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to mandatory redemption provisions. As of December 31, 2002 and March 31, 2003, advances under the FOCIR Agreement were $4.9 million and $4.4 million (47,033,971 Mexican pesos), respectively.

     The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.126 for 2002, and 1.168 for 2003, and then multiplying by the FOCIR equity interest percentage. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the 9-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2002 and March 31, 2003, accretion accrued under the FOCIR Agreement amounted to $1.4 million and $1.5 million, respectively, which is classified as a long-term liability in our condensed consolidated balance sheets as of December 31, 2002 and March 31, 2003. As of March 31, 2003, the weighted average accretion rate for all advances under the FOCIR Agreement was approximately 10.6%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE. As of December 31, 2002 and March 31, 2003, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement. We have received a waiver of these defaults from FOCIR through June 2004.

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

     On January 10, 2003, January 24, 2003, February 11, 2003 and March 6, 2003, respectively, we received $125,000, $200,000, $110,000 and $125,000 under the terms of short-term promissory notes, interest at 10%, from our largest shareholder. These notes, including an additional note under which we received $100,000 on December 18, 2002, were repaid in April 2003, including accrued interest of approximately $16,000.

NOTE 5 - LEMON PROJECT

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights will be offset against our deferred orchard costs during the second quarter of 2003.

     As of March 31, 2003, our Lemon Project consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. As such, we presently have approximately 560,000 lemon trees under active cultivation on approximately 4,800 acres. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     The planting program began in November 1996 with the first harvests in late 2000. Following is a summary of our first three years harvests:


                         2000               2001               2002
                     ------------       ------------       ------------
Metric tons                    96              3,800              3,348
Billed revenue       $     13,000       $    560,000       $    475,000

     All costs incurred to plant and maintain our lemon orchards have been capitalized and deferred as of March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of Italian lemons in April 2003, these deferred and capitalized costs will be amortized over their estimated useful lives starting in our second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

     As of March 31, 2003, our lemon groves consisted of the following:

                                                                                           PROPERTY
NAME                          LOCATION           HECTARES      ACREAGE    CROP             INTEREST
----                          ----------         --------      -------    ----             --------
                                                                 (A)

                              Gomez Farias,
                              Tamaulipas,
El Cielo Grove .............  Mexico                 725        1,791     Italian lemons     Owned

                              Cd. Valles,
                              San Luis Potosi,
Flor de Maria Grove.........  Mexico               2,146        5,301     Italian lemons     Leased
                                                   -----        -----
                                       Total       2,871        7,092
                                                   =====        =====

(A) One hectare equals approximately 2.47 acres.

     Included in our lemon land is a 30-year lease associated with 2,100 hectares (approximately 5,200 acres) of rural land used for the growing of Italian lemons, comprising substantially all the land of our Flor de Maria grove. This lease, which was prepaid at the price of the land sales price, $1.9 million, was entered into in 1999 with a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership. We are currently in the process of negotiating a transition of the lease into land ownership. No assurances can be given that such efforts will be successful. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million. The company has been advised by Mexican counsel that it has no legal obligation to make such payment. If we are unsuccessful in our efforts to transition the lease, such event could adversely affect the potential strategic alternative to divest our lemon groves.

NOTE 6 - NET LOSS PER SHARE

     The following table sets forth the computation of our basic and diluted net loss per share:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             --------------------
                                                               2002        2003
                                                             --------    --------
                                                            (IN THOUSANDS, EXCEPT
                                                            FOR PER SHARE AMOUNTS)
NUMERATOR
Net loss .................................................   $   (367)   $   (520)
                                                             --------    --------
DENOMINATOR
Denominator for basic and diluted net loss per share -
  weighted average shares outstanding ....................     21,045      21,045
                                                             ========    ========

Basic and diluted net loss per share .....................   $  (0.02)   $  (0.02)
                                                             ========    ========

    We had stock options outstanding of 132,500 and 95,000 at March 31, 2002 and 2003, respectively, which were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 - INVENTORIES

     Inventories consist of the following:

                                           DECEMBER 31,     MARCH 31,
                                               2002           2003
                                           ------------   ------------
                                                 (IN THOUSANDS)
Finished Goods - Cut fruit .............   $      2,939   $      2,898
Raw materials and supplies .............          1,825          1,769
Advances to suppliers ..................            457            472
                                           ------------   ------------
           Total .......................   $      5,221   $      5,139
                                           ============   ============

NOTE  8 - SEGMENT INFORMATION

     For operating and financial reporting purposes, we have historically classified our business into two fundamental areas: packaged fruit and juice and oil. Our packaged fruit divisions consists of three operating plants that hand-process and sell tropical and citrus fruit products directly to our largest customer, Del Monte, to foodservice providers and distributors and to industrial food and beverage processors. This division also operated our pineapple orchards. Our juice and oil business segment has consisted of our juice division, which produced FCOJ and other citrus juices, which were sold directly to juice bottlers and the extraction of essential oils from citrus fruits, which were sold directly to commercial users, and our agricultural operation, which is developing our Italian lemon orchards. With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves.

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

                                                 PACKAGED         JUICE
                                                   FRUIT          AND OIL         TOTAL
                                                ------------    -----------     -----------
THREE MONTHS ENDED MARCH 31, 2003
Revenues from external customers...........       $ 7,610           $ 581         $ 8,191
Segment profit (loss)......................           293            (340)            (47)

THREE MONTHS ENDED MARCH 31, 2002
Revenues from external customers...........       $ 6,782        $    358         $ 7,140
Segment profit (loss) .....................           303            (414)           (111)

    The following are reconciliations of reportable segment profit or loss to our consolidated totals.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                       2002            2003
                                                   ------------    ------------

Total loss for reportable segments .............   $       (111)   $        (47)
Unallocated corporate general and administrative
  expenses .....................................           (260)           (308)
                                                   ------------    ------------
  Loss before income taxes .....................   $       (371)   $       (355)
                                                   ============    ============

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

    All amounts previously paid to IHMSA, along with the assumption of the $1.2 million of debt comprise the final purchase price. At March 31, 2003, all amounts advanced to IHMSA of $1.9 million are included under the caption "Deposit on plant facility" in our condensed consolidated balance sheet at March 31, 2003.

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

     On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa Engracia S.A. de C.V., Defendants", was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. Although the ultimate resolution of this matter cannot be determined at this time, any unfavorable outcome would not have a material adverse effect on our consolidated financial condition.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. ("Frutalamo") under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges.

    Subsequent to December 31, 2000, Frutalamo and certain of its shareholders (collectively, the "Frutalamo Plaintiffs") initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. Recently, we learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our condensed consolidated financial condition or results of operations.

     On October 10, 2003, an action styled James R. Scott, Plaintiff vs. UniMark Group, Inc, Defendant," was filed in the County Court, Denton, Texas, Cause Number TI-2003-01345. The compliant seeks recovery of approximately $90,000 of unpaid rent and injunctive relief.

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

NOTE 10 - SUBSEQUENT EVENTS

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights will be offset against our deferred orchard costs during the second quarter of 2003.

     Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value-added taxes of $120,000. Through October 15, 2003, total cash payments received amounted to $365,000 with the balance payable in five remaining installments under a promissory note. The remaining payments, which aggregate $200,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

    With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussions in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

     Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation equipment and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights will be offset against our deferred orchard costs during the second quarter of 2003.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value-added taxes of $120,000. Through October 15, 2003, total cash payments received amounted to $365,000 with the balance payable in five remaining installments under a promissory note. The remaining payments, which aggregate $200,000 in 2003 and $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

    Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million.

    With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussions in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

CONVERSION TO U.S. GAAP

    We conduct substantially all of our operations through our wholly-owned Mexican subsidiaries. ICMOSA is a Mexican corporation whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation whose principal activities were the operation of two citrus juice and oil processing plants, as well as managing our Lemon Project. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

     Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of UniMark and its subsidiaries is the U.S. dollar.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, which results in forming the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     The critical accounting policies described herein are those that are most important to the depiction of our condensed consolidated financial condition and results of operations and their application requires management's most subjective judgment in making estimates about the effect of matters that are inherently uncertain. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which requires our management to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Prior to January 1, 2002, management determined whether any long-lived assets had been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount. In that event, we recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. Changes in our projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on the condensed consolidated financial statements.

INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through March 31, 2003 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

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

RESULTS OF OPERATIONS

    The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002             2003
                                                            ------------     ------------
Net sales ...............................................          100.0%           100.0%
Cost of products sold ...................................           90.8             84.1
                                                            ------------     ------------
Gross profit ............................................            9.2             15.9
Selling, general and administrative expenses ............           14.1             11.9
Impairment of long-lived assets .........................             --              2.8
                                                            ------------     ------------
Income (loss) from operations ...........................           (4.9)             1.2
Other income (expense):
    Interest expense ....................................           (1.5)            (1.3)
    Other income (expense), net .........................            1.7             (0.6)
    Foreign currency translation and exchange loss ......           (0.5)            (3.6)
                                                            ------------     ------------
Loss before income taxes ................................           (5.2)            (4.3)
Income tax expense (benefit) ............................           (0.1)             2.0
                                                            ------------     ------------
Net loss ................................................           (5.1)%           (6.3)%
                                                            ============     ============

Three Months Ended March 31, 2003 and 2002

    Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales in the first quarter increased $800,000 from $6.8 million in 2002 to $7.6 million in 2003, or 11.8%. This sales increase was primarily caused by a $1.9 million increase in our retail sales from $3.8 million in 2002 to $5.7 million in 2003, or 50.0%, but was offset by a decrease in our Japan sales of $1.2 million from $2.4 million in 2002 to $1.2 million in 2003, or 50.0%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was primarily due to the timing of our production schedule for our citrus products and the recent introduction by Del Monte of its new 8 oz. cup of fresh red grapefruit, which is sold under their Fruit Naturals(R) trade name. Typically, given the availability of fresh citrus, during our first and fourth quarters we produce and ship a substantial amount of our annual citrus products. The decrease in our Japan sales during the first quarter of 2003 was caused by timing differences in shipments compared to the prior year quarter and to reduced demand from the Japanese trading companies that purchase our citrus products.

    Citrus juice and oil sales increased from $358,000 in 2002 to $581,000 in 2003. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, we suspended our frozen concentrate orange juice operations. During June 2003, we sold our Poza Rica juice processing plant and expect to close the sale of our Victoria juice and oil processing plant during our fourth quarter of 2003. With the divestiture of our juice and oil plant assets, we have exited the juice division of our juice and oil business segment. The 2002 sales consisted primarily of the liquidation of inventories from previous processing seasons, whereas the 2003 sales consisted primarily from the processing Italian lemons for Coca-Cola.

     As a result of the foregoing, net sales increased 15.5% from $7.1 million in 2002 to $8.2 million in 2003 due to increased sales in both our packaged fruit and juice and oil segments.

     Gross profit, as a percentage of net sales, for packaged fruit sales increased from 12.3% in 2002 to 19.9% in 2003. This increased gross margin improvement was the result of continued cost cutting, favorable fruit purchasing, increased volume and improved plant efficiencies in the 2003 quarter over the prior year quarter.

     Citrus juice and oil gross profit improved slightly from a negative 49.5% in 2002 to a negative 37.2% in 2003. This improvement was primarily caused by our decision to suspend our frozen concentrate orange juice operations during the first quarter of 2002.

     Gross profit, overall, as a percentage of net sales, increased as a percent of net sales from 9.2% in 2002 to 15.9% in 2003 due to the increase in our packaged fruit gross profit.

     Selling, general and administrative ("SG&A") expenses remained at $1.0 million in both the 2002 and 2003 periods. Included in the 2003 period is $65,000 of costs associated with the November 2002 going private proposal that was withdrawn in March 2003.

    Impairment of long-lived assets of $232,000 in 2003 represents a non-cash charge that resulted from our decision to discontinue our pineapple growing operations and write-down all long-lived assets associated with these operations to estimated fair value.

     Interest expense increased slightly in the 2003 quarter and was insignificant between periods.

     Other income (expense), net increased from net income of $120,000 in the 2002 period to net expense of $45,000 in the 2003 period, or a net decrease of $165,000. The 2002 period consists primarily of short-term rental income and a payroll tax refund, whereas the 2003 period consists of miscellaneous non-operating income and expense items.

   Foreign currency translation and exchange losses, which are primarily non-cash charges, increased from a net loss of $36,000 in 2002 to a net loss of $296,000 in 2003 and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. GAAP. This increased loss is the result of a stronger Mexican peso in the current period as compared to the U.S. dollar.

     Income tax expense (benefit) decreased from a benefit of $4,000 in 2002 to an expense of $165,000 in 2003. Included in the 2002 period is a Mexican jobs tax credit of $169,000, associated with the increased employment at one of our Mexican subsidiaries in prior years, which was used to offset our Mexican asset taxes. Asset tax expense amounted to $165,000 in both periods.

     As a result of the foregoing, we reported a net loss of $520,000 in 2003 as compared to a net loss of $367,000 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Financial Position:

     At March 31, 2003, our cash and cash equivalents totaled $854,000, an increase of $448,000 from year-end 2002. During the first quarter of 2003, our operating activities generated cash of $28,000 primarily from non-cash charges associated with deprecation expense, impairment of long-lived assets and disposal of property and equipment aggregating $740,000, which was offset primarily by our net loss of $520,000. Capital expenditures were insignificant and our net increase in short and long-term debt was $245,000.

Working capital at March 31, 2003 amounted to a deficit of $9.6 million, a slight improvement from our December 31, 2002 deficit of $9.7 million.

     Recent Transactions:

     In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value-added taxes of $120,000. As of September 15, 2003, total cash payments received amount to $365,000 with the balance payable in five remaining installments under a promissory note, which aggregate $200,000 in 2003 and $590,000 in 2004. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million.

     Through November 30, 2003, approximately $3.8 million of the proceeds from the Coca-Cola transaction have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Rabobank Nederland loan of $1.5 million, repay the Banamex loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee of $368,000. The remaining cash of approximately $6.3 million is anticipated to be used to pay operating expenses of the lemon groves and provide working capital for our continuing operations. Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the FOCIR Agreement and would require their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of March 31, 2003, principal of $4.4 million and accrued accretion of $1.5 million was owed to FOCIR.

     Recent Developments Impacting Liquidity and Capital Resources:

     As a result of our working capital deficits, we are experiencing significant operational and financial challenges in the near term at our ICMOSA subsidiary. Our working capital deficits at ICMOSA are approximately $6.0 million and we are negotiating a restructuring of its bank loans (see discussion in Note 3 below). In addition, we are actively evaluating ICMOSA's business strategy and operational model. The complexity of this evaluation is further aggravated by the significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes. In order for ICMOSA to emerge from its current liquidity and operational difficulties with a profitable business model, it must achieve success on a number of critical fronts, including price increases from its largest customer and a favorable conclusion to the renegotiation of its bank debt. While we are focused on achieving these strategic and operational objectives, there can be no assurance that ICMOSA will in fact achieve such success.

     Although our current cash balances as of November 21, 2003 at our GISE subsidiary are in excess of $9.6 million, this cash is restricted by the FOCIR Agreement and would require FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. As an alternative, we could prepay the outstanding FOCIR principal and accrued interest balances, which approximate $6.2 million, and have available approximately $3.4 million in cash. This cash, at our discretion could be used to fund projected ICMOSA working capital deficits and corporate overhead over the next 12-18 months.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Item 1, Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect adoption of this statement to have any significant impact on our financial accounting and reporting as a result of implementation of SFAS No 149.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through March 31, 2003, we have not issued financial instruments with characteristics of both liabilities and equity.


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

                    RISKS RELATING TO OUR FINANCIAL CONDITION

WE ARE EXPERIENCING SIGNIFICANT LIQUIDITY PROBLEMS AT ONE OF OUR MEXICAN SUBSIDIARIES.

     We have sustained net losses in each of the last six fiscal years and in the first three months of 2003. As of March 31, 2003, our accumulated deficit was $51.8 million, we are unable to repay two of our Mexican subsidiary's loans with principal and accrued interest totaling approximately $6.7 million under loan agreements that are in default, we had a working capital deficit of $9.6 million, our on hand cash balances were $854,000 and we are generating insufficient gross margins.

     Although our current cash balances as of November 21, 2003 at our GISE subsidiary are in excess of $9.6 million, this cash is restricted by the FOCIR Agreement and would require FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. As an alternative, we could prepay the outstanding FOCIR principal and accrued interest balances, which approximate $6.2 million, and have available approximately $3.4 million in cash. This cash, at our discretion, could be used to fund projected ICMOSA working capital deficits and corporate overhead over the next 12-18 months.

     Our cash requirements for the remainder of 2003 and beyond will depend upon the level of sales and gross margins, expenditures for capital equipment and improvements, the timing of inventory purchases and necessary reductions of debt. Projected working capital requirements for the remainder of 2003 and beyond are significantly greater than current levels of available financing. We have, in recent years, relied upon sales of our common stock to our principal shareholder and bank financing to finance our working capital and certain of our capital expenditures. Our inability to obtain sufficient debt or equity capital for these working capital requirements could have a material adverse effect on us and our projects including the realization of the amounts capitalized, deferred costs and deposits related to these projects and commitments. To finance current and future expenditures, we will need to issue additional equity securities and/or incur additional debt. We may not be able to obtain additional required capital on satisfactory terms, if at all.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Item 1, Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE FEDERAL BANKRUPTCY CODE IF ONE OF OUR MEXICAN BANKS EXERCISES THEIR LEGAL RIGHTS AND REMEDIES.

     As of March 31, 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million and $3.0 million, respectively, under secured financing agreements with Bancomext and Banorte. The loan agreement with Bancomext has not been renewed and is in default. As of March 31, 2003, accrued interest of approximately $165,000 is still outstanding. Bancomext has not pursued its legal remedies under the loan agreement. As a result of the default of the Bancomext loan, we are currently in default of the Banorte loan agreement. We are currently negotiating a restructuring of a joint loan with Bancomext and Banorte that would amortize the balances over a period of up to ten years. No assurances, however, can be given that we will be successful in restructuring these loans. If Bancomext and Banorte were to exercise all of the rights and remedies available to them under their loan agreements, such action could have a significant adverse effect upon our consolidated financial condition and prospects and could significantly impact our ability to continue as a going concern. In such event, we may be forced to seek protection under the applicable provisions of the United States and Mexico bankruptcy codes.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

     We have sustained net losses in each of the last six fiscal years and in the first three months of 2003. As of March 31, 2003 our accumulated deficit was $51.8 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in each of the last six years and during the first three months of 2003, there can be no assurance that we will achieve a profitable level of operations in remainder of fiscal 2003 and beyond, or, if profitability is achieved that it can be sustained.

      Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA and the operational challenges facing the company, our Board of Directors, to maximize shareholder value, has authorized us to explore all available "strategic alternatives," including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and entering into a 5-year agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, sales to them represented 53.2% and 69.3%, respectively, of our three months ended March 31, 2002 and 2003 consolidated net sales. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the 5-year supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our condensed consolidated results of operations and financial condition.

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

WE ARE SUBJECT TO RISKS ASSOCIATED IN IMPLEMENTATION OF OUR BUSINESS STRATEGY.

     We are subject to our ability to implement our business strategy and improve our operating results, which will depend in part on our ability to realize significant cost savings associated with our supply agreement with Del Monte through operating efficiencies, achieve additional sales penetration for products sold into foreign markets and develop new products and customers in our packaged fruit business segment. No assurance can be given that we will be able to achieve such goals or that, in implementing cost saving measures, it will not impair our ability to respond rapidly or efficiently to changes in the competitive environment. In such circumstances, our consolidated results of operations and financial condition could be materially adversely affected.

WE HAVE BEEN UNABLE TO FILE OUR FORM 10-Q QUARTERLY REPORTS FOR OUR SECOND AND THIRD QUARTERS OF 2003 WITH THE SEC, AND MATERIAL INFORMATION CONCERNING OUR CURRENT OPERATING RESULTS AND FINANCIAL CONDITION IS THEREFORE UNAVAILABLE.

     We have been unable to file our periodic reports for the quarters ended June 30, 2003 and September 30, 2003, and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our second and third quarters for 2003 will become available. When it is, it may reflect changes or trends that are material to our business.

IF CONDITIONS OR ASSUMPTIONS DIFFER FROM THE JUDGMENTS, ASSUMPTIONS OR ESTIMATES USED IN OUR CRITICAL ACCOUNTING POLICIES, THE ACCURACY OF OUR FINANCIAL STATEMENTS AND RELATED DISCLOSURES COULD BE AFFECTED.

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are set forth above, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting policies are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions, and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

WE ARE SUBJECT TO GOVERNMENTAL LAWS THAT RELATE TO OWNERSHIP OF RURAL LANDS IN MEXICO.

     We own or lease, on a long-term basis, approximately 7,000 acres of rural land in Mexico, which are used primarily for growing our Italian lemons. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities. Although we have not experienced any legal disputes with respect to our land ownership, we are transitioning, pursuant to the terms of an existing agreement with an "Ejido" system of land ownership, approximately 5,200 acres of land from a 30-year lease to a land purchase. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million. The company has been advised by Mexican counsel that it has no legal obligation to make such payment. If we were unsuccessful in our efforts to transition the lease, such event could adversely affect the potential strategic alternative to divest our lemon groves.

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

     The Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency and other federal and state regulatory agencies in the United States extensively regulate our activities in the United States. The manufacturing, processing, packing, storage, distribution and labeling of food and juice products are subject to extensive regulations enforced by, among others, the FDA and to inspection by the USDA and other federal, state, local agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. We believe that our products satisfy, and any new products will satisfy all applicable regulations and that all of the ingredients used in our products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our consolidated results of operations and financial condition.

     The Secretaria de Agricultura, Ganaderia, Desarrollo Rural, Pesca y Alimentacion (SAGARPA), the Secretaria de Medio Ambiente y Recursos Naturales (SEMARNAT), the Secretaria de Salud (SS), and other federal and state regulatory agencies in Mexico extensively regulate our Mexican operations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. On a daily basis, we test our products in our internal laboratories and, periodically, submit samples of our products to independent laboratories for analysis. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on results of operations and financial condition. Although we believe that our facilities are currently in compliance with all applicable environmental laws, failure to comply with any such laws could have a material adverse effect on our condensed consolidated results of operations and financial condition.

WE ARE DEPENDENT UPON OUR MANAGEMENT TEAM.

     We rely on the business, technical expertise and experience of our senior management and certain other key employees. The loss of the services of any of these individuals could have a material adverse effect on results of operations and financial condition. We believe that our future success is also dependent upon our ability to continue to attract and retain qualified personnel in all areas of our business. No senior members of our Mexican operations are bound by non-compete agreements, and if such members were to depart and subsequently compete with us, such competition could have a material adverse effect on our condensed consolidated results of operations and financial condition.

WE HAVE A SEASONAL BUSINESS.

      We are a seasonal business and, as with any agribusiness, demand for our citrus and tropical fruit products is strongest during the fall, winter and spring when many seasonal fresh products are not readily available for sale in supermarkets in North America. In addition, a substantial portion of our exports to Japan are processed and shipped during the first and fourth quarters of each year. Our management believes that our quarterly condensed consolidated net sales will continue to be impacted by this pattern of seasonality.

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

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

     M&M Nominee own 13,149,274 shares of our common stock accounting for 62.48% of all issued and outstanding shares. As a result, M&M Nominee has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit initiatives taken by our company that are not acceptable to M&M Nominee.

WE ARE SUBJECT TO RECENT LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase or modify our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could potentially increase the expenses we report under United States Generally Accepted Accounting Practices and could adversely affect our operating results.

                       RISKS RELATING TO OUR COMMON STOCK

THE DELISTING FROM THE OVER-THE-COUNTER BULLETIN BOARD HAS FURTHER REDUCED THE LIQUIDITY AND MARKETABILITY OF OUR COMMON STOCK AND MAY FURTHER DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     On March 15, 2001, Nasdaq delisted our common stock from The Nasdaq National Market and moved our common stock to the Over-the-Counter Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "UNMG.OB." On May 29, 2003, our common stock ceased to be quoted for trading on the OTC Bulletin Board, and is presently listed on the "Pink Sheets." Prices for securities traded solely on the Pink Sheets may be difficult to obtain. As such, our stock has very limited liquidity and marketability. This very limited liquidity, marketability, the reduced public access to quotations for our common stock and lack of a regular trading market for our stock have depressed the market price of our stock. Although we intend to take actions necessary to have our stock included in the OTC Bulletin Board, there can be no assurance that we will be successful. Further, the OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market with significantly less liquidity than other recognized markets such as The Nasdaq Stock Market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                                          Estimated
                                                                                                    There-                Fair Value
                                2003          2004          2005          2006          2007         after        Total    3/31/03
                             ----------    ----------    ----------    ----------    ----------    ----------    -------  ----------

Long-term debt, including
   current portion
     Fixed rate              $      466    $        5    $       --    $       --    $       --    $       --    $   471   $   471
     Average interest rate         17.8%          6.9%

     Variable rate           $      396    $      300    $      400    $      700    $    1,260    $    4,375    $ 7,431   $ 7,431
     Average interest rate          8.0%          7.3%          7.3%          7.3%          7.3%         11.4%

     The scheduled maturities of long-term debt above are based on the original loan agreement maturities before reclassifications arising from defaults. At March 31, 2003, U.S. dollar denominated long-term debt amounted to $3.1 million as compared to Mexican peso denominated long-term debt of $4.8 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures", as defined by regulations of the Securities and Exchange Commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that our company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to our company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Our company's Chief Executive Officer and our Chief Financial Officer have evaluated our company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report on Form 10-Q and have concluded that our company's disclosure controls and procedures need improvement. (See Item 4
(b) below.)

     With the filing of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, we will be filing approximately seven months past our extension request to May 20, 2003. This filing delay has been caused by several factors, which are as follows -

          o The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2002, by our independent public accountants was finalized on July 25, 2003 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2002 on August 12, 2003. Their quarterly review under SAS 100 did not commence until shortly after the completion of their audit.

          o As a result of the finalization of a transaction with Coca-Cola for the rescission of certain contract rights for the growing and processing of Italian lemons in Mexico, which was completed in April 2003, a detailed analysis of the impact of this transaction on our December 31, 2002 deferred orchard costs was required to assess impairment of these long-lived assets under current accounting literature, which included an expert third party appraisal of the assets which we obtained in June 2003.

          o As part of our company's decision to discontinue the juice division of our juice and oil business segment, we entered into contracts to sell our juice processing plants and related equipment located in Mexico. As a result, additional analysis was required in assessing the impairment of these long-lived assets under current accounting literature.

          o    The appointment of a new Chief Executive Officer.

          o The replacement of several members of our company's Audit Committee with independent directors.

          o The resignation of certain personnel and their impact on financial statement preparation.

     (b) Changes in Internal Controls

     Our company also maintains a system of internal controls. The term "internal controls", as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our company's financial reporting, the effectiveness and efficiency of our company's operations and our company's compliance with applicable laws and regulations. In connection with the preparation of this quarterly report on Form 10-Q, our management identified certain deficiencies in the company's internal control procedures, none of which would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. These matters, which have been discussed with our independent accountants and the Audit Committee of our Board of Directors, are being addressed with corrective plans in place to eliminate these deficiencies and to improve our internal and disclosure controls by early 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

     On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa Engracia S.A. de C.V., Defendants", was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. Although the ultimate resolution of this matter cannot be determined at this time, any unfavorable outcome would not have a material adverse effect on our condensed consolidated financial condition.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. ("Frutalamo") under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges.

     Subsequent to December 31, 2000, Frutalamo and certain of its shareholders (collectively, the "Frutalamo Plaintiffs") initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. Recently, we learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our condensed consolidated financial condition or results of operations.

     On October 10, 2003, an action styled James R. Scott, Plaintiff vs. UniMark Group, Inc, Defendant," was filed in the County Court, Denton, Texas, Cause Number TI-2003-01345. The compliant seeks recovery of approximately $90,000 of unpaid rent and injunctive relief.

     From time to time our company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our company, based on the consultation with legal counsel, is of the opinion that there are no matters pending or threatening which could have a material adverse effect on our condensed consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See Note 3 to our condensed consolidated financial statements for a discussion of our noncompliance with our loan agreements with Banamex, Bancomext, Banorte and Rabobank Nederland.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of our company held on October 21, 2003, our shareholders elected or ratified, along with the results of these votes, the following:

             1.   Elected eight (8) Directors.

                  DIRECTOR NOMINEES                    FOR        WITHHELD
                  -----------------                    ---        --------
                  Jakes Jordaan                    19,185,297      34,146
                  Iain Aitken                      19,185,297      34,146
                  Eduardo Beruff                   19,177,347      42,096
                  Federico Chavez Peon             19,185,347      34,096
                  Luis A. Chico Pardo              19,185,347      34,096
                  R. Arturo Herrera Barre          19,185,347      34,096
                  Manuel Morales Camporredondo     19,185,347      34,096
                  C. Jackson Pfeffer               19,177,197      42,246

            2. Ratified Mancera, S.C., Member Practice of Ernst & Young Global as independent public accountants of our company for the fiscal year ending December 31, 2003. Results of the voting, are as follows:


                                           FOR:              19,197,623
                                           AGAINST:              18,090
                                           ABSTAIN:               3,730

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

         (a)      Exhibits

         See "Exhibit Index" immediately following the signature page.

         (b)      Reports on Form 8-K -

                  On August 28, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing a management change.

                  On December 2, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the sale of our Victoria juice processing plant and strategic alternatives.

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


                                       THE UNIMARK GROUP, INC.
                                       -----------------------
                                             Registrant


       Date: December 5, 2003          /s/  R. Arturo Herrera Barre
                                       -----------------------------------------
                                       Arturo Herrera Barre, President
                                       (Principal Executive Officer)


       Date: December 5, 2003          /s/ David E. Ziegler
                                       -----------------------------------------
                                       David E. Ziegler, Chief Financial Officer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number
-------

31.1     Certification of Chief Executive Officer Pursuant to Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer Pursuant to Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification of Chief Executive Officer and Chief Financial Officer
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002