Form 10-Q
period 2003-06-30
UNIMARK GROUP INC
filed 2004-03-08
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER: 0-26096

                             THE UNIMARK GROUP, INC.
                             -----------------------
                                  UNIMARK HOUSE
                                124 McMAKIN ROAD
                            BARTONVILLE, TEXAS 76226

                  REGISTRANT'S TELEPHONE NUMBER: (817) 491-2992

        STATE OF INCORPORATION              IRS EMPLOYER IDENTIFICATION NO.
        ----------------------              -------------------------------
                TEXAS                                  75-2436543

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

AS OF MARCH 5, 2004, THERE WERE 21,044,828 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

                                      INDEX

                                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets,
            December 31, 2002 and June 30, 2003.......................................        3
         Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2002 and 2003.................        4
         Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2002 and 2003...........................        5
         Notes to Condensed Consolidated Financial Statements - June 30, 2003.........        6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................................       17

Item 3.  Quantitative and Qualitative Disclosures About Market Risks..................       32

Item 4.  Controls and Procedures......................................................       32

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................       34

Item 2.  Changes in Securities and Use of Proceeds....................................       35

Item 3.  Defaults Upon Senior Securities..............................................       35

Item 4.  Submission of Matters to a Vote of Security Holders..........................       35

Item 5.  Other Information............................................................       35

Item 6.  Exhibits and Reports on Form 8-K.............................................       35


SIGNATURES............................................................................       36

EXHIBIT INDEX.........................................................................       37

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31,     JUNE 30,
                                                                         2002           2003
                                                                     ------------     --------
                                                                       (NOTE 1)      (UNAUDITED)
                              ASSETS
Current assets:
   Cash and cash equivalents ....................................     $      406     $    9,686
   Accounts receivable - trade, net of allowance of $1,118 in
      2002 and $1,096 in 2003 ...................................            736            801
   Accounts receivable - other ..................................            246            390
   Notes receivable .............................................            310            647
   Income and value added taxes receivable ......................            909            726
   Inventories ..................................................          5,221          4,353
   Prepaid expenses .............................................            199            492
                                                                      ----------     ----------
         Total current assets ...................................          8,027         17,095
Property, plant and equipment, net ..............................         32,486         17,420
Deposit on plant facility .......................................          2,044          1,929
Notes receivable, less current portion ..........................             --            320
Other assets ....................................................            218            121
                                                                      ----------     ----------
         Total assets ...........................................     $   42,775     $   36,885
                                                                      ==========     ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ........................................     $      100     $       --
   Short-term and long-term debt in default .....................          8,529          6,931
   Current portion of long-term debt ............................             28             26
   Accounts payable - trade .....................................          4,401          2,764
   Accrued liabilities ..........................................          4,621          4,963
                                                                      ----------     ----------
         Total current liabilities ..............................         17,679         14,684
Long-term debt, less current portion ............................          4,622          4,491
Deferred Mexican statutory profit sharing .......................          1,443            381
Other long-term liability .......................................          1,434          1,577
                                                                      ----------     ----------
         Total liabilities ......................................         25,178         21,133
                                                                      ----------     ----------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 21,044,828 in
       2002 and 2003 ............................................            210            210
   Additional paid-in capital ...................................         68,671         68,671
   Accumulated deficit ..........................................        (51,284)       (53,129)
                                                                      ----------     ----------
         Total shareholders' equity .............................         17,597         15,752
                                                                      ----------     ----------
         Total liabilities and shareholders' equity .............     $   42,775     $   36,885
                                                                      ==========     ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                     -------------------------     -------------------------
                                                        2002           2003           2002           2003
                                                     ----------     ----------     ----------     ----------
                                                          (In thousands, except for per share amounts)

Net sales ......................................     $    7,622     $    7,120     $   14,762     $   15,311
Cost of products sold ..........................          8,042          7,691         14,526         14,580
                                                     ----------     ----------     ----------     ----------
Gross profit (loss) ............................           (420)          (571)           236            731
Selling, general and administrative expenses ...          1,029            236          2,038          1,211
Impairment of long-lived assets ................             --             --             --            232
                                                     ----------     ----------     ----------     ----------
Loss from operations ...........................         (1,449)          (807)        (1,802)          (712)
Other income (expense):
   Interest expense ............................            (97)          (106)          (199)          (215)
   Other income (expense), net .................             71              5            191            (40)
   Foreign currency translation gain (loss) ....            444           (256)           408           (552)
                                                     ----------     ----------     ----------     ----------
                                                            418           (357)           400           (807)
                                                     ----------     ----------     ----------     ----------
Loss before income taxes .......................         (1,031)        (1,164)        (1,402)        (1,519)
Income tax expense .............................            621            161            617            326
                                                     ----------     ----------     ----------     ----------
Net loss .......................................     $   (1,652)    $   (1,325)    $   (2,019)    $   (1,845)
                                                     ==========     ==========     ==========     ==========

Basic and diluted net loss per share ...........     $    (0.08)    $    (0.06)    $    (0.10)    $    (0.09)
                                                     ==========     ==========     ==========     ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                --------------------------
                                                                                   2002           2003
                                                                                -----------   ------------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ..................................................................     $   (2,019)    $   (1,845)
Adjustments to reconcile net loss to net cash provided by (used in)
    Operating activities:
    Depreciation ..........................................................            830          1,334
    Deferred Mexican statutory profit sharing .............................           (127)        (1,062)
    Impairment of long-lived assets .......................................             --            232
    Loss on disposal of property and equipment ............................             --            168
    Cash provided by (used in) operating working capital:
        Receivables .......................................................          1,365           (945)
        Inventories .......................................................          2,196            868
        Prepaid expenses ..................................................            102           (293)
        Accounts payable and accrued liabilities ..........................            (86)        (1,124)
        Other long-term liability .........................................            (17)           143
                                                                                ----------     ----------
Net cash provided by (used in) operating activities .......................          2,244         (2,524)
                                                                                ----------     ----------
INVESTING ACTIVITIES
Purchases of property, plant and equipment ................................         (1,023)          (374)
Proceeds from the rescission of all contract rights relating to the
   growing and processing of Italian lemons ...............................             --         12,500
Proceeds from sale of Poza Rica plant and equipment .......................             --          1,035
Decrease in deposit on plant facility .....................................            158            115
Decrease (increase) in other assets .......................................            (62)            97
                                                                                ----------     ----------
Net cash (used in) provided by investing activities .......................           (927)        13,373
                                                                                ----------     ----------
FINANCING ACTIVITIES
Proceeds from short-term promissory notes .................................             --            560
Payment of short-term promissory notes ....................................             --           (660)
Net reductions of short-term debt, short and long-term debt in default
    and current portion of long-term debt .................................           (904)        (1,600)
Change in long-term debt ..................................................            (11)           131
                                                                                ----------     ----------
Net cash used in financing activities .....................................           (915)        (1,569)
                                                                                ----------     ----------

Net increase in cash and cash equivalents .................................            402          9,280
Cash and cash equivalents at beginning of period ..........................          1,135            406
                                                                                ----------     ----------
Cash and cash equivalents at end of period ................................     $    1,537     $    9,686
                                                                                ==========     ==========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: The UniMark Group, Inc., a Texas corporation, ("we," "us," "our" and the "company") is a citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. The company was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, Inc. ("UniMark Foods") a company that marketed and distributed products in the United States. We conduct substantially all of our operations through our wholly-owned operating subsidiaries. In Mexico, our operating subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA") and Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"). In the United States, our subsidiary is UniMark Foods.

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

     In March 2003, we received formal offers from The Coca-Cola Export Corporation, Mexico Branch ("Coca-Cola") to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of land, of which 4,800 acres are currently planted with lemon trees. We also retained all of the irrigation systems and related agricultural property and equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our deferred orchard costs during the second quarter of 2003, which were classified in property, plant and equipment in our condensed consolidated balance sheet at December 31, 2002.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through February 15, 2004, total cash payments received amounted to $565,000 with the remaining balance payable in four remaining installments under a promissory note. The remaining payments, which aggregate $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

     Through February 15, 2004, of the $16.0 million proceeds, net of value added taxes, from the Coca-Cola transactions, approximately $4.1 million have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") loan of $1.5 million, repay the Banco Nacional de Mexico, S.A., ("Banamex") loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee, LLC ("M&M Nominee") of $368,000. The remaining cash of approximately $9.4 million is anticipated to be used to pay operating expenses of the lemon groves, repay Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), provide working capital for our continuing operations and/or distributed to our shareholders upon a potential liquidation of the company (See below - Decision to Explore Strategic Alternatives.) Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the 9-year term financing agreement (the "FOCIR Agreement") with FOCIR, a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability and would require their prior approval for disbursement.

     Decision to Explore Strategic Alternatives: With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

     Interim Financial Statements: The condensed consolidated financial statements at June 30, 2003, and for the three and six month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Risk Factors: Our operations are subject to risk factors that could impact our business. These factors include risks relating to our financial condition, our Mexican operations, general business risks and our common stock. Risks relating to our financial condition include the fact that one of our Mexican banks has recently exercised its legal rights and remedies and we may be forced to seek protection under applicable provisions of the Mexican bankruptcy code; we are experiencing significant liquidity problems at one of our Mexican subsidiaries; that we may continue to sustain losses and accumulated deficits in the future;

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

     For a discussion of additional factors that may affect actual results, investors should refer to our filings with the SEC and those factors listed under "Risk Factors" starting on page 25 of this Form 10-Q.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 during the first quarter of 2003 did not have any impact on our condensed consolidated financial position or results of operations.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through June 30, 2003 we have not issued financial instruments with characteristics of both liabilities and equity.

     Reclassifications: Certain prior period items have been reclassified to conform to the current period presentations in our condensed consolidated financial statements.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

     Financial Position:

     At June 30, 2003, our cash and cash equivalents totaled $9.7 million, an increase of $9.3 million from year-end 2002. During the first six months of 2003, our operating activities used cash of $2.5 million principally from our net loss of $1.8 million, net changes in our working capital components aggregating $1.4 million and a reduction in our deferred Mexican statutory profit sharing liability of $1.1 million, offset by non-cash charges associated with depreciation expense, impairment of long-lived assets and disposal of property and equipment aggregating $1.7 million. Investing activities provided $13.4 million, primarily from the proceeds from the rescission of all contract rights and obligations for the growing and processing of Italian lemons and the sale of our Poza Rica juice plant. Net cash used in financing activities was $1.6 million, which was the result of net debt repayment of $1.7 million. Working capital at June 30, 2003 amounted to $2.4 million as compared to our December 31, 2002 deficit of $9.7 million.

     Recent Transactions:

     In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through February 15, 2004, total cash payments received amount to $565,000 with the balance payable in four remaining installments under a promissory note, which aggregate $590,000 in 2004. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

     Through February 15, 2004, of the $16.0 million proceeds, net of value added taxes, from the Coca-Cola transactions, approximately $4.1 million have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Rabobank Nederland loan of $1.5 million, repay the Banamex loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee of $368,000. The remaining cash of approximately $9.4 million is anticipated to be used to pay operating expenses of the lemon groves, repay FOCIR, provide working capital for our continuing operations and/or distributed to our shareholders upon a potential liquidation of the company (See Note 1 - Description of Business -Decision to Explore Strategic Alternatives.) Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the FOCIR Agreement and would require their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of June 30, 2003, principal of $4.5 million and accrued accretion of $1.6 million was owed to FOCIR.

     Recent Developments Impacting Liquidity and Capital Resources:

     We are experiencing significant operational and financial challenges in the near term at our ICMOSA subsidiary as a result of its working capital deficits. Our working capital deficits at ICMOSA are approximately $4.0 million and we have been recently served with a lawsuit by one of its banks (see discussion in Note 3 below.) In addition, we are actively evaluating ICMOSA's business strategy and operational model. The complexity of this evaluation is further aggravated by the significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes. In order for ICMOSA to emerge from its current liquidity and operational difficulties with a profitable business model, it must achieve success on a number of critical fronts, including price increases from its largest customer and a favorable conclusion to settlement of its bank debt. While we are focused on achieving these strategic and operational objectives, there can be no assurance that ICMOSA will in fact achieve such success.

     Although our current cash balances as of February 15, 2004 at our GISE subsidiary are approximately $9.4 million, this cash is restricted by the FOCIR Agreement and would require FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. As an alternative, we could prepay the outstanding FOCIR principal and accreted interest balances, which approximate $6.1 million at June 30, 2003, and have available approximately $3.3 million in cash. This cash, at our discretion, could then be used to fund working capital deficits and corporate overhead.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

NOTE 3 - SHORT AND LONG-TERM DEBT

Short-term debt:

     As of December 31, 2002, we owed $1.5 million to Rabobank Nederland under a loan agreement that was due and payable on January 2, 2002. This loan, which was in default at December 31, 2002, was repaid in May 2003.

     As of December 31, 2002 and June 30, 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext.") The outstanding balance consisted of six separate notes that became due in various amounts and dates during 2002. These notes have not been renewed by Bancomext and are due and payable. As of June 30, 2003, accrued interest on these notes of approximately $213,000 is still outstanding.

     On February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. Vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $ 3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivable and seize its bank accounts. Should Bancomext be successful in obtaining the remedies sought, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code. See Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Legal Proceedings and Loss Contingencies" and "Risk Factor - Risks Relating to Our Financial Condition - One of our Mexican banks has exercised its legal rights and remedies and we may be forced to seek protection under applicable provisions of the Mexican bankruptcy code."

     The Rabobank Nederland and Bancomext outstanding balances are included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheet at December 31, 2002. At June 30, 2003, the Bancomext debt is included in this caption.

Long-term debt:

     During 2002, ICMOSA entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte") that amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $300,000 due over the next twelve months. As of December 31, 2002 and June 30, 2003, $3.0 million and $2.9 million, respectively, were outstanding under the restructured loan agreement. The restructured loan agreement is secured by certain assets of ICMOSA, corporate guarantees by the company and certain covenants that, amongst others, restrict future borrowings and contain a cross-default provision. As a result of the default of the Bancomext loan, we are currently in default of the Banorte loan agreement and the entire loan balance has been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheets at December 31, 2002 and June 30, 2003. We are currently working on loan restructuring options with Banorte. To date, they have not pursued their legal remedies available to them under the loan agreement.

     As of June 30, 2003, notes payable to a Mexican bank by GISE, in the amounts of $450,000 and $96,000, were in default of their scheduled payments and have been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheets at December 31, 2002 and June 30, 2003. These loans were repaid in July 2003.

     On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional lemon grove costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to a mandatory redemption provision. As of December 31, 2002 and June 30, 2003, advances under the FOCIR Agreement were $4.9 million and $4.5 million ($47,033,971 Mexican pesos), respectively.

     The terms of the FOCIR Agreement provide for the calculation and accrual of annual accretion using one of two alternative methods. The first method determines accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determines annual accretion by multiplying GISE's shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.126 for 2002, and 1.168 for 2003, and then multiplying by the FOCIR equity interest percentage. The calculation that results in the greater amount will be the annual accretion amount. Accretion accumulates annually over the 9-year period of the FOCIR Agreement and is paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2002 and June 30, 2003, accreted interest under the FOCIR Agreement amounted to $1.4 million and $1.6 million, respectively, which is classified as a long-term liability in our condensed consolidated balance sheets as of December 31, 2002 and June 30, 2003. As of June 30, 2003, the weighted average accretion rate for all advances under the FOCIR Agreement was approximately 10.6%. The FOCIR Agreement also contains, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which includes transferring to the trust GISE common shares that represent 33.4% of GISE's outstanding shares and the governance of GISE. As of December 31, 2002 and June 30, 2003, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement. We have received a waiver of these defaults from FOCIR through June 2004.

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

NOTE 5 - LEMON GROVES

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of land, of which 4,800 acres are currently planted with lemon trees. We also retained all of the irrigation systems and related agricultural property and equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our deferred orchard costs during the second quarter of 2003, which were classified in property, plant and equipment in our condensed consolidated balance sheet at December 31, 2002.

     As of June 30, 2003, our lemon groves consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. As such, we presently have approximately 560,000 lemon trees under active cultivation on approximately 4,800 acres. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007.

     All costs incurred to plant and maintain our lemon orchards were capitalized and deferred as of March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of Italian lemons in April 2003, these deferred and capitalized costs were reduced by the $12.5 million sale proceeds, and all remaining costs are being amortized over their estimated useful lives starting in the second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

     As of June 30, 2003, our lemon groves consisted of the following:

                                                                                            PROPERTY
     NAME                     LOCATION           HECTARES     ACREAGE         CROP          INTEREST
                              --------           --------     -------         ----          --------
                          Gomez Farias,                          (A)
                          Tamaulipas,
El Cielo Grove .......    Mexico                    725        1,791     Italian lemons      Owned

                          Cd. Valles,
                          San Luis Potosi,
Flor de Maria Grove...    Mexico                  2,146        5,301     Italian lemons      Leased
                                                  -----        -----
                                          Total   2,871        7,092
                                                  =====        =====

(A)  One hectare equals approximately 2.47 acres.

     Included in our lemon groves is a 30-year lease associated with 2,100 hectares (approximately 5,200 acres) of rural land used for the growing of Italian lemons, comprising substantially all the land of our Flor de Maria grove. This lease, which was prepaid at the land purchase price of $1.9 million, was entered into in 1999 with a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership. We are currently in the process of negotiating a transition of the lease into land ownership. No assurances can be given that such efforts will be successful. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos). The company has been advised by Mexican counsel that it has no legal obligation to make such payment. If we are unsuccessful in our efforts to transition the lease, such event could adversely affect the potential strategic alternative to divest our lemon groves.

NOTE  6 - NET LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net loss per share:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                            -------------------------     -------------------------
                                                               2002           2003           2002           2003
                                                            ----------     ----------     ----------     ----------
                                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net loss ..............................................     $   (1,652)    $   (1,325)    $   (2,019)    $   (1,845)
                                                            ==========     ==========     ==========     ==========
DENOMINATOR
Denominator for basic  net loss per share - weighted
  average shares outstanding ..........................         21,045         21,045         21,045         21,045
                                                            ==========     ==========     ==========     ==========
Basic and diluted net loss per share ..................     $    (0.08)    $    (0.06)    $    (0.10)    $    (0.09)
                                                            ==========     ==========     ==========     ==========

     We had stock options outstanding of 132,500 and 95,000 at June 30, 2002 and June 30, 2003, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 - INVENTORIES

     Inventories consist of the following:

                                                     DECEMBER 31,     JUNE 30,
                                                        2002            2003
                                                        ----            ----
                                                          (IN THOUSANDS)
Finished Goods - Cut fruit....................         $ 2,939        $  2,146
Raw materials and supplies....................           1,825           1,669
Advances to suppliers.........................             457             538
                                                       -------        --------
           Total                                       $ 5,221        $  4,353
                                                       =======        ========

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

                                         PACKAGED        JUICE
                                          FRUIT         AND OIL         TOTAL
                                         --------       -------         -----
THREE MONTHS ENDED JUNE 30, 2002
Net sales to external customers ...     $    7,365     $      257     $    7,622
Segment loss ......................           (589)          (172)          (761)

THREE MONTHS ENDED JUNE 30, 2003
Net sales to external customers ...     $    6,923     $      197     $    7,120
Segment loss ......................           (420)          (425)          (845)

SIX MONTHS ENDED JUNE 30, 2002
Net sales to external customers ...     $   14,147     $      615     $   14,762
Segment loss ......................           (286)          (586)          (872)

SIX MONTHS ENDED JUNE 30, 2003
Net sales to external customers ...     $   14,533     $      778     $   15,311
Segment loss ......................            (62)          (765)          (827)
Segment assets ....................         30,702         19,992         50,694

    The following are reconciliations of reportable segment profit or loss to our consolidated totals.

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                             ------------------------        -----------------------
                                                2002           2003            2002          2003
                                                ----           ----            ----          ----
Total loss for reportable segments........   $    (761)      $   (845)       $   (872)     $    (827)
Unallocated corporate expenses
  -  General and administrative...........        (270)          (319)           (530)          (692)
                                             ---------       --------        --------      ---------
Loss before income taxes..................   $  (1,031)      $ (1,164)       $ (1,402)     $  (1,519)
                                             =========       ========        ========      =========

    The following are reconciliations of reportable segment assets to our consolidated totals.

                                                             DECEMBER 31, 2002     JUNE 30, 2003
                                                             -----------------     -------------
ASSETS
Total assets for reportable segments....................         $ 58,683             $ 50,694
Other assets...........................................            59,165               59,165
Elimination of intercompany profits in inventory.......               (48)                 (48)
Elimination of intercompany receivables................           (24,807)             (25,804)
Allocation of acquisition costs of subsidiaries
  recorded in consolidation............................           (44,585)             (44,585)
Reclassification of deferred tax assets recorded in
  consolidation.........................................           (5,633)              (2,537)
                                                                 --------             --------
            Total consolidated assets...................         $ 42,775             $ 36,885
                                                                 ========             ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     On February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. Vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $ 3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivable and seize its bank accounts. Should

Bancomext be successful in obtaining the remedies sought, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code.

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

     During the third quarter of 2001, we successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date from January 1, 2002 to January 1, 2021, and reducing the purchase option price from $4.5 million to $3.5 million. The revised purchase option also includes the assumption of approximately $1.0 million of IHMSA's debt ($11.0 million pesos). During 1997, we elected to advance $1.7 million to IHMSA to retire certain of its then outstanding debt and during the fourth quarter of 2001, we advanced IHMSA an additional $636,000, $300,000 of which was used to retire its $3.4 million of bank debt, both of which will be applied to the purchase price.

     All amounts previously paid to IHMSA, along with the assumption of the $1.0 million of debt comprise the final purchase price. At June 30, 2003, all amounts advanced to IHMSA of $1.9 million are included under the caption "Deposit on plant facility" in our condensed consolidated balance sheet at June 30, 2003.

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

     In addition to the actions described above, from time to time our company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our company, based on the consultation with legal counsel, is of the opinion that there are no matters pending or threatening, except for Bancomext, which could have a material adverse effect on our consolidated financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENT

     Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

     With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussions in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of land, of which 4,800 acres are currently planted with lemon trees. We also retained all of the irrigation systems and related agricultural property and equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our deferred orchard costs during the second quarter of 2003, which were classified in property plant and equipment in our condensed consolidated balance sheet at December 31, 2002.

     In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through February 15, 2004, total cash payments received amounted to $565,000 with the balance payable in four remaining installments under a promissory note. The remaining payments, which aggregate $590,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement.

     Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

     With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussions in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

     On February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. Vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $ 3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivable and seize its bank accounts. Should Bancomext be successful in obtaining the remedies sought, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code.

CONVERSION TO U.S. GAAP

     We conduct substantially all of our operations through our wholly-owned Mexican subsidiaries. ICMOSA is a Mexican corporation whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation whose principal activities were the operation of two citrus juice and oil processing plants, as well as currently managing our lemon groves. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

     Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of the company and its subsidiaries is the U.S. dollar.

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

INCOME TAXES

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2003 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

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

     In addition, on February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. Vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $ 3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivables and seize its bank accounts. Should Bancomext be successful, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code. See Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Legal Proceedings and Loss Contingencies" and "Risk Factor - Risks Relating to Our Financial Condition - One of our Mexican banks has exercised its legal rights and remedies and we may be forced to seek protection under applicable provisions of the Mexican bankruptcy code."

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. For a discussion of these factors that may affect actual results, investors should refer to our filings with the SEC and those factors listed under "Risk Factors" starting on page 25 of this Form 10-Q.

RESULTS OF OPERATIONS

     The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                               THREE MONTHS                SIX MONTHS
                                                               ENDED JUNE 30,             ENDED JUNE 30,
                                                            --------------------        -------------------
                                                            2002          2003          2002          2003
                                                            ----          ----          ----          ----
Net sales ........................................          100.0%        100.0%        100.0%        100.0%
Cost of products sold ............................          105.5         108.0          98.4          95.2
                                                            -----         -----         -----         -----
Gross profit (loss) ..............................           (5.5)         (8.0)          1.6           4.8
Selling, general and administrative expenses .....           13.5           3.3          13.8           7.9
Impairment of long-lived assets ..................             --            --            --           1.5
                                                            -----         -----         -----         -----
Loss from operations .............................          (19.0)        (11.3)        (12.2)         (4.6)
Other income (expense):
    Interest expense .............................           (1.2)         (1.5)         (1.4)         (1.4)
    Other income (expense), net ..................            0.9           0.1           1.3          (0.3)
    Foreign currency translation gain (loss) .....            5.8          (3.6)          2.8          (3.6)
                                                            -----         -----         -----         -----
                                                              5.5          (5.0)          2.7          (5.3)
                                                            -----         -----         -----         -----
Loss before income taxes .........................          (13.5)        (16.3)         (9.5)         (9.9)
Income tax expense ...............................            8.1           2.3           4.2           2.1
                                                            -----         -----         -----         -----
Net loss .........................................          (21.6)%       (18.6)%       (13.7)%       (12.0)%
                                                            =====         =====         =====         =====

Three Months Ended June 30, 2003 and 2002

     Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales decreased $500,000 from $7.4 million in 2002 to $6.9 million in 2003, or 6.8%. This sales decrease was primarily caused by increases in our retail sales of $800,000 from $4.9 million in 2002 to $5.7 million in 2003, or 14.3%, a decrease in our Japan sales of $800,000 from $1.4 million in 2002 to $600,000 in 2003, or 57.1% and a decrease in our foodservice and industrial sales of $300,000 from $800,000 in 2002 to $500,000, or 37.5%.

Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was primarily due to the timing of our production schedule for our citrus products sold to Del Monte and the recent introduction of their new 8 ounce cup of fresh red grapefruit, which is sold under their Fruit Naturals(R) trade name. The decrease in our Japan sales during the second quarter of 2003 was caused by reduced orders and timing differences in shipments compared to the prior year quarter and reduced demand for our citrus products. Foodservice and industrial sales were impacted by our focus on higher margin customers, which resulted in lower sales volume.

     Citrus juice and oil sales decreased $60,000 from $257,000 in 2002 to $197,000 in 2003, or 23.3%. Sales in both periods were primarily from the processing of Italian lemons for Coca-Cola under the now rescinded processing agreement. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division and suspended our juice division's FCOJ operations. In April 2003, we consummated a transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party and in November 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola. As a result of these sales, our juice and oil business segment consists exclusively of our Italian lemon groves.

     As a result of the foregoing, net sales decreased from $7.6 million in 2002 to $7.1 million in 2003, or 6.7% due to decreased sales in both our packaged fruit and juice and oil segments.

     Gross profit, as a percentage of net sales, in our packaged fruit segment, improved from a loss of 3.5% in 2002 to a positive margin of 0.3% in 2003. The 2002 period was negatively impacted by an inventory write-down of $520,000 associated with our pineapple growing operations, which reduced gross margin by 7.1%, as a result of competitive conditions.

     Citrus juice and oil gross profit decreased from a loss of 62.5% in 2002 to a loss of 300.5% in 2003. This significant change in gross margin was due to unabsorbed plant costs related to our decision in 2002 to discontinue our juice divisions FCOJ operations and the expensing of all lemon grove operating costs commencing in our second quarter of 2003. Prior to April 1, 2003, all expenses relating to the development of our lemon groves were capitalized as deferred orchard costs. Effective April 7, 2003, with the Coca-Cola transaction discussed above, we discontinued the deferral of these costs and are now expensing these costs as incurred. For the 2003 period these costs were approximately $420,000.

     Gross profit overall increased as a percent of net sales from a loss of 5.5% in 2002 to a loss of 8.0% in 2003 due to the factors discussed above.

     Selling, general and administrative expenses ("SG&A") decreased from $1.0 million in 2002 to $236,000 in 2003, or 76.4%. This reduction consisted primarily of a gain of $896,000 recognized from the reversal of previously recorded Mexican deferred profit sharing expenses, as required under generally accepted accounting principles. This reversal was caused primarily by the calculation method of determining the deferred profit sharing liability, which allowed the $12.5 million proceeds from the Coca-Cola transaction to be offset against prior net operating losses at GISE.

     Interest expense increased slightly from $97,000 in 2002 to $106,000 in 2003, primarily resulting from the change in the capitalization of interest costs associated with our Lemon groves, to expensing these costs in the current period, offset by reduced interest costs associated with the repayment of the Rabobank Nederland loan in May 2003.

     Other income decreased from net income of $71,000 in 2002 to net income of $5,000 in 2003. The 2002 amount consisted primarily of short-term rental income from a lease associated with one of our juice division plants which was nonrecurring in the 2003 period.

     Foreign currency translation gain (loss) increased from a net gain of $444,000 in 2002 to a net loss of $256,000 in 2003 and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars. This increased loss is the result of a stronger Mexican peso in the current period as compared to the U.S. dollar.

     Income tax expense decreased from $621,000 in 2002 to $161,000 in 2003. The 2002 amount included $150,000 of asset tax expense and $471,000 of deferred taxes which increased our valuation allowances associated with financial and tax reporting differences in Mexico, which is required in accordance with U.S. GAAP. The 2003 period income tax expense consisted entirely of asset tax expense. Asset tax is an alternative minimum tax in Mexico and is calculated at 1.8% of assets less certain liabilities.

     As a result of the foregoing, we reported net losses of $1.7 million in 2002 and $1.3 million in 2003.

Six Months Ended June 30, 2003 and 2002

     Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales increased by $400,000 from $14.1 million in 2002 to $14.5 million in 2003, or 2.8%. This slight sales increase was caused by an increase in our retail sales of $2.6 million from $8.7 million in 2002 to $11.3 million in 2003, or 29.9%, but was offset by a reduction in our Japan sales of $2.1 million from $3.9 million in 2002 to $1.8 million in 2003, or 53.8%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. This retail sales increase was attributable to the timing of our production schedule for our citrus products sold to Del Monte and the introduction in early 2003 of their new 8 ounce cup of fresh red grapefruit, which is sold under their Fruit Naturals(R) trade name. The decrease in our Japan sales during the 2003 period was caused by timing differences in shipments compared to the prior year period and reduced demand for our citrus products.

     Citrus juice and oil sales increased slightly from $615,000 in 2002 to $778,000 in 2003. Sales in both periods were primarily from the processing of Italian lemons for Coca-Cola under the now rescinded processing agreement. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division and suspended our juice division's FCOJ operations. In April 2003, we consummated a transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party and in November 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola. As a result of these sales, our juice and oil business segment consists exclusively of our Italian lemon groves.

     As a result of the foregoing, net sales increased from $14.8 million in 2002 to $15.3 million in 2003, or 3.4% due to slight sales increases in both our packaged fruit and juice and oil segments.

     Gross profit, as a percentage of net sales, in our packaged fruit segment improved from 4.1% in 2002 to 8.4% in 2003. The 2002 period was negatively impacted by an inventory write-down of $520,000 associated with our pineapple growing operations, which reduced gross margin by 3.7%, as a result of competitive conditions.

     Citrus juice and oil gross profit decreased from a loss of 54.6% in 2002 to a loss of 103.9% in 2003. This significant change in gross margin was due to unabsorbed plant costs related to our decision in 2002 to discontinue our juice divisions FCOJ operations and the expensing of all lemon grove operating costs commencing in our second quarter of 2003. Prior to April 1, 2003, all expenses relating to the development of our lemon groves were capitalized as deferred orchard costs. Effective April 7, 2003, with the Coca-Cola transaction discussed above, we discontinued the deferral of these costs and are now expensing these costs as incurred. For the 2003 period these costs were approximately $420,000.

     Gross profit overall increased as a percent of net sales from 1.6% in 2002 to 4.8% in 2003 due to the factors discussed above.

     Selling, general and administrative expenses ("SG&A") decreased $827,000 from $2.1 million in 2002 to $1.2 million in 2003, or 39.4%. This reduction consisted primarily of a gain of $896,000 recognized from the reversal of previously recorded Mexican deferred profit sharing expenses, as required under generally accepted accounting principles. This reversal was caused primarily by the calculation method of determining the deferred profit sharing liability, which allowed the $12.5 million proceeds from the Coca-Cola transaction to be offset against prior net operating losses at GISE.

     Impairment of long-lived assets of $232,000 in the 2003 period represents a non-cash charge that resulted from our decision to discontinue our pineapple growing operations and write-down all long-lived assets associated with these operations to estimated fair value.

     Interest expense increased slightly from $199,000 in 2002 to $215,000 in 2003, primarily resulting from the change in the capitalization of interest costs associated with our Lemon groves, to expensing these costs in the current period, offset by reduced interest costs associated with the repayment of the Rabobank Nederland loan in May 2003.

     Other income decreased from net income of $191,000 in 2002 to net expense of $40,000 in 2003. The 2002 amount consisted primarily of short-term rental income from a lease associated with one of our juice division plants which was nonrecurring in the 2003 period.

     Foreign currency translation gain (loss) increased from a net gain of $408,000 in 2002 to a net loss of $552,000 in 2003 and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars. This increased loss is the result of a stronger Mexican peso in the current period as compared to the U.S. dollar.

     Income tax expense decreased from $617,000 in 2002 to $326,000 in 2003. The 2002 amount included $146,000 of asset tax expense and $471,000 of deferred taxes which increased our valuation allowances associated with financial and tax reporting differences in Mexico, which is required in accordance with U.S. GAAP. Offset against the 2002 asset tax expense is a Mexican jobs tax credit of $169,000 associated with the increased employment at one of our Mexican subsidiaries in prior years. The 2003 period income tax expense of $321,000 consisted entirely of asset tax expense. Asset tax is an alternative minimum tax in Mexico and is calculated at 1.8% of assets less certain liabilities.

     As a result of the foregoing, we reported net losses of $2.9 million in 2002 and $1.8 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Financial Position:

     At June 30, 2003, our cash and cash equivalents totaled $9.7 million, an increase of $9.3 million from year-end 2002. During the first six months of 2003, our operating activities used cash of $2.5 million principally from our net loss of $1.8 million, net changes in our working capital components aggregating $1.4 million and a reduction in our deferred Mexican statutory profit sharing liability of $1.1 million, offset by non-cash charges associated with depreciation expense, impairment of long-lived assets and disposal of property and equipment aggregating $1.7 million. Investing activities provided $13.4 million, primarily from the proceeds from the rescission of all contract rights and obligations for the growing and processing of Italian lemons and the sale of our Poza Rica juice plant. Net cash used in financing activities was $1.6 million, which was the result of net debt repayment of $1.7 million. Working capital at June 30, 2003 amounted to $2.4 million as compared to our December 31, 2002 deficit of $9.7 million.

     Recent Transactions:

     In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. As of

February 15, 2004, total cash payments received amount to $565,000 with the balance payable in four remaining installments under a promissory note, which aggregate $590,000 in 2004. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

     Through February 15, 2004, of the $16.0 million proceeds, net of value added taxes, from the Coca-Cola transactions, approximately $4.1 million have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Rabobank Nederland loan of $1.5 million, repay the Banamex loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee of $368,000. The remaining cash of approximately $9.4 million is anticipated to be used to pay operating expenses of the lemon groves, repay FOCIR, provide working capital for our continuing operations and/or distributed to our shareholders upon a potential liquidation of the company (See Note 1 - Description of Business - Decision to Explore Strategic Alternatives.) Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations are subject to the FOCIR Agreement and would require their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of June 30, 2003, principal of $4.5 million and accrued accretion of $1.6 million was owed to FOCIR.

     Recent Developments Impacting Liquidity and Capital Resources:

     We are experiencing significant operational and financial challenges in the near term at our ICMOSA subsidiary as a result of our working capital deficits. Our working capital deficits at June 30, 2003 at ICMOSA are approximately $4.0 million and we have been recently served with a lawsuit by one of its banks. See
Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Legal Proceedings and Loss Contingencies" and "Risk Factor
- Risks Relating to Our Financial Condition - One of our Mexican banks has exercised its legal rights and remedies and we may be forced to seek protection under applicable provisions of the Mexican bankruptcy code." In addition, we are actively evaluating ICMOSA's business strategy and operational model. The complexity of this evaluation is further aggravated by the significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes. In order for ICMOSA to emerge from its current liquidity and operational difficulties with a profitable business model, it must achieve success on a number of critical fronts, including price increases from its largest customer and a favorable conclusion to the renegotiation of its bank debt. While we are focused on achieving these strategic and operational objectives, there can be no assurance that ICMOSA will in fact achieve such success.

     Although our current cash balances as of February 15, 2004 at our GISE subsidiary are approximately $9.4 million, this cash is restricted by the FOCIR Agreement and would require FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. As an alternative, we could prepay the outstanding FOCIR principal and accrued interest balances, which approximate $6.1 million, and have available approximately $3.3 million in cash. This cash, at our discretion could then be used to fund working capital deficits and corporate overhead.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Item 1. Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through June 30, 2003, we have not issued financial instruments with characteristics of both liabilities and equity.

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

                    RISKS RELATING TO OUR FINANCIAL CONDITION

ONE OF OUR MEXICAN BANKS HAS RECENTLY EXERCISED ITS LEGAL RIGHTS AND REMEDIES AND WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE MEXICAN BANKRUPTCY CODE.

     As of June 30, 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million and $2.9 million, respectively, under secured financing agreements with Bancomext and Banorte. The loan agreement with Bancomext has not been renewed and is in default. As of June 30, 2003, accrued interest of approximately $213,000 is still outstanding. As a result of the default of the Bancomext loan, we are currently in default of the Banorte loan agreement.

     On February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. Vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $ 3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivable and seize its bank accounts. Should Bancomext be successful in the remedies sought, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code.

WE ARE EXPERIENCING SIGNIFICANT LIQUIDITY PROBLEMS AT ONE OF OUR MEXICAN SUBSIDIARIES.

     We have sustained net losses in each of the last six fiscal years and in the first six months of 2003. As of June 30, 2003, our accumulated deficit was $53.1 million, we are unable to repay two of our Mexican subsidiary's loans with principal and accrued interest totaling approximately $6.6 million under loan agreements that are in default (see above for a discussion of the lawsuit that has been recently served by one of these banks) and we are generating insufficient gross margins.

     Although our current cash balances as of February 15, 2004 at our GISE subsidiary are approximately $9.4 million, this cash is restricted by the FOCIR Agreement and would require FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. As an alternative, we could prepay the outstanding FOCIR principal and accrued interest balances, which approximate $6.1 million, and have available approximately $3.2 million in cash. This cash, at our discretion, could then be used to fund working capital deficits and corporate overhead.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Item 1. Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

     We have sustained net losses in each of the last six fiscal years and in the first six months of 2003. As of June 30, 2003 our accumulated deficit was $53.1 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in each of the last six years and during the first six months of 2003, there can be no assurance that we will achieve a profitable level of operations in remainder of fiscal 2003 and beyond, or, if profitability is achieved that it can be sustained.

     Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. No assurances can be given that our efforts will be successful.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

     We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and entering into a 5-year agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, sales to them represented 64.8%, 59.2%, 79.7% and 74.1%, respectively, of our three and six months ended June 30, 2002 and 2003 consolidated net sales. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the 5-year supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our consolidated results of operations and financial condition.

WE MAY LOSE OUR NET OPERATING LOSS CARRYFORWARDS, WHICH COULD PREVENT US FROM OFFSETTING FUTURE TAXABLE INCOME IN THE UNITED STATES.

     In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, purchased an additional 6,849,315 shares of our common stock increasing their ownership from 45.2% to 62.48%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss carryforwards where changes occur in the stock ownership of a company. As a result, this limitation will allow us to use only a portion of our pre-change net operating loss carryforwards, which amounted to $17.7 million at December

31, 2002, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we may only be allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire.

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

WE HAVE BEEN UNABLE TO FILE OUR FORM 10-Q QUARTERLY REPORT FOR OUR THIRD QUARTER OF 2003 WITH THE SEC, AND MATERIAL INFORMATION CONCERNING OUR CURRENT OPERATING RESULTS AND FINANCIAL CONDITION IS THEREFORE UNAVAILABLE.

     We have been unable to file our periodic report with the SEC for the quarter ended September 30, 2003, and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our third quarter of 2003 will become available. When it is, it may reflect changes or trends that are material to our business.

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

                    RISKS RELATING TO OUR MEXICAN OPERATIONS

WE ARE SUBJECT TO THE RISK OF FLUCTUATING FOREIGN CURRENCY EXCHANGE RATES AND INFLATION.

     We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of our Mexican subsidiaries financial statements. Since the assets and liabilities therein are peso denominated, a falling peso results in a translation loss to the extent there are net peso assets or a translation gain to the extent there are net peso liabilities. Pricing associated with the 5-year supply agreement entered into with Del Monte is in U.S. dollars. Our exposure to foreign currency exchange rate risk is difficult to estimate due to factors such as balance sheet accounts, and the existing economic uncertainty and future economic conditions in the Mexican marketplace.

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

WE ARE SUBJECT TO GOVERNMENTAL LAWS THAT RELATE TO OWNERSHIP OF RURAL LANDS IN MEXICO.

     We own or lease, on a long-term basis, approximately 7,100 acres of rural land in Mexico, which are used primarily for growing our Italian lemons. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities. Although we have not experienced any legal disputes with respect to our land ownership, we are transitioning, pursuant to the terms of an existing agreement with an "Ejido" system of land ownership, approximately 5,200 acres of land from a 30-year lease to a land purchase. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos). The company has been advised by Mexican counsel that it has no legal obligation to make such payment. If we were unsuccessful in our efforts to transition the lease, such event could adversely affect the potential strategic alternative to divest our lemon groves.

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

     We are subject to trade agreements between the United States, Mexico, Japan and Europe. Despite the enactment of the North American Free Trade Agreement, Mexico and the United States from time to time are involved in trade disputes. The United States has, on occasion, imposed tariffs, quotas, and importation limitations on products produced in Mexico. Because all of our products are currently produced by our subsidiaries in Mexico, which we sell in the United States, Japan and Europe, such actions, if taken, could adversely affect our business.

                             GENERAL BUSINESS RISKS

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND PRODUCT RECALL.

     We produce a consumer product that is subject to product recall. The testing, marketing, distribution and sale of food and beverage products entail an inherent risk of product liability and product recall. There can be no assurance that product liability claims will not be asserted against us or that we will not be obligated to recall our products. Although we maintain product liability insurance coverage in the amount of $11.0 million per occurrence, there can be no assurance that this level of coverage is adequate. A product recall or a partially or completely uninsured judgment against us could have a material adverse effect on our consolidated results of operations and financial condition.

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

     The Secretaria de Agricultura, Ganaderia, Desarrollo Rural, Pesca y Alimentacion ("SAGARPA"), the Secretaria de Medio Ambiente y Recursos Naturales ("SEMARNAT"), the Secretaria de Salud ("SS"), and other federal and state regulatory agencies in Mexico extensively regulate our Mexican operations. Many of these laws and regulations are becoming increasingly stringent and compliance with them is becoming increasingly expensive. On a daily basis, we test our products in our internal laboratories and, periodically, submit samples of our products to independent laboratories for analysis. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on results of operations and financial condition. Although we believe that our facilities are currently in compliance with all applicable environmental laws, failure to comply with any such laws could have a material adverse effect on our consolidated results of operations and financial condition.

WE ARE DEPENDENT UPON OUR MANAGEMENT TEAM.

     We rely on the business, technical expertise and experience of our senior management and certain other key employees. The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition. We believe that our future success is also dependent upon our ability to continue to attract and retain qualified personnel in all areas of our business. No senior members of our Mexican operations are bound by non-compete agreements, and if such members were to depart and subsequently compete with us, such competition could have a material adverse effect on our consolidated results of operations and financial condition.

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

WE ARE SUBJECT TO RECENT LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002 and proposed accounting changes by the SEC, we may be required to increase or modify our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could potentially increase the expenses we report under United States Generally Accepted Accounting Practices and could adversely affect our operating results.

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

"PENNY STOCK" REGULATIONS MAY IMPOSE RESTRICTIONS ON MARKETABILITY OF OUR COMMON STOCK.

     The SEC has adopted regulations which generally define "penny stock" to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1.0 million or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

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

                           INTEREST RATE SENSITIVITY

                     Principal Amount by Expected Maturity
                             Average Interest Rate
                     (In thousands, except interest rates)

                                                                                                       Estimated
                                                                                   There-              Fair Value
                                 2003      2004     2005      2006       2007      after     Total      6/30/03
                                 ----      ----     ----      ----       ----      ------    -----     ----------
Long-term debt, including
   current portion
     Fixed rate                 $   476    $  --    $  --     $  --     $   --     $   --    $  476    $      476
     Average interest rate         17.9%

     Variable rate              $   321    $ 300    $ 400     $ 700     $1,260     $4,491    $7,472    $    7,472
     Average interest rate          8.0%     7.3%     7.3%      7.3%       7.3%      10.6%

     The scheduled maturities of long-term debt above are based on the original loan agreement maturities before reclassifications arising from defaults. At June 30, 2003, U.S. dollar denominated long-term debt amounted to $3.0 million as compared to Mexican peso denominated long-term debt of $4.9 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures", as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that our company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to our company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Our company's Chief Executive Officer and our Chief Financial Officer have evaluated our company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report on Form 10-Q and have concluded that our company's disclosure controls and procedures need improvement. (See Item 4. (b) below.)

     With the filing of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, we will be filing approximately six months past our extension request to August 14, 2003. This filing delay has been caused by several factors, which are as follows -

          - The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2002, by our independent public accountants was finalized on July 25, 2003 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2002 on August 12, 2003. Their quarterly review under SAS 100 of our first quarter 2003 did not commence until shortly after the completion of their audit. Filing of our Form 10-Q for our quarterly period ended March 31, 2003 was made on December 5, 2003.

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

          - The review of certain internal control deficiencies by our company's Audit Committee and independent accountants.

          - The replacement of several members of our company's Audit Committee with independent directors.

          - The resignation of certain personnel and their impact on financial statement preparation.

     (b) Changes in Internal Controls

     Our company also maintains a system of internal controls. The term "internal controls", as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our company's financial reporting, the effectiveness and efficiency of our company's operations and our company's compliance with applicable laws and regulations. In connection with the preparation of this quarterly report on Form 10-Q, our management identified certain deficiencies in the company's internal control procedures, none of which would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. These internal control deficiencies, which were investigated by our Audit Committee and independent accountants, did not result in a material misstatement of our condensed consolidated financial statements. Management and our Audit Committee have adopted corrective measures, and will be adopting others, to address and eliminate these deficiencies, which should improve our internal and disclosure controls. These measures include the hiring of an external accounting firm to assist in the preparation of timely monthly, quarterly and annual financial statements in accordance with U.S. GAAP and improved controls relating to the payment of certain expenses at one of our Mexican subsidiaries and a closer monitoring of the company's financial results by its Audit Committee.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

     On February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. Vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $ 3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivable and seize its bank accounts. Should Bancomext be successful in obtaining the remedies sought, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code.

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

     Subsequent to December 31, 2000, Frutalamo and certain of its shareholders initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. Recently, we learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

     On October 10, 2003, an action styled "James R. Scott, Plaintiff Vs. UniMark Group, Inc, Defendant," was filed in the County Court, Denton, Texas, Cause Number TI-2003-01345. The compliant seeks recovery of approximately $90,000 of unpaid rent and injunctive relief.

     In addition to the actions described above, from time to time our company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our company, based on the consultation with legal counsel, is of the opinion that there are no matters pending or threatening, except for Bancomext, which could have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See Note 3 to our condensed consolidated financial statements for a discussion of our noncompliance with our loan agreements with Banamex, Bancomext and Banorte.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

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

                                    THE UNIMARK GROUP, INC.
                                    -----------------------
                                          Registrant

      Date: March 8, 2004           /s/ R. Arturo Herrera Barre
                                    -------------------------------------------
                                    R. Arturo Herrera Barre, President
                                    (Principal Executive Officer)

      Date: March 8, 2004           /s/ David E. Ziegler
                                    -------------------------------------------
                                    David E. Ziegler, Chief Financial Officer
                                    (Principal Accounting Officer)

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