Form 10-Q
period 2003-09-30
UNIMARK GROUP INC
filed 2004-08-13
CIK 922712

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

AS OF AUGUST 12, 2004, THERE WERE 21,044,828 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, OUTSTANDING.

                                      INDEX

                                                                                                      PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets -
            December 31, 2002 and September 30, 2003...............................................     3
          Condensed Consolidated Statements of Operations
            for the three and nine months ended September 30, 2002 and 2003........................     4
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2002 and 2003..................................     5
          Notes to Condensed Consolidated Financial Statements - September 30, 2003................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..........................................................    19

Item 3.   Quantitative and Qualitative Disclosures About Market Risks..............................    35

Item 4.    Controls and Procedures.................................................................    35

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................    36

Item 2.   Changes in Securities and Use of Proceeds................................................    37

Item 3.   Defaults Upon Senior Securities..........................................................    37

Item 4.   Submission of Matters to a Vote of Security Holders......................................    37

Item 5.   Other Information........................................................................    37

Item 6.   Exhibits and Reports on Form 8-K.........................................................    38

SIGNATURES.........................................................................................    39

EXHIBIT INDEX......................................................................................    40

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             THE UNIMARK GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                           DECEMBER 31,        SEPTEMBER 30,
                                                                              2002                 2003
                                                                           ------------        -------------
                                                                             (NOTE 1)           (UNAUDITED)
                                ASSETS

Current assets:
   Cash and cash equivalents ...........................................    $    406               $  7,628
   Accounts receivable - trade, net of allowance of $1,118 in
      2002 and $571 in 2003 ............................................         736                    609
   Accounts receivable - other .........................................         246                    428
   Notes receivable ....................................................         310                    470
   Income and value added taxes receivable .............................         909                    949
   Inventories .........................................................       5,221                  4,296
   Prepaid expenses ....................................................         199                    179
                                                                            --------               --------
         Total current assets ..........................................       8,027                 14,559
Property, plant and equipment, net .....................................      32,486                 17,051
Deposit on plant facility ..............................................       2,044                  1,821
Note receivable, less current portion ..................................          --                    320
Other assets ...........................................................         218                    121
                                                                            --------               --------
         Total assets ..................................................    $ 42,775               $ 33,872
                                                                            ========               ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings ...............................................    $    100               $     --
   Short-term and long-term debt in default ............................       8,529                  6,310
   Current portion of long-term debt ...................................          28                     19
   Accounts payable - trade ............................................       4,401                  3,020
   Accrued liabilities .................................................       4,621                  5,049
                                                                            --------               --------
         Total current liabilities .....................................      17,679                 14,398
Long-term debt, less current portion ...................................       4,622                  4,356
Deferred Mexican statutory profit sharing ..............................       1,443                    411
Other long-term liability ..............................................       1,434                  1,704
                                                                            --------               --------
         Total liabilities .............................................      25,178                 20,869
                                                                            --------               --------
Commitments and contingencies
Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares -  21,044,828 in
       2002 and 2003 ...................................................         210                    210
   Additional paid-in capital ..........................................      68,671                 68,671
   Accumulated deficit .................................................     (51,284)               (55,878)
                                                                            --------               --------
         Total shareholders' equity ....................................      17,597                 13,003
                                                                            --------               --------
         Total liabilities and shareholders' equity ....................    $ 42,775               $ 33,872
                                                                            ========               ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                    --------------------------         ---------------------------
                                                      2002             2003              2002              2003
                                                    ---------        ---------         ---------         ---------
                                                          (In thousands, except for per share amounts)
Net sales ....................................      $  5,435         $  6,088          $ 20,197          $ 21,399
Cost of products sold ........................         6,536            6,405            21,062            20,985
                                                    --------         --------          --------          --------
Gross profit (loss) ..........................        (1,101)            (317)             (865)              414
Selling, general and administrative expenses..           846            1,123             2,884             2,334
Impairment of long-lived assets ..............            --               --                --               232
                                                    --------         --------          --------          --------
Loss from operations .........................        (1,947)          (1,440)           (3,749)           (2,152)
Other income (expense):
   Interest expense ..........................          (130)            (600)             (329)             (815)
   Other income (expense), net ...............            51             (178)              242              (218)
   Foreign currency translation gain (loss) ..          (104)            (368)              304              (920)
                                                    --------         --------          --------          --------
                                                        (183)          (1,146)              217            (1,953)
                                                    --------         --------          --------          --------
Loss before income taxes .....................        (2,130)          (2,586)           (3,532)           (4,105)
Income tax expense ...........................           169              163               786               489
                                                    --------         --------          --------          --------
Net loss .....................................      $ (2,299)        $ (2,749)         $ (4,318)         $ (4,594)
                                                    ========         ========          ========          ========

Basic and diluted net loss per share .........      $  (0.11)        $  (0.13)         $  (0.21)         $  (0.22)
                                                    ========         ========          ========          ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -----------------------
                                                                             2002         2003
                                                                          ---------     ---------
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss .............................................................    $ (4,318)     $ (4,594)
Adjustments to reconcile net loss to net cash provided by (used in)
    Operating activities:
    Depreciation .....................................................       1,251         1,650
    Deferred Mexican statutory profit sharing ........................        (151)       (1,032)
    Impairment of long-lived assets ..................................          --           232
    Loss on disposal of property and equipment .......................          --           474
    Cash provided by (used in) operating working capital:
        Receivables ..................................................       1,564          (575)
        Inventories ..................................................       3,178           925
        Prepaid expenses .............................................         121            20
        Accounts payable and accrued liabilities .....................         155          (783)
        Other long-term liability ....................................          30           270
                                                                          --------      --------
Net cash provided by (used in) operating activities ..................       1,830        (3,413)
                                                                          --------      --------
INVESTING ACTIVITIES
Purchases of property and equipment ..................................      (1,632)         (626)
Proceeds from the rescission of all contract rights relating to the
   growing and processing of Italian lemons ..........................          --        12,500
Proceeds from sale of the Poza Rica property, plant and equipment ....          --         1,035
Decrease in deposit on plant facility ................................         205           223
Decrease (increase) in other assets ..................................         (31)           97
                                                                          --------      --------
Net cash (used in) provided by investing activities ..................      (1,485)       13,229
                                                                          --------      --------
FINANCING ACTIVITIES
Proceeds from short-term promissory notes ............................          --           560
Payment of short-term promissory notes ...............................          --          (660)
Net reductions of short-term debt, short and long-term debt in default
    and current portion of long-term debt ............................        (999)       (2,228)
Change in long-term debt .............................................         (21)         (266)
                                                                          --------      --------
Net cash used in financing activities ................................      (1,020)       (2,594)
                                                                          --------      --------
Net increase (decrease) in cash and cash equivalents .................        (648)        7,222
Cash and cash equivalents at beginning of period .....................       1,135           406
                                                                          --------      --------
Cash and cash equivalents at end of period ...........................    $    487      $  7,628
                                                                          ========      ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

      Description of Business: The UniMark Group, Inc., a Texas corporation, ("we," "us," "our" and the "company") is a citrus and tropical fruit growing and processing company with substantially all of its operations in Mexico. The company was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, Inc. ("UniMark Foods") a company that marketed and distributed products in the United States. We conduct substantially all of our operations through our operating subsidiaries. In Mexico, our operating subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA") and Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"). In the United States, our subsidiary is UniMark Foods.

      Historically, we have, for operating and financial reporting purposes, classified our business into two distinct business segments: packaged fruit and juice and oil. Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment and decided to discontinue our FCOJ line of business and sell all of its production assets. Upon the divestiture of our juice and oil division's remaining assets, our business segments for operating and financial reporting purposes will consist of two distinct business segments: packaged fruit and agricultural operations.

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

      In March 2003, we received formal offers from The Coca-Cola Export Corporation, Mexico Branch ("Coca-Cola") to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of land, of which 4,800 acres are currently planted with lemon trees. We also retained all of the irrigation systems and related agricultural property and equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our capitalized orchard development costs during the second quarter of 2003, which were classified in property, plant and equipment in our condensed consolidated balance sheet at December 31, 2002.

      In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through May 31, 2004, total payments received amounted to $585,000 with the remaining balance of $570,000 payable in three remaining installments in 2004 under a promissory note. On June 30, 2004, we received payment of $541,500 in full satisfaction of this obligation.

      Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

Through May 31, 2004, of the $16.0 million proceeds, net of value added taxes, from the Coca-Cola transactions, approximately $5.3 million have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank Nederland") loan of $1.5 million, repay the Banco Nacional de Mexico, S.A., ("Banamex") loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee, LLC ("M&M Nominee") of $368,000. The remaining cash of approximately $8.2 million is anticipated to be used to pay operating expenses of the lemon groves, repay Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR"), provide working capital for our continuing operations and/or distributed to our shareholders upon a potential liquidation of the company (See below - Decision to Explore Strategic Alternatives.) Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations were subject to the 9-year term financing agreement (the "FOCIR Agreement") with FOCIR, a public Trust of the Mexican Federal Government that invests in agricultural projects with long-term viability and required their prior approval for disbursement. On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

      Decision to Explore Strategic Alternatives: With the completion of the sale of our Victoria juice and oil plant and related processing equipment, our juice and oil business segment consists exclusively of our Italian lemon groves. Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA (see discussion in Note 2 - "Recent Developments Impacting Liquidity and Capital Resources") and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. Our Board of Directors has engaged ComStock Valuation Advisors to assist the Board in reviewing the terms of a non-binding proposal received for the purchase of our packaged fruit business segment. No assurances can be given that our efforts will be successful.

      Interim Financial Statements: The condensed consolidated financial statements at September 30, 2003, and for the three and nine month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of future financial results.

      Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Risk Factors: Our operations are subject to risk factors that could impact our business. These factors include risks relating to our financial condition, our Mexican operations, general business risks and our common stock. Risks relating to our financial condition include the fact that one of our Mexican banks has recently exercised its legal rights and remedies and we may be forced to seek protection under applicable provisions of the Mexican bankruptcy code; we are experiencing significant liquidity problems at one of our Mexican subsidiaries; that we may continue to sustain losses and accumulated deficits in the future; that we are dependent upon a limited number of customers, particularly Del Monte; that we may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income in the United States; that we have been unable to file our annual Form 10-K and periodic report for our fiscal year ended December 31, 2003 and our Form 10-Q report for our first quarter of 2004 with the SEC; that if the conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected; and that we are subject to risks associated in implementation of our business strategy. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are dependent upon fruit growing conditions, access and availability of water and the price of fresh fruit; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; that labor shortages and union activity could affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to statutory employee profit sharing in Mexico; that we are subject to volatile interest rates in Mexico which could increase our capital costs; and that trade disputes between the United States, Mexico, Japan and Europe could result in tariffs, quotas and bans on imports, including our products, which could impair our financial condition. General business risk include the fact that we may be subject to product liability and product recall; that we are subject to governmental and environmental regulations; that we are dependent upon our management team; that we have a seasonal business; that we face strong competition; that we have a significant shareholder that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors; and we are subject to recent legislative actions and potential new accounting pronouncements. Risks relating to our common stock include the delisting from the Over-the-Counter Bulletin Board has further reduced the liquidity and marketability of our common stock and may further depress the market price of our common stock; that "Penny Stock" regulations may impose restrictions on marketability of our stock; that our common stock price has been and may continue to be highly volatile; and that we have never paid a dividend.

      For a discussion of additional factors that may affect actual results, investors should refer to our filings with the SEC and those factors listed under "Risk Factors" starting on page 27 of this Form 10-Q.

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through September 30, 2003 we have not issued financial instruments with characteristics of both liabilities and equity.

      Reclassifications: Certain prior period items have been reclassified to conform to the current period presentations in our condensed consolidated financial statements.

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

      Financial Position:

      At September 30, 2003, our cash and cash equivalents totaled $7.6 million, an increase of $7.2 million from year-end 2002. During the first nine months of 2003, our operating activities used cash of $3.4 million principally from our net loss of $4.6 million, net changes in our working capital components aggregating $100,000 and a reduction in our deferred Mexican statutory profit sharing liability of $1.0 million, offset by non-cash charges associated with depreciation expense, impairment of long-lived assets and disposal of property and equipment aggregating $2.4 million. Investing activities provided $13.2 million, primarily from the proceeds from the rescission of all contract rights and obligations for the growing and processing of Italian lemons and the sale of our Poza Rica juice plant. Net cash used in financing activities was $2.6 million, which was the result of net debt repayment of $2.3 million. Working capital at September 30, 2003 amounted to $161,000 as compared to our December 31, 2002 deficit of $9.7 million.

      Recent Transactions:

         In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through May 31, 2004, total payments received amounted to $585,000 with the remaining balance of $570,000 payable in three remaining installments in 2004 under a promissory note. On June 30, 2004, we received payment of $541,500 in full satisfaction of this obligation.

      Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

Through May 31, 2004, of the $16.0 million proceeds, net of value added taxes, from the Coca-Cola transactions, approximately $5.3 million have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Rabobank Nederland loan of $1.5 million, repay the Banamex loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee of $368,000. The remaining cash of approximately $8.2 million is anticipated to be used to pay operating expenses of the lemon groves, repay FOCIR, provide working capital for our continuing operations and/or distributed to our shareholders upon a potential liquidation of the company (See Note 1 - Description of Business -Decision to Explore Strategic Alternatives.) Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations were subject to the FOCIR Agreement and required their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of September 30, 2003, principal of $4.4 million and accrued accretion of $1.7 million was owed to FOCIR. On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

      Recent Developments Impacting Liquidity and Capital Resources:

      We are experiencing significant operational and financial challenges in the near term at our ICMOSA subsidiary as a result of its working capital deficits. Our working capital deficits at ICMOSA are approximately $4.8 million, we have been recently served with a lawsuit by one of its banks and had another of its banks exercise one of their legal remedies under its loan agreement by charging a past due installment and accrued interest against one of ICMOSA's bank accounts (see discussion in Note 3 below.) In addition, we are actively evaluating ICMOSA's business strategy and operational model. The complexity of this evaluation is further aggravated by the significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes. In connection with this evaluation, the company has determined that ICMOSA's long-lived assets have been significantly impaired by its liquidity and business model issues and that an impairment analysis under SFAS No. 144 needs to be performed in its fourth quarter of 2003. Based on ICMOSA's projected continuing negative undiscounted operating cash flows for the foreseeable future, with no opportunities for additional debt or capital, along with limited interest by any third parties in acquiring ICMOSA for any more than the assumption of liabilities, an impairment charge of approximately $5.0 million is projected to be recorded in the company's fourth quarter of 2003. We have received a non-binding proposal for the purchase of our packaged fruit business segment and have engaged valuation advisors to assist in reviewing the terms of this proposal. No assurances can be given that our efforts will be successful.

Although our current cash balances as of June 30, 2004 at our GISE subsidiary is approximately $8.2 million, this cash was restricted by the FOCIR Agreement and required FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

      Given the increased costs associated with being a public company, the lack of liquidity for our common stock, the liquidity problems at ICMOSA and the operational challenges facing the company, to maximize shareholder value, we are exploring available strategic alternatives, including the sale of all or a part of the company, its productive assets and strategic partnering relationships for the growing, distribution and marketing of fresh lemons. We have received a non-binding proposal for the purchase of our packaged fruit business segment and have engaged valuation advisors to assist in reviewing the terms of this proposal. No assurances can be given that our efforts will be successful.

NOTE 3 - SHORT AND LONG-TERM DEBT

Short-term debt:

      As of December 31, 2002, we owed $1.5 million to Rabobank Nederland under a loan agreement that was due and payable on January 2, 2002. This loan, which was in default at December 31, 2002, was repaid in May 2003.

      As of December 31, 2002 and September 30, 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext.") The outstanding balance, which consists of six separate notes that became due in various amounts and dates during 2002, have not been renewed by Bancomext, and are in default. As of September 30, 2003, unpaid interest under these notes, computed at the default interest rate, is approximately $524,000.

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

      The Rabobank Nederland and Bancomext outstanding balances are included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheet at December 31, 2002. At September 30, 2003, the Bancomext debt is included in this caption.

Long-term debt:

      During 2002, ICMOSA entered into a restructured loan agreement with Grupo Financiero Banorte ("Banorte") that amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule requires quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $300,000 due over the next twelve months. As of December 31, 2002 and September 30, 2003, $3.0 million and $2.8 million, respectively, were outstanding under the restructured loan agreement. The restructured loan agreement is secured by certain assets of ICMOSA, corporate guarantees by the company and certain covenants that, amongst others, restrict future borrowings and contain a cross-default provision. As a result of the default of the Bancomext loan, we are currently in default of the Banorte loan agreement and the entire loan balance has been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheets at December 31, 2002 and September 30, 2003. Although we are currently discussing loan restructuring options with Banorte, on March 17, 2004 they exercised one of their legal remedies available under the loan agreement by charging one of ICMOSA's bank accounts for a past due installment payment of $75,000 plus accrued interest of approximately $33,000.

      As of December 31, 2002, notes payable to a Mexican bank by GISE, in the amounts of $450,000 and $96,000, were in default of their scheduled payments and have been included under the caption "Short and long-term debt in default" in our condensed consolidated balance sheet at December 31, 2002. These loans were repaid in July 2003.

      On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional lemon grove costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to a mandatory redemption provision. As of December 31, 2002 and September 30, 2003, advances under the FOCIR Agreement were $4.9 million and $4.4 million ($47.0 million Mexican pesos), respectively.

      The terms of the FOCIR Agreement provided for the calculation and accrual of annual accretion using one of two alternative methods. The first method determined accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determined annual accretion by multiplying GISE's shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.126 for 2002, and 1.168 for 2003, and then multiplying by the FOCIR equity interest percentage. The calculation that resulted in the greater amount would be the annual accretion amount. Accretion accumulated annually over the 9-year period of the prior FOCIR Agreement and would be paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2002 and September 30, 2003, accreted interest under the FOCIR Agreement amounted to $1.4 million and $1.7 million, respectively, which is classified as a long-term liability in our condensed consolidated balance sheets as of December 31, 2002 and September 30, 2003. As of September 30, 2003, the weighted average accretion rate for all advances under the FOCIR Agreement was approximately 10.6%. The FOCIR Agreement also contained, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which included transferring to the trust GISE common shares that represented 33.4% of GISE's outstanding shares and the governance of GISE. As of December 31, 2002 and September 30, 2003, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement.

      On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

      Effective September 1, 2000, we entered into an agreement with Promecap, S.C. ("Promecap") for the services of Emilio Castillo Olea to become our President and Chief Executive Officer at the annual rate of $150,000. As of September 30, 2003, the company owed Promecap $362,500 in connection with this agreement. Mr. Castillo was also a Director of Promecap, a financial advisory services firm to Mexico Strategic Investment Fund Ltd. ("MSIF"), which owned 80% of M&M Nominee. M&M Nominee is our largest shareholder (see discussion below). On January 31, 2003, Mr. Castillo resigned his officer positions with our company, and on May 30, 2003, resigned as a Director. The company has agreed to commence making monthly payments due Promecap under the agreement starting in August 2004.

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

      On May 20, 2004, the company's board of directors appointed its chairman, Jakes Jordaan, to serve as its President and Chief Executive Officer. Mr. Jordaan is a member of the firm Jordaan & Riley, PLLC, which serves as the company's legal counsel. Fees paid to Mr. Jordaan's firm for legal services rendered were $38,000 and $69,000, for the nine months ended September 30, 2002 and 2003, respectively.

      On July 7, 2004, we announced that Cardinal UniMark Investors, L.P. ("Cardinal") purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF for $0.40 per share. MSIF was a member of UniMark's controlling shareholder, M & M Nominee, which owned 13,149,274 shares of the company's common stock. Madera LLC ("Madera"), the other partner in M & M Nominee, retained its 2,629,855 shares of common stock.

NOTE 5 - LEMON GROVES

      In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of land, of which 4,800 acres are currently planted with lemon trees. We also retained all of the irrigation systems and related agricultural property and equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our capitalized orchard development costs during the second quarter of 2003, which were classified in property, plant and equipment in our condensed consolidated balance sheet at December 31, 2002.

      As of September 30, 2003, our lemon groves consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. As such, we presently have approximately 560,000 lemon trees under active cultivation on approximately 4,800 acres. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007.

      All costs incurred to plant and maintain our lemon orchards were capitalized and deferred through March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of Italian lemons in April 2003, these deferred and capitalized orchard development costs were reduced by the $12.5 million sale proceeds, and all remaining costs are being amortized over their estimated useful lives commencing in the second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

      As of September 30, 2003, our lemon groves consisted of the following:

                                                                                          PROPERTY
      NAME                     LOCATION          HECTARES      ACREAGE        CROP        INTEREST
------------------------- ---------------------  --------      -------    --------------  --------
                          Gomez Farias,                          (A)
El Cielo Grove .......... Tamaulipas, Mexico       725          1,791     Italian lemons  Owned

                          Cd. Valles,
                          San Luis Potosi,
Flor de Maria Grove...... Mexico                   2,146        5,301     Italian lemons  Leased
                                                   -----        -----
                                         Total     2,871        7,092
                                                   =====        =====

      (A) One hectare equals approximately 2.47 acres.

      Included in our lemon groves is a long-term lease associated with 2,100 hectares (approximately 5,200 acres) of rural land used for the growing of Italian lemons, comprising substantially all the land of our Flor de Maria grove. This lease, which was prepaid at the land purchase price of $1.9 million, was entered into in 1999 with a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership. We are currently in the process of negotiating a transition of the lease into land ownership. No assurances can be given that such efforts will be successful. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos). The company has been advised by Mexican counsel that it has no legal obligation to make such payment.

NOTE 6 - NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                      -------------------------   -----------------------
                                                          2002        2003          2002         2003
                                                      -----------   -----------   -----------   ---------
                                                         (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Net loss ..........................................   $   (2,299)   $   (2,749)   $   (4,318)   $ (4,594)
                                                      ==========    ==========    ==========    ========
DENOMINATOR
Denominator for basic net loss per share - weighted
  average shares outstanding ......................       21,045        21,045        21,045      21,045
                                                      ==========    ==========    ==========    ========
Basic and diluted net loss per share ..............   $    (0.11)   $    (0.13)   $    (0.21)   $  (0.22)
                                                      ==========    ==========    ==========    ========

      We had stock options outstanding of 132,500 and 95,000 at September 30, 2002 and September 30, 2003, respectively, that were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 - INVENTORIES

      Inventories consist of the following:

                                                     DECEMBER 31,        SEPTEMBER 30,
                                                        2002                 2003
                                                     ------------        -------------
                                                              (IN THOUSANDS)
Finished Goods - Cut fruit....................         $ 2,939             $  2,262
Raw materials and supplies....................           1,825                1,543
Advances to suppliers.........................             457                  491
                                                       -------             --------
           Total                                       $ 5,221             $  4,296
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

      We evaluate our segment performance and allocate resources based on profit or loss from operations before income taxes and commenced allocating a portion of our corporate general and administrative expenses during our third quarter of 2003. Inter-segment sales and transfers are insignificant. Our reportable segments are each managed separately because they process and distribute distinct products with different production processes. Information pertaining to the operations of our two business segments is set forth below.

                                                  PACKAGED        JUICE
                                                   FRUIT         AND OIL          TOTAL
                                                ----------      ----------      ----------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net sales to external customers............     $   5,036        $    399       $  5,435
Segment loss ..............................        (1,716)           (152)        (1,868)

THREE MONTHS ENDED SEPTEMBER 30, 2003
Net sales to external customers............     $   5,474        $    614       $  6,088
Segment loss...............................        (1,367)         (1,033)        (2,400)

NINE MONTHS ENDED SEPTEMBER 30, 2002
Net sales to external customers............     $  19,183        $  1,014       $ 20,197
Segment loss...............................        (2,003)           (738)        (2,741)

NINE MONTHS ENDED SEPTEMBER 30, 2003
Net sales to external customers............     $  20,008        $  1,391       $ 21,399
Segment loss...............................        (1,429)         (1,799)        (3,228)
Segment assets.............................        29,394          17,543         46,937

      The following are reconciliations of reportable segment profit or loss to our consolidated totals.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------       -----------------------
                                                   2002          2003            2002           2003
                                              -----------      ---------       ---------      --------
Total loss for reportable segments.........   $   (1,868)      $ (2,400)       $ (2,741)      $(3,228)
Unallocated corporate expenses
  -  General and administrative............         (262)          (186)           (791)         (877)
                                              ----------       --------        --------       -------
Loss before income taxes...................   $   (2,130)      $ (2,586)       $ (3,532)      $(4,105)
                                              ==========       ========        ========       =======

      The following are reconciliations of reportable segment assets to our consolidated totals.

                                                                                        SEPTEMBER 30,
                                                             DECEMBER 31, 2002              2003
                                                             -----------------          -------------
ASSETS
Total assets for reportable segments ..............               $ 58,683               $ 46,937
Other assets ......................................                 59,165                 59,165
Elimination of intercompany profits in inventory ..                    (48)                   (48)
Elimination of intercompany receivables ...........                (24,807)               (25,859)
Allocation of acquisition costs of subsidiaries
  recorded in consolidation .......................                (44,585)               (44,585)
Reclassification of deferred tax assets recorded in
  consolidation ...................................                 (5,633)                (1,740)
                                                                  --------               --------
                      Total consolidated assets ...               $ 42,775               $ 33,872
                                                                  ========               ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

      On February 12, 2004, an action styled Banco Nacional de Comercio Exterior, S.N.C. vs. Industrias Citricolas de Montemorelos, S.A. de C.V. and Rafael Vaquero Bazan was filed in the Federal District (Mexico City), Mexico. The action seeks recovery of $3.5 million in bank debt, past due interest, interest accruing during the proceedings and expenses and fees resulting from the action. In addition, in the suit Bancomext seeks to foreclose on ICMOSA's accounts receivable and seize its bank accounts. Should Bancomext be successful in obtaining the remedies sought, this lawsuit would have a material adverse effect on our consolidated financial condition and prospects and would significantly impact ICMOSA's ability to continue as a going concern. In such event, ICMOSA may be forced to seek protection under the applicable provisions of the Mexico bankruptcy code.

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

      During the third quarter of 2001, we successfully negotiated revisions to the operating agreement with IHMSA's management, extending the agreement's expiration date from January 1, 2002 to January 1, 2021, and reducing the purchase option price from $4.5 million to $3.5 million. The revised purchase option also includes the assumption of approximately $1.0 million of IHMSA's debt ($11.0 million Mexican pesos). During 1997, we elected to advance $1.7 million to IHMSA to retire certain of its then outstanding debt and during the fourth quarter of 2001, we advanced IHMSA an additional $636,000, $300,000 of which was used to retire its $3.4 million of bank debt, both of which will be applied to the purchase price. As a result of remeasuring Mexican pesos into U.S. dollars, the total advance of $2.3 million has been reduced to $1.8 million, or by approximately $500,000. This reduction has been included as a component of translation loss in our statements of operations over the past several years.

      All amounts previously paid to IHMSA, along with the assumption of the $1.0 million of debt comprise the final purchase price. At September 30, 2003, all amounts advanced to IHMSA of $1.8 million, which is net of any unpaid operating fees, are included under the caption "Deposit on plant facility" in our condensed consolidated balance sheet at September 30, 2003.

      Until we formally exercise our purchase option, which is subject to approval of the IHMSA debt assumption by a Mexican lending institution and ICMOSA's current banks, we will continue to operate the IHMSA facility under the long-term operating agreement.

      We are currently in the process of negotiating a transition of our Flor de Maria lease into land ownership. No assurances can be given that such efforts will be successful. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos). The company has been advised by Mexican legal counsel that it has no legal obligation to make such payment.

      Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

      On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa Engracia S.A. de C.V., Defendants", was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. In March 2004 we entered into a settlement agreement with the Disbursing Agent on this matter for $5,000, which was approved by the Bankruptcy court.

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

      Subsequent to December 31, 2000, Frutalamo and certain of its shareholders (collectively, the "Frutalamo Plaintiffs") initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. We have learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our condensed consolidated financial condition or results of operations.

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

      On May 20, 2004 the company's board of directors appointed Jakes Jordaan to serve as President and Chief Executive Officer succeeding R. Arturo Herrera Barre who became Chief Operating Officer. On May 26, 2004, the company notified Mr. Herrera that his employment agreement would not be renewed.

      On July 7, 2004, we announced that Cardinal purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF for $0.40 per share. MSIF was a member of UniMark's controlling shareholder, M & M Nominee, which owned 13,149,274 shares of the company's common stock. Madera, the other partner in M & M Nominee, retained its 2,629,855 shares of common stock.

      Subsequent to September 30, 2003, the company determined that the carrying amounts of the long-lived assets to be held and used at its ICMOSA subsidiary have been impaired and that an impairment analysis under SFAS No. 144 needs to be performed in the fourth quarter of 2003. Based upon ICMOSA's projected continuing negative undiscounted operating cash flows for the foreseeable future with no opportunities for additional debt or capital, along with limited interest by any third parties in acquiring ICMOSA for assumption of its liabilities, an impairment charge of approximately $5.0 million is projected to be recorded in the company's fourth quarter of 2003.

      On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment and decided to discontinue our FCOJ line of business and sell all of its production assets.

      In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of Italian lemons for aggregate cash payments by Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of land, of which 4,800 acres are currently planted with lemon trees. We also retained all of the irrigation systems and related agricultural property and equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our capitalized orchard development costs during the second quarter of 2003, which were classified in property plant and equipment in our condensed consolidated balance sheet at December 31, 2002.

      In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through May 31, 2004, total cash payments received amounted to $565,000 with the remaining balance payable in four remaining installments under a promissory note. The remaining payments, which aggregate $570,000 in 2004, are secured by personal guarantees of the purchaser's shareholders and a related company and a pledge agreement. On June 30, 2004, we received payment of $541,500 in full satisfaction of this obligation.

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

CONVERSION TO U.S. GAAP

      We conduct substantially all of our operations through our operating Mexican subsidiaries. ICMOSA is a Mexican corporation whose principal activities consist of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation whose principal activities were the operation of two citrus juice and oil processing plants, as well as currently managing our Italian lemon groves. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

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

INCOME TAXES

      Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2003 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. For a discussion of these factors that may affect actual results, investors should refer to our filings with the SEC and those factors listed under "Risk Factors" starting on page 27 of this Form 10-Q.

RESULTS OF OPERATIONS

      The following table sets forth certain condensed consolidated financial data, expressed as a percentage of net sales for the periods indicated:

                                                   THREE MONTHS                 NINE MONTHS
                                                ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                --------------------         -------------------
                                                  2002         2003            2002        2003
                                                  ----         ----           -----        ----
Net sales ..................................     100.0%       100.0%          100.0%      100.0%
Cost of products sold ......................     120.3        105.2           104.3        98.1
                                                 -----        -----           -----       -----
Gross profit (loss) ........................     (20.3)        (5.2)           (4.3)        1.9

Selling, general and administrative expenses      15.5         18.5            14.3        10.9
Impairment of long-lived assets ............        --           --              --         1.1
                                                 -----        -----           -----       -----
Loss from operations .......................     (35.8)       (23.7)          (18.6)      (10.1)
Other income (expense):
    Interest expense .......................      (2.4)        (9.9)           (1.6)       (3.8)
    Other income (expense), net ............       0.9         (2.9)            1.2        (1.0)
    Foreign currency translation gain (loss)      (1.9)        (6.0)            1.5        (4.3)
                                                 -----        -----           -----       -----
                                                  (3.4)       (18.8)            1.1        (9.1)
                                                 -----        -----           -----       -----
Loss before income taxes ...................     (39.2)       (42.5)          (17.5)      (19.2)
Income tax expense .........................       3.1          2.7             3.9         2.3
                                                 -----        -----           -----       -----
Net loss ...................................     (42.3)%      (45.2)%         (21.4)%     (21.5)%
                                                 =====        =====           =====       =====

Three Months Ended September 30, 2003 and 2002

      Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales increased $500,000 from $5.0 million in 2002 to $5.5 million in 2003, or 10.0%. This sales increase was primarily caused by increases in our retail sales of $700,000 from $3.6 million in 2002 to $4.3 million in 2003, or 19.4%, offset by decreases in our foodservice, industrial and miscellaneous sales of $300,000 from $900,000 in 2002 to $600,000 in 2003, or 33.3%. Sales to
Japan remained constant between periods at $600,000. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was primarily due to the timing of our production schedule for our citrus products sold to Del Monte and the recent introduction of their new 8 ounce cup of fresh red grapefruit, which is sold under their Fruit Naturals(R) trade name. Foodservice and industrial sales were impacted by our focus on higher margin customers, which resulted in lower sales volume.

      Citrus juice and oil sales increased $215,000 from $398,000 in 2002 to $613,000 in 2003, or 54.0%. Sales in both periods consisted primarily from the processing of Italian lemons for Coca-Cola under the now rescinded processing agreement. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division and suspended our juice division's FCOJ operations. In April 2003, we consummated a transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party and in November 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola. As a result of these plant sales, our juice and oil business segment consists exclusively of our Italian lemon groves.

      As a result of the foregoing, net sales increased from $5.4 million in 2002 to $6.1 million in 2003, or 13.0% primarily due to increased sales in our packaged fruit business segment.

      Gross profit, as a percentage of net sales, in our packaged fruit segment, improved from a loss of 15.5% in the 2002 period to a loss of 2.9% in the 2003. The 2002 period was negatively impacted by a non-cash inventory write-down of $567,000 associated with our pineapple growing operations, which reduced gross margin by 11.3%, as a result of competitive conditions and our decision to discontinue these growing operations.

      Citrus juice and oil gross profit improved from a loss of 79.9% in 2002 on sales of $398,000 to a loss of 25.4% in 2003 on sales of $613,000. This gross margin improvement was due to the increased margin generated from the sales increase, offset by the expensing of all lemon grove operating costs commencing in our second quarter of 2003. Prior to April 1, 2003, all expenses relating to the development of our lemon groves were capitalized as deferred orchard costs. Effective April 1, 2003, with the Coca-Cola transaction discussed above, we discontinued the deferral of these costs and are now expensing these costs as incurred. For the 2003 period these costs were approximately $424,000.

      Gross profit overall increased as a percent of net sales from a loss of 20.3% in 2002 to a loss of 5.2% in 2003 due to the factors discussed above.

      Selling, general and administrative expenses increased from $846,000 in 2002 to $1.1 million in 2003, or 30.0%. This increase consisted primarily of costs associated with preparing our Victoria juice and oil plant for sale to Coca-Cola.

      Interest expense increased from $130,000 in 2002 to $600,000 in 2003 due to recognizing in the current period interest expense on the Bancomext debt at the default rate, which is payable at twice the stated rate associated with the unpaid notes and expensing the accreted interest on the FOCIR debt which had previously been deferred as part of the costs relating to the development of our lemon groves.

      Other income (expense), net decreased from net income of $51,000 in 2002 to net expense of $178,000 in 2003. The 2002 amount consisted primarily of short-term rental income from a lease associated with one of our juice division plants which was nonrecurring in the 2003 period. The 2003 amount consisted primarily from the write-off of machinery and equipment at one of our Mexican subsidiaries.

      Foreign currency translation gain (loss) decreased from a net gain of $104,000 in 2002 to a net loss of $368,000 in 2003 and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars. This increased loss is the result of a stronger Mexican peso in the current period as compared to the U.S. dollar.

      Income tax expense decreased slightly from $169,000 in 2002 to $162,000 in 2003 and consists entirely of asset tax expense. Asset tax is an alternative minimum tax in Mexico and is calculated at 1.8% of assets less certain liabilities.

      As a result of the foregoing, we reported net losses of $2.3 million in 2002 and $2.7 million in 2003.

Nine Months Ended September 30, 2003 and 2002

      Net sales consist of packaged fruit and citrus juice and oil. Packaged fruit sales increased by $800,000 from $19.2 million in 2002 to $20.0 million in 2003, or 4.2%. This sales increase was caused by an increase in our retail sales of $3.2 million from $12.5 million in 2002 to $15.7 million in 2003, or 25.6%, offset by decreases in our Japan sales of $2.0 million from $4.4 million in 2002 to $2.4 million in 2003, or 45.5%, and in our foodservice, industrial and miscellaneous sales of $400,000 from $2.3 million in 2002 to $1.9 million in 2003. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. This retail sales increase was attributable to the timing of our production schedule for our citrus products sold to Del Monte and the introduction in early 2003 of their new 8 ounce cup of fresh red grapefruit, which is sold under their Fruit Naturals(R) trade name. The decrease in our Japan sales during the 2003 period was caused by timing differences in shipments compared to the prior year period and reduced demand for our citrus products. Foodservice and industrial sales were impacted by our focus on higher margin customers, which resulted in lower sales volume.

      Citrus juice and oil sales increased from $1.0 million in 2002 to $1.4 million in 2003. Sales in both periods were primarily from the processing of Italian lemons for Coca-Cola under the now rescinded processing agreement. Due to the continued unfavorable and volatile worldwide market prices for FCOJ that has existed over the past several years and negative long-term prospects for the FCOJ market, in early 2002, our board of directors decided to pursue strategic alternatives available for our juice division and suspended our juice division's FCOJ operations. In April 2003, we consummated a transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party and in November 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola. As a result of these plant sales, our juice and oil business segment consists exclusively of our Italian lemon groves.

      As a result of the foregoing, net sales increased $1.2 million from $20.2 million in 2002 to $21.4 million in 2003, or 5.9% due primarily to increased sales in our packaged fruit segment.

      Gross profit, as a percentage of net sales, in our packaged fruit segment improved from a loss of 1.1% in 2002 to a gross profit of 6.9% in 2003. The 2002 period was negatively impacted by inventory write-downs of $1.1 million associated with our pineapple growing operations, which reduced gross margin by 5.7%, as a result of competitive conditions and our decision to discontinue these growing operations.

      Citrus juice and oil gross profit decreased from a loss of 64.6% in 2002 on sales of $1.0 million to a loss of 69.3% in 2003 on sales of $1.4 million. This gross margin decrease was caused by the expensing of all lemon grove operating costs commencing in our second quarter of 2003, offset by gross margin increases associated with the increase in sales. Prior to April 1, 2003, all expenses relating to the development of our Italian lemon groves were capitalized as deferred orchard costs. Effective April 1, 2003, with the Coca-Cola transaction discussed above, we discontinued the deferral of these costs and are now expensing these costs as incurred. For the 2003 period these costs were approximately $845,000.

      Gross profit overall increased as a percent of net sales from a loss of 10.8% in 2002 to a gross profit of 1.9% in 2003 due to the factors discussed above.

      Selling, general and administrative expenses decreased $600,000 from $2.9 million in 2002 to $2.3 million in 2003, or 20.7%. This reduction consisted primarily of a costs associated with preparing our Victoria juice and oil plant for sale to Coca-Cola offset by a gain of approximately $1.0 million recognized from the reversal of previously recorded Mexican deferred profit sharing expenses, as required under generally accepted accounting principles. This reversal was caused primarily by the calculation method of determining the deferred profit sharing liability, which allowed the $12.5 million proceeds from the Coca-Cola transaction to be offset against prior net operating losses at GISE.

      Impairment of long-lived assets of $232,000 in the 2003 period represents a non-cash charge that resulted from the decision to discontinue our pineapple growing operations and write-down certain long-lived assets associated with these operations to estimated fair value.

      Interest expense increased from $329,000 in 2002 to $815,000 in 2003 due to interest expense on the Bancomext debt recognized at the default rate, which is payable at twice the stated rate associated with the unpaid notes and expensing the accreted interest on the FOCIR debt which had previously been deferred as part of the costs relating to the development of our lemon groves.

      Other income (expense), net decreased from net income of $242,000 in 2002 to net expense of $218,000 in 2003. The 2002 amount consisted primarily of short-term rental income from a lease associated with one of our juice division plants which was nonrecurring in the 2003 period. The 2003 amount consisted primarily from the write-off of machinery and equipment at one of our Mexican subsidiaries.

      Foreign currency translation gain (loss) decreased from a net gain of $304,000 in 2002 to a net loss of $920,000 in 2003 and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars. This increased loss is the result of a stronger Mexican peso in the current period as compared to the U.S. dollar.

      Income tax expense decreased from $786,000 in 2002 to $488,000 in 2003. The 2002 amount included $512,000 of asset tax expense and $436,000 of deferred taxes which increased our valuation allowances associated with financial and tax reporting differences in Mexico, which is required in accordance with U.S. GAAP. Offset against the 2002 asset tax expense is a Mexican jobs tax credit of $162,000 associated with the increased employment at one of our Mexican subsidiaries in prior years. The 2003 period income tax expense of $488,000 consisted entirely of asset tax expense. Asset tax is an alternative minimum tax in Mexico and is calculated at 1.8% of assets less certain liabilities.

      As a result of the foregoing, we reported net losses of $4.3 million and $4.6 million in our 2002 and 2003 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Financial Position:

      At September 30, 2003, our cash and cash equivalents totaled $7.6 million, an increase of $7.2 million from year-end 2002. During the first nine months of 2003, our operating activities used cash of $3.4 million principally from our net loss of $4.6 million, net changes in our working capital components aggregating $100,000 and a reduction in our deferred Mexican statutory profit sharing liability of $1.0 million, offset by non-cash charges associated with depreciation expense, impairment of long-lived assets and disposal of property and equipment aggregating $2.4 million. Investing activities provided $13.2 million, primarily from the proceeds from the rescission of all contract rights and obligations for the growing and processing of Italian lemons and the sale of our Poza Rica juice plant. Net cash used in financing activities was $2.6 million, which was the result of net debt repayment of $2.3 million. Working capital at September 30, 2003 amounted to $61,000 as compared to our December 31, 2002 deficit of $9.7 million.

      Recent Transactions:

      In April 2003, we consummated the portion of the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of Italian lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. Through May 31, 2004, total payments received amounted to $585,000 with the remaining balance of $570,000 payable in three remaining installments in 2004 under a promissory note. On June 30, 2004, we received payment of $541,500 in full satisfaction of this obligation. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

Through May 31, 2004, of the $16.0 million proceeds, net of value added taxes, from the Coca-Cola transactions, approximately $5.3 million have been used to pay past due accounts payable, current operating expenses of our lemon groves, operating expenses of our juice and oil processing plants prior to sale, severance payments to former plant and administrative employees of the juice division, corporate expense charges, repay the Rabobank Nederland loan of $1.5 million, repay the Banamex loans of $558,000 and repayment of bridge loans to our largest shareholder, M&M Nominee of $368,000. The remaining cash of approximately $8.2 million is anticipated to be used to pay operating expenses of the lemon groves, repay FOCIR, provide working capital for our continuing operations and/or distributed to our shareholders upon a potential liquidation of the company (See Note 1 - Description of Business - Decision to Explore Strategic Alternatives.) Cash disbursements for purposes other than those associated with GISE's juice division and agricultural operations were subject to the FOCIR Agreement and required their prior approval for disbursement. Substantially all the proceeds are invested in short-term, interest bearing investment grade securities. As of September 30, 2003, principal of $4.4 million and accrued accretion of $1.7 million was owed to FOCIR. On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

      Recent Developments Impacting Liquidity and Capital Resources:

      We are experiencing significant operational and financial challenges in the near term at our ICMOSA subsidiary as a result of our working capital deficits. Our working capital deficits at September 30, 2003 at ICMOSA are approximately $4.8 million and we have been recently served with a lawsuit by one of its banks. See Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Legal Proceedings and Loss Contingencies" and "Risk Factor - Risks Relating to Our Financial Condition - One of our Mexican banks has exercised its legal rights and remedies and we may be forced to seek protection under applicable provisions of the Mexican bankruptcy code." On March 17, 2004 another one of ICMOSA's lenders exercised one of their legal remedies available under its loan agreement by charging one of ICMOSA's bank accounts for a past due installment payment of $75,000 plus accrued interest of approximately $33,000. In addition, we are actively evaluating ICMOSA's business strategy and operational model. The complexity of this evaluation is further aggravated by the significant immediate liquidity issues that must be addressed in parallel with any contemplated strategic and operational changes. In connection with this evaluation, the company has determined that ICMOSA's long-lived assets have been significantly impaired by its liquidity and business model issues and that an impairment analysis under SFAS No. 144 needs to be performed in its fourth quarter of 2003. Based on ICMOSA's projected continuing negative undiscounted operating cash flows for the foreseeable future, with no opportunities for additional debt or capital, along with limited interest by any third parties in acquiring ICMOSA for any more than the assumption of liabilities, an impairment charge of approximately $5.0 million is projected to be recorded in the company's fourth quarter of 2003.

Although our current cash balances as of May 31, 2004 at our GISE subsidiary are approximately $8.2 million, this cash was restricted by the FOCIR Agreement and required FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead. ficits and corporate overhead. On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement has not had any significant impact on our financial accounting and reporting as a result of implementation of SFAS No. 149.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through September 30, 2003, we have not issued financial instruments with characteristics of both liabilities and equity.

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

      As of September 30, 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million and $2.8 million, respectively, under secured financing agreements with Bancomext and Banorte. The loan agreement with Bancomext has not been renewed and is in default. As of September 30, 2003, accrued interest of approximately $524,000 is still outstanding. As a result of the default of the Bancomext loan, we are currently in default of the Banorte loan agreement.

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

      Although we are currently discussing loan restructuring options with Banorte, on March 17, 2004 they exercised one of their legal remedies available under the loan agreement by charging one of ICMOSA's bank accounts for a past due installment payment of $75,000 plus accrued interest of approximately $33,000.

WE ARE EXPERIENCING SIGNIFICANT LIQUIDITY PROBLEMS AT ONE OF OUR MEXICAN SUBSIDIARIES.

      We have sustained net losses in each of the last six fiscal years and in the first nine months of 2003. As of September 30, 2003, our accumulated deficit was $55.9 million, we are unable to repay two of our Mexican subsidiary's loans with principal and accrued interest totaling approximately $6.6 million under loan agreements that are in default (see above for a discussion of the lawsuit that has been recently served by one of these banks) and we are generating insufficient gross margins.

      Although our current cash balances as of May 31, 2004 at our GISE subsidiary are approximately $8.2 million, this cash was restricted by the FOCIR Agreement and required FOCIR's prior approval before such cash could be used to fund working capital deficits at our ICMOSA subsidiary or our general corporate overhead.

      On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which is currently around 6.7%. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

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

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

      We have sustained net losses in each of the last six fiscal years and in the first nine months of 2003. As of September 30, 2003 our accumulated deficit was $55.9 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to produce and market commercially acceptable products into foreign countries while reducing operating costs. Because we were not profitable in each of the last six years and during the first nine months of 2003, there can be no assurance that we will achieve a profitable level of operations in remainder of fiscal 2003 and beyond, or, if profitability is achieved that it can be sustained.

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

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS.

      We have a limited number of customers. As a result of the sale of our Sunfresh(R) brand to Del Monte during 2000 and entering into a 5-year agreement to supply a minimum quantity of chilled and canned citrus products for distribution by Del Monte under the Sunfresh(R) brand into the United States retail and wholesale club markets, sales to them represented 61.4%, 59.8%, 69.4% and 72.8%, respectively, of our three and nine months ended September 30, 2002 and 2003 consolidated net sales. In addition, we expect that more than half of our foreseeable future net sales will be dependent on Del Monte. We believe that our future success depends upon the future operating results of Del Monte with respect to the Sunfresh(R) brand and their ability to broaden the customer base of the Sunfresh(R) brand products. Although the 5-year supply agreement requires Del Monte to purchase minimum quantities of product, there can be no assurances that Del Monte will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our results of operations and financial condition. In addition, Del Monte has significant leverage and could attempt to change the terms, including pricing and volume, upon which Del Monte and we do business, thereby adversely affecting our consolidated results of operations and financial condition.

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

      On July 7, 2004, we announced that Cardinal UniMark Investors, L.P. purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF. MSIF was a member of UniMark's controlling shareholder, M & M Nominee, which owned 13,149,274 shares of the company's common stock. Madera, the other partner in M & M Nominee, retained its 2,629,855 shares of common stock. As a result of this transaction, additional Section 382 limitations will further reduce the amount of our net operating losses available each year to reduce taxable income.

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

WE HAVE BEEN UNABLE TO FILE OUR FORM 10-K ANNUAL REPORT FOR OUR FISCAL YEAR ENDED DECEMBER 31, 2003 AND OUR FORM 10-Q QUARTERLY REPORT FOR OUR FIRST QUARTER OF 2004 WITH THE SEC, AND MATERIAL INFORMATION CONCERNING OUR CURRENT OPERATING RESULTS AND FINANCIAL CONDITION IS THEREFORE UNAVAILABLE.

      We have been unable to file our annual and periodic report with the SEC for our fiscal year ended December 31, 2003 and our quarter ended March 31, 2004, and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our annual and quarterly report will become available. When it is, it may reflect changes or trends that are material to our business.

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

WE ARE DEPENDENT UPON FRUIT GROWING CONDITIONS, ACCESS AND AVAILABILITY OF WATER AND THE PRICE OF FRESH FRUIT.

      We grow grapefruit, which is used in our packaged fruit operations, and Italian lemons. Severe weather conditions, lack of water and natural disasters, such as floods, droughts, frosts, earthquakes or pestilence, may affect the supply of one or more of our products and could significantly impact the yields of our Italian lemon groves. Substantially all of our growing operations are irrigated and a lack of water has not had a materially adverse effect on our growing operations. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on the results of our operations and our financial conditions. In addition, we also source a substantial amount of our raw materials from third-party suppliers throughout various growing regions in Mexico and Texas. A crop reduction or failure in any of these fruit growing regions resulting from factors such as weather, pestilence, disease or other natural disasters could increase the cost of our raw materials or otherwise adversely affect our operations. Competitors may be affected differently depending upon their ability to obtain adequate supplies from sources in other geographic areas. If we are unable to pass along the increased raw material costs, our consolidated financial condition and results of operations could be materially adversely affected.

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

WE ARE DEPENDENT UPON OUR SENIOR MANAGEMENT TEAM.

      We rely on the business, technical expertise and experience of our senior management and certain other key employees. The loss of services of any of these individuals could have a material adverse effect on our results of operations and financial condition. We believe that our future success is also dependent upon our ability to continue to attract and retain qualified personnel in all areas of our business. No senior members of our management team are bound by non-compete agreements, and if such members were to depart and subsequently compete with us, such competition could have a material adverse effect on our consolidated results of operations and financial condition.

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

WE HAVE A SHAREHOLDER THAT HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

      M&M Nominee owned 13,149,274 shares of our common stock accounting for 62.48% of all issued and outstanding shares. On July 7, 2004, we announced that Cardinal purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF for $0.40 per share. MSIF was a member of UniMark's controlling shareholder, M & M Nominee, which owned 13,149,274 shares of the company's common stock. Madera, the other partner in M & M Nominee, retained its 2,629,855 shares of common stock. Cardinal has the contractual right to vote Madera's shares. As a result, Cardinal has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit initiatives taken by our company that are not acceptable to Cardinal.

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

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                                   Estimated
                                                                                 There-            Fair Value
                                 2003      2004     2005      2006      2007     after     Total    9/30/03
                                 ----      ----     ----      ----      ----     -----     -----    -------
Long-term   debt,   including
   current portion
     Fixed rate                 $ 19      $  --     $ --     $  --     $   --   $    --    $   19    $   19
     Average interest rate       6.9%
     Variable rate              $150      $ 300     $400     $ 700     $1,260   $ 4,356    $7,166    $7,166
     Average interest rate       4.8%       4.8%     4.8%      4.8%       4.8%     10.6%

      The scheduled maturities of long-term debt above are based on the original loan agreement maturities before reclassifications arising from defaults. At September 30, 2003, U.S. dollar denominated long-term debt amounted to $2.8 million as compared to Mexican peso denominated long-term debt of $4.4 million.

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

      With the filing of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, we will be filing approximately eight months past our extension request to November 14, 2003. This filing delay has been caused by several factors, which are as follows -

            - The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2002, by our independent public accountants was finalized on July 25, 2003 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2002 on August 12, 2003. Their quarterly review under SAS 100 of our first quarter 2003 did not commence until shortly after the completion of their audit. Filing of our Form 10-Q for our quarterly period ended June 30, 2003 was made on March 8, 2004.

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

      On September 18, 2002, an action captioned "Complaint for Avoidance of Preferential Transfers and Turnover of Property of the Estate styled Golden Gem Growers, Inc., a Reorganized Debtor and Daniel E. Dempsey, CPA, Disbursing Agent for The Estate of Golden Gem Growers, Inc., Plaintiff vs. The UniMark Group, Inc., Gisalamo S.A. de C.V., and Grupo Industrial Santa Engracia S.A. de C.V., Defendants", was filed in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, Adversary Proceeding No. 02-258. The compliant seeks recovery of $200,000 of payments made by Golden Gem prior to its filing for bankruptcy protection in September 2001. Although the ultimate resolution of this matter cannot be determined at this time, any unfavorable outcome would not have a material adverse effect on our consolidated financial condition. In March 2004 we entered into a settlement agreement with the Disbursing Agent on this matter for $5,000, which was approved by the Bankruptcy court.

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

      Subsequent to December 31, 2000, Frutalamo and certain of its shareholders initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. We have learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our consolidated financial condition or results of operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      See Note 3 to our condensed consolidated financial statements for a discussion of our noncompliance with our loan agreements with Bancomext, Banorte and FOCIR.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 -K

      (a)   Exhibits

      See "Exhibit Index" immediately following the signature page.

      (b)   Reports on Form 8-K -

            On May 28, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing management changes.

            On July 7, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing a change in its significant shareholder and the resignation of a director.

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

                                                  THE UNIMARK GROUP, INC.
                                                  -----------------------
                                                         Registrant

  Date: August 13, 2004                           /s/ Jakes Jordaan
                                                  -------------------
                                                  Jakes Jordaan, President
                                                  (Principal Executive Officer)

  Date: August 13, 2004                           /s/ R. Arturo Herrera Barre
                                                  ----------------------------
                                                  R. Arturo Herrera Barre
                                                  (Principal Executive Officer
                                                  during the Reporting Period)

  Date: August 13, 2004                           /s/David E. Ziegler
                                                  ---------------------
                                                  David E. Ziegler,
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number
------
10.64       Employment Agreement by and among The UniMark Group, Inc. and Ricardo
            Arturo Herrera Barre dated as of August 28, 2003

31.1        Certification of Chief Executive Officer Pursuant to Pursuant to Section
            302 of the Sarbanes- Oxley Act of 2002

31.2        Certification of Chief Executive Officer During Reporting Period Pursuant
            to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3        Certification of Chief Financial Officer Pursuant to Pursuant to Section
            302 of the Sarbanes- Oxley Act of 2002

32          Certification of Chief Executive Officer, Chief Executive Officer During
            Reporting Period and Chief Financial Officer Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002