Form 10-K
period 2003-12-31
UNIMARK GROUP INC
filed 2005-02-23
CIK 922712

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, OR

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

                         1425 GREENWAY DRIVE, SUITE 160
                               IRVING, TEXAS 75038
                                 (972) 518-1155

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

      As of February 18, 2005, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $4,500,466 based on the closing price of the Registrant's Common Stock on the Pink Sheets. The number of shares of the Registrant's Common Stock, par value $0.01 per share outstanding on February 23, 2005 was 21,044,828.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III of this Form 10-K incorporates certain information by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. The actual results could differ significantly and adversely from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and "Business," as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our agricultural conditions, our profitability uncertainty, general business risks, our Mexican operations, our financial condition and our common stock. Risks relating to our agricultural risks include the fact that we are dependent upon fruit growing conditions and access and availability of water; that we experience fixed costs and revenue fluctuations and uncertainty of profitability and our business is seasonal. General business risks include the fact that we are subject to risks associated in implementation of our new business strategy; that we face strong competition; that we are subject to governmental and environmental regulations; that we are dependent upon our senior management team; that we had a change in controlling shareholders during 2004 that has substantial control over our company and can affect virtually all decisions made by our shareholders and directors; and we are subject to recent legislative actions and potential new accounting pronouncements. Risks relating to our Mexican operations include the fact that we are subject to the risk of fluctuating foreign currency exchange rates and inflation; that we are subject to governmental laws that relate to ownership of rural lands in Mexico; that labor shortages and union activity could affect our ability to hire and we are dependent on the Mexican labor market; that we are subject to statutory employee profit sharing in Mexico; and that we are subject to volatile interest rates in Mexico which could increase our capital costs. Risks relating to our financial condition include the fact that we may continue to sustain losses and accumulated deficits in the future; that we may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income in the United States; that we have been unable to file our Form 10-Q quarterly reports for our first, second and third quarters of 2004 with the Securities and Exchange Commission ("SEC"), that the internal control system at one of our Mexican subsidiaries is ineffective and failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely fashion may have a negative impact on investor confidence and material information concerning our current operating results and financial condition is therefore unavailable; that if the conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected. Risks relating to our common stock include the delisting from the Over-the-Counter Bulletin Board has further reduced the liquidity and marketability of our common stock and may further depress the market price of our common stock; that "Penny Stock" regulations may impose restrictions on marketability of our stock; that our common stock price has been and may continue to be highly volatile and we face legislative actions and potential deregistration.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

SALE OF OUR JUICE AND OIL BUSINESS SEGMENT

      Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice ("FCOJ") that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment. In March 2003, we received formal offers from The Coca-Cola Export Corporation, Mexico Branch ("Coca-Cola") to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of lemons for aggregate cash payments from Coca-Cola of $16.0 million ("the Coca-Cola transaction"). In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. Effective November 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million plus value added taxes of $120,000. As a result of divestiture of all of our juice and oil processing facilities and related equipment, we no longer have a juice and oil business segment. Our new agricultural business segment consists of our lemon groves.

SALE OF OUR PACKAGED FRUIT BUSINESS SEGMENT

      On August 31, 2000, we sold to Del Monte Foods Company ("Del Monte") all of our interests in our worldwide rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, our McAllen, Texas distribution facility, including certain inventory associated with our retail and wholesale club business, and other property and equipment. Separately, we entered into a 5-year supply agreement with Del Monte under which we were contracted to produce chilled and canned citrus products for Del Monte's retail and wholesale club markets. Under the terms of the agreement, Del Monte agreed to purchase minimum quantities of our citrus products at agreed upon prices for sale in the United States. We retained the rights to our foodservice, industrial and Japanese business. Also, we were granted by Del Monte a 5-year license for the rights to the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

      On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA"). In connection with the transaction, we received at closing, cash of approximately $350,000 and an additional $600,000, less recording expenses of approximately $50,000, in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired, $3.0 million of other liabilities were transferred and the 5-year supply contract and trademark license agreements were terminated.

OUR NEW FRESH FRUIT AGRICULTURAL BUSINESS SEGMENT

      After exploring strategic alternatives, including the sale of the lemon groves, in May 2004, we adopted a new business strategy that includes the growing and marketing of fresh lemons. As such, our current business consists of the growing and marketing of our high quality branded fresh lemons.

GENERAL

      Our company, The UniMark Group, Inc., a Texas corporation, is a producer and marketer of high quality branded fruit with substantially all of its operations in Mexico. The UniMark Group, Inc. was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit grower and processor, which commenced operations in 1974, with UniMark Foods, Inc., a company that marketed and distributed products in the United States.

      Historically, we have, for operating and financial reporting purposes classified our business into two distinct business segments: packaged fruit and juice and oil. With the sales of our juice and oil division's assets and our packaged fruit business segment, our business for operating and financial reporting purposes now consists solely of our fresh lemon business (agricultural business segment). We now conduct substantially all of our operations through our Mexican operating subsidiary, Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE") and our newly-formed Delaware subsidiary, Sierra Foods, Inc. ("Sierra Foods").

      Within our packaged fruit business segment, we focused on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit business segment processed and packaged our products at three processing plants in Mexico, which were located in major fruit growing regions. We utilized independent food brokers to sell our foodservice and industrial products in the United States. Sales to our Japanese consumers were facilitated through Japanese trading companies.

PACKAGED FRUIT BUSINESS SEGMENT

      Recent Development. On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA. In connection with the transaction, we received at closing cash of approximately $350,000 and an additional $600,000, less recording expenses of approximately $50,000, in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired and the 5-year supply contract and trademark license agreements were terminated.

      The following discusses our previous operations, relationship with Del Monte and our business strategies regarding our packaged fruit business segment.

      General. In our packaged fruit business segment, we focused on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. Our packaged fruit operations produced an array of products that included refrigerated cut fruits for retail as well as foodservice sales, individually quick frozen fruits ("IQF") primarily for industrial sales in the United States as well as Japan and pasteurized canned fruits. As discussed below, our retail and wholesale club products in the United States were sold directly to Del Monte pursuant to our 5-year supply agreement and our foodservice and industrial products were typically sold through brokers or distributors. We processed and packaged our products in three plants, which were located in major fruit growing regions in Mexico.

      Our previous relationship with Del Monte. On August 31, 2000, we sold to Del Monte all of our interests in the Sunfresh(R), Fruits of Four Seasons(R) and Flavor Fresh(TM) brands, as well as related inventory in the United States and our warehouse facility in McAllen, Texas. In connection with this sale, we agreed not to sell any of our products in the United States retail and wholesale club markets distribution channel. Separately, we entered into a 5-year supply agreement in which, Del Monte agreed to purchase minimum quantities of products at agreed upon prices for sale in the United States retail and wholesale club markets. Our sales to Del Monte represented 58.6%, 63.9% and 79.5%, respectively, of our 2001, 2002 and 2003 consolidated net sales. On August 30, 2004, we sold our packaged fruit business segment to Del Monte, which included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA.

      Previous products. Previously, our principal products were derived from citrus and tropical fruits. We focused on applying our knowledge and expertise of fruit growing and processing capabilities to develop two key product categories: cut fruits and specialty food ingredients.

      Cut Fruits. Previously, our cut fruit product offerings included:

- Chilled fruit. The chilled fruit line included mango slices, red and white grapefruit sections and slices, orange slices, pineapple chunks and a variety of fruit salads. These products were packed for retail, wholesale club and foodservice customers in a variety of presentations. As of September 1, 2000, the retail and wholesale club items are marketed and sold by Del Monte in the United States under the Sunfresh(R) brand. We sold this product line in Mexico under our own brand name, Sunfruit. In early 2003, we began production of a new eight-ounce cup of fresh red grapefruit for Del Monte, which is sold under their Fruit Naturals(R) trade name.

- Canned fruit. The canned fruit line included orange and grapefruit segments, as well as citrus and tropical salads packed primarily for retail and wholesale club customers. These products were marketed and sold by Del Monte in the United States retail and wholesale club markets under the Sunfresh(R) brand.

- IQF fruit. The frozen line of fruit included melon, mango, orange, grapefruit, papaya, pineapple and various combinations of products are packed for foodservice and industrial customers.

      Specialty food ingredients. Previously, our specialty food ingredients included:

- Citrus segments. We marketed citrus sections packaged in industrial sizes to food and soft drink producers in Japan to enhance the flavor and texture of fruit juices and desserts.

- Citrus cell-sacs. We developed a unique processing method that separates cold-peeled citrus fruit into individual juice-containing cell-sacs. These cell-sac products were sold to food and soft drink producers in Japan to enhance the flavor and texture of fruit juices and desserts.

SALES AND DISTRIBUTION

      Prior to the August 30, 2004 sale to Del Monte, our sales and distribution activities were conducted as follows:

      United States Sales. As of September 1, 2000, we discontinued selling and distributing our retail and wholesale club line of products in the United States with these product lines marketed, distributed and sold exclusively by Del Monte in the United States. Under the terms of the supply agreement with Del Monte, we agreed to produce these canned and chilled citrus products for Del Monte, who agreed to purchase a minimum volume of these products at predetermined prices. The supply agreement had an initial 5-year term. At the expiration of the initial term both parties could agree to renew the agreement. Del Monte is the largest producer and distributor of processed vegetables and fruit products in the United States. Del Monte's products are sold by most retail grocers, supercenters, wholesale club stores and mass merchandisers throughout the United States.

      Foodservice and Industrial Sales. Foodservice and industrial sales, which were channels excluded from the Del Monte transaction, were managed by a small sales team based in the Dallas, Texas area. Sales to fast food chains, restaurants, hospitals and other foodservice customers were made either directly by us to end-users or through several foodservice brokers and distributors. Industrial sales consisted primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilized several independent industrial food brokers to sell our products to industrial users in the United States.

      Japanese Sales. We exported a line of pasteurized citrus products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan were facilitated through Japanese trading companies, we maintained direct relationships with our major industrial customers. An export sales manager located in Mexico City, who deals primarily with Japanese trading companies, conducted our Japanese exports.

      European Sales. Previously, we conducted a limited amount of business in Europe. As a result of recent changes in the Eurodollar in relation to the U.S. dollar and Mexican peso, which could have resulted in potential new opportunities, we looked to expand our European business in our cut fruits and specialty food ingredients product offerings.

      Mexican Sales. As part of the sale to Del Monte in August 2000, Del Monte granted us, under a 5-year license, the rights to sell the Sunfresh(R) brand in specific countries, including Mexico. Initially sales to our Mexico retail and wholesale club customers were made directly to the customer using the Sunfruit brand name. Sales to our customers in Mexico during 2003 were $276,000.

      The following table shows the amount and percentage of net sales contributed by the various distribution channels for our packaged fruit products during the previous three years:

                                                     YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------
                                            2001              2002               2003
                                      ----------------  ----------------   -----------------
                                        NET               NET              NET
                                       SALES   PERCENT   SALES   PERCENT   SALES    PERCENT
                                       -----   -------   -----   -------   -----    -------
                                                      (DOLLARS IN THOUSANDS)
Packaged Fruit:
   Retail .........................   $   138     0.5%  $   158     0.6%  $   276       1.0%
   Del Monte ......................    15,860    58.7    16,021    63.9    22,511      80.2
   Japan ..........................     7,339    27.1     5,705    22.8     3,019      10.8
   Foodservice ....................     2,135     7.9     1,846     7.4     2,069       7.4
   Industrial and other ...........     1,560     5.8     1,339     5.3       183       0.6
                                      -------   -----   -------   -----   -------     -----
           Total ..................   $27,032   100.0%  $25,069   100.0%  $28,058     100.0%
                                      =======   =====   =======   =====   =======     =====

      Retail sales. Prior to the Del Monte transaction in 2000, we marketed our products to over 200 regional and national supermarket chains and wholesalers throughout the United States. In conjunction with our own national sales force, we utilized over 50 independent food brokers and distributors to sell our products.

      Effective September 1, 2000, as part of the Del Monte transaction, we entered into a 5-year supply agreement pursuant to which we produced and sold to Del Monte, for the retail and wholesale club markets, chilled and canned citrus products. Average selling prices under the Del Monte supply agreement were significantly less than those previously charged to the national supermarket chains. This was the result of our elimination of substantially all our United States costs from future periods that were associated with sales and marketing, distribution, accounting functions, interest expense and headcount.

      Japanese sales. We exported a line of frozen and pasteurized citrus products and juice-containing citrus cell-sac products to Japan for use in the food and beverage industries. Although sales to industrial customers in Japan were facilitated through Japanese trading companies, we maintained direct relationships with our industrial customers.

      Foodservice sales. Our sales to national restaurant chains, restaurants, hospitals and other foodservice customers were made either directly to or through a limited number of foodservice distributors or by our foodservice sales force.

      On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA.

      Industrial and other sales. Industrial and other sales consist primarily of IQF sales to industrial users in the United States for re-packing or further processing. We utilized several independent industrial food brokers to sell our products to industrial users in the United States.

      Distribution. We operated our own trucking fleet to transport finished packaged fruit products from our Mexican manufacturing facilities to Del Monte's distribution center and other cold storage facilities in McAllen, Texas. Products exported to Europe and Japan were shipped directly from Mexico.

PROCUREMENT

      Previously, substantial quantities of the fruit we processed were purchased from third parties. However, our Mexico grapefruit growing operations previously supplied a significant amount of our grapefruit requirements. In addition, we previously purchased grapefruit from growers in the Texas Rio Grande Valley for processing at our former Mexican facilities. Substantially all of the mangos, oranges and melons used in our operations were purchased from third-party growers throughout Mexico.

PROCESSING

      Upon arrival at our Mexico processing plants, fruit was inspected and washed. On the production line, the fruit was peeled and cut into various presentations (slices, sections, chunks and balls). Following this process, some fruits were further processed into juice-containing cell-sacs. In addition, some processed fruits were frozen utilizing our IQF process. Other processed fruits were transferred directly into bulk storage or final product packaging (jars and cans). After further processing, the juice-containing cell-sacs were canned while the frozen products were packaged into plastic bags or trays. Our ICMOSA plant was our primary plant and served as the hub for our other two Mexican processing plants. All of our products were labeled and packaged for final shipment at each of our plants.

DISCONTINUED JUICE AND OIL BUSINESS SEGMENT

      Recent Developments. Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment.

      In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of lemons for aggregate cash payments from Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million. Effective November 2003, we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million plus value added taxes of $120,000. As a result of divestiture of all of our juice and oil processing facilities and related equipment, our juice and oil business segment has been discontinued. In August 2004, we began marketing our lemons in the fresh markets of the United States.

OUR NEW AGRICULTURAL BUSINESS SEGMENT

BACKGROUND

      In 1998, we entered into a twenty-year Supply Agreement with an affiliate of The Coca-Cola Company ("Coca-Cola") for the development of an 8,650 acre lemon project. Pursuant to the terms of this agreement, Coca-Cola was obligated to purchase all of the production from the project at pre-determined prices and provide us, free of charge, with the necessary lemon seedlings.

      Our planting program began in November 1996. Our groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the supply contract, Coca-Cola provided us, free of charge with approximately 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. Also, we operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees.

      In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind the contract rights pertaining to the lemon project for aggregate cash payments from Coca-Cola to us of $16.0 million. In connection with the Coca-Cola transaction, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. In October 2004, we commenced actively cultivating the plantings that were abandoned in 2003.

      In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million. In this regard, we retained our lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrial processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

OUR GROVES

      Our two lemon groves, "El Cielo" and "Flor de Maria," are nestled in the foothills of the Sierra Madre Oriental Mountains in northeast Mexico. The locations of the groves were determined based upon the favorable climatic and citriculture considerations of the region. The groves span approximately 7,100 acres.

STRATEGY

      We believe that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offer significant opportunities to grow high quality fresh fruit in a cost-effective manner. In this regard, our strategic objective is to become a significant multi-national grower and marketer of high quality branded fresh fruit. To achieve these objectives, the key elements of our growth and operating strategies are as follows:

      - Quality and consistency of our products through vertical integration and scientific farming practices. We intend to continually investigate and experiment to develop enhanced citricultural practices in order to improve the yields of our groves and the quality of fruit it produces.

      - Growth through leveraging our lemon platform into complimentary product lines. Once we have established a proven distribution channel for our fresh lemons, we intend to procure and market complimentary fresh produce.

      - Develop a brand to allow for the recognition of our quality products and services by the major grocery chains and food service distributors; and

      - Develop a global sourcing and logistics network to provide customers high quality fresh produce.

      Grove Production Cycle. Our grove production cycle begins each year in December, after completion of the harvest. From December through June our trees will be pruned and cultivated. Irrigation systems and other grove components will be repaired or refurbished. Herbicides are applied as needed until harvest. Necessary applications of pesticides begin in the winter and continue until harvest. Our fertilization program is tailored to meet the specific demands of each particular lot in each of the groves. Grafting and planting also generally take place in the first four months of the year. Depending on the rate at which fruit ripens, next year's harvest is anticipated to begin in early July and should be completed by the end of December.

      Picking and Pre-Selection. In 2004, we commenced picking our lemons for the fresh market in late July. Fruit is selected for picking by size and color, harvested by hand, and placed into field containers. The full containers are then transported to the drenching area at the groves to be washed, cleaned and run through a custom designed water-drenching system.

      Packing. Presently, we outsource our packing operations. We entered into a one-year agreement with Heald's Valley Farms of Edinburg, Texas to pack our lemons in compliance with high quality control and food safety standards. At the packinghouse the lemons are de-greened, re-washed, cleaned, waxed and dried for final packing. The fruit is separated into grades by color and blemish grade. Final check graders monitor the accuracy of the separations before the fruit is sized, packed and palletized for sale.

      Sales and Marketing. Our lemon sales are made either directly to or through a limited number of produce brokers and distributors.

EMPLOYEES

      As of January 1, 2005, we employed approximately 50 permanent and 90 seasonal farm workers in our lemon groves. In addition, during the harvest season we employ up to 500 seasonal farm workers. All Mexican companies, including ours, are required to pay their permanent employees, in addition to their agreed compensation benefits, statutory profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not had to pay any statutory profit sharing. None of our employees are represented by labor unions. Our corporate office is located in the Dallas, Texas area and consists of seven full time employees.

ITEM 2. PROPERTIES

PACKAGED FRUIT BUSINESS SEGMENT GROVES

      To ensure the availability of the highest quality raw materials, we owned or operated several citrus groves in Mexico. We believed that Mexico's favorable climate and soil conditions, coupled with competitive labor and land costs, offered significant opportunities to grow high quality fruits in a cost-effective manner. Previously, a large portion of our raw materials were provided by growers under various arrangements, including operating agreements and individual fixed price contracts. The following table sets forth the various agricultural groves associated with the packaged fruit operations prior to the sale to Del Monte on August 30, 2004:

                                                                                 PROPERTY
           NAME                    LOCATION         ACREAGE        CROP          INTEREST
           ----                    --------         -------        ----          --------
Loma Bonita Grove...........  Loma Bonita,
                              Oaxaca, Mexico       190 acres  White grapefruit    Leased

Villa Azueta I Grove........  Villa Azueta,

                              Veracruz, Mexico     84 acres   None                Leased

Villa Azueta II Grove.......  Villa Azueta,

                              Veracruz, Mexico     216 acres  None                Owned

Azteca Grove................  Montemorelos,                   White and rio red
                              Nuevo Leon, Mexico   144 acres  grapefruit          Leased

Las Tunas Grove.............  Isla,                           White and pink
                              Veracruz, Mexico     120 acres  grapefruit          Leased

PACKAGED FRUIT BUSINESS SEGMENT FACILITIES

      The following table sets forth the principal processing facilities that were associated with our packaged fruit business segment prior to the sale to Del Monte on August 30, 2004:

                                                              APPROXIMATE
                                                                SQUARE
           PLANT                     PLANT LOCATION             FOOTAGE     INTEREST
           -----                     --------------           -----------   --------
ICMOSA Plant.................  Montemorelos, Nuevo Leon,         80,000      Owned
                               Mexico
IHMSA Plant..................  Montemorelos, Nuevo Leon,         40,000      Leased
                               Mexico
Puebla Plant.................  Tlatlauquipec, Puebla, Mexico     50,000      Owned

LEMON GROVES

      As of December 31, 2003, our lemon groves consisted of the following:

         GROVE                 GROVE LOCATION        HECTARES (1)  ACREAGE (1)  INTEREST
         -----                 --------------        ------------  -----------  --------
El Cielo Grove ...........  Gomez Farias,
                            Tamaulipas, Mexico             725        1,791      Owned
Flor de Maria Grove.......  Cd. Valles,
                            San Luis Potosi, Mexico      2,146        5,301     Leased (2)

(1) One hectare equals approximately 2.47 acres.

(2) The Flor de Maria grove lease is a 30-year land lease. The property rights associated with the lease were acquired in 1999 from a group of local Mexican landowners, whom acquired the land under the "Ejido" system of land ownership. The lease and purchase price of approximately $1.9 million were prepaid. In late 2001, we formally entered into the 30-year lease agreement with the landowners. Although we are currently in the process of transitioning the lease into a land purchase, we are amortizing the cost over the remaining life of the lease. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos).

ITEM 3. LEGAL PROCEEDINGS

      As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges, which were associated with our discontinued juice and oil business segment.

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

      In addition to the matter described above, from time to time our company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our company, based on the consultation with legal counsel, is of the opinion that there are no matters pending or threatening which could have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock was quoted on the Over-the-Counter Pink Sheets under the symbol "UNMG.PK." The following table sets forth, for the periods indicated, the high and low sale prices as reported on The Nasdaq National Market, Over-the-Counter Bulletin Board and Pink Sheets over the past two years.

                                                           HIGH(1)  LOW(1)
                                                           -------  ------
Year ended December 31, 2002:
    First Quarter.......................................    0.550   0.340
    Second Quarter......................................    0.620   0.320
    Third Quarter.......................................    0.590   0.330
    Fourth Quarter......................................    0.550   0.220
Year ended December 31, 2003:
    First Quarter.......................................    0.480   0.450
    Second Quarter......................................    0.330   0.330
    Third Quarter.......................................    0.160   0.160
    Fourth Quarter......................................    0.240   0.240

(1) The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. Effective at the opening of business on March 15, 2001, our common stock began trading on the Over-the-Counter Bulletin Board under the symbol "UNMG.OB." Prior to March 15, 2001 our common stock was traded on The Nasdaq National Market under the symbol "UNMG." On May 29, 2003, our common stock began trading on the Over-the-Counter Bulletin Board Pink Sheets under the symbol "UNMG.PK." On February 18, 2005, the last reported sale price for our common stock was $0.57. As of February 1, 2005 there were approximately 100 shareholders of record of our common stock and approximately 1,000 beneficial shareholders.

      We have not paid any cash dividends since inception. There can be no assurance that dividends will ever be paid. Any future determination as to payment of dividends will depend upon our financial condition, results of operations and such other factors, as our Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth, for the periods and at the dates indicated, our selected historical consolidated financial data. The selected historical consolidated financial data has been derived from the historical consolidated financial statements and in the case of the fiscal years ended December 31, 2001, 2002 and 2003, should be read in conjunction with such financial statements and the notes thereto included elsewhere herein. Our consolidated operations data for all years presented differ from those previously reported due to the classification of our juice and oil business segment as discontinued operations in 2003.

                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   1999      2000        2001      2002       2003
                                                 --------   --------   ---------  --------  --------
                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED OPERATIONS DATA

Net sales.....................................   $54,070    $32,528    $27,032    $25,069   $28,316
Gross profit..................................     7,937      2,238        636        556     1,351
Impairment of long-lived assets...............        --         --         --      2,516     5,243
Loss from operations..........................    (7,253)    (8,756)    (3,143)    (5,045)   (6,018)
Loss from continuing operations...............   (10,691)    (7,026)    (2,417)    (6,391)   (8,303)
Loss from discontinued operations.............    (2,305)    (4,337)    (6,348)    (1,551)   (1,644)
Net loss......................................   (12,996)   (11,363)    (8,765)    (7,942)   (9,947)
Basic and diluted loss per share:
   Continuing operations                           (0.80)     (0.51)     (0.14)     (0.31)    (0.39)
   Discontinued operations                         (0.17)     (0.31)     (0.36)     (0.07)    (0.08)
                                                 -------    -------    -------    -------   -------
                                                   (0.97)     (0.82)     (0.50)     (0.38)    (0.47)
                                                 -------    -------    -------    -------   -------
Basic and diluted weighted average shares.....    13,462     13,938     17,618     21,045    21,045

CONSOLIDATED BALANCE SHEET DATA

Current assets................................    30,591     18,964     17,713      8,027    17,246
Current liabilities...........................    35,454     27,423     15,547     17,679    13,833
Working capital (deficit).....................    (4,863)    (8,459)     2,166     (9,652)    3,413
Total assets..................................    82,352     63,202     50,412     42,775    27,481
Short-term and current portion of long-term
debt .........................................    17,384     11,114      5,063        128        12
Short and long-term debt in default...........        --         --         --      6,510     6,235
Long-term debt................................     5,309      5,005      6,851      4,622     4,199
Total debt....................................    22,693     16,119     11,914     11,260    10,446
Accumulated deficit...........................   (23,214)   (34,577)   (43,342)   (51,284)  (61,231)
Total shareholders' equity....................    40,691     29,328     25,539     17,597     7,650

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      Our business has changed dramatically. We have sold our juice and oil assets as well as our packaged fruit business. See Item 1 - "Recent Developments
- Sale of our juice and oil business segment and sale of our packaged fruit business segment and our new fresh fruit business segment."

      All costs incurred to plant and maintain our lemon orchards were capitalized and deferred through March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of lemons in April 2003, these deferred and capitalized orchard development costs were reduced by the $12.5 million sale proceeds, and all remaining costs are being depreciated over their estimated useful lives commencing in the second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

INTRODUCTION

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, the "Selected Financial Data" and the "Risk Factors" included elsewhere in this Item 7.

CONVERSION TO U.S. GAAP

      We conduct substantially all of our operations through our operating Mexican subsidiaries. ICMOSA was a Mexican corporation whose principal activities consisted of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation whose principal activities were the operation of two citrus juice and oil processing plants, as well as currently managing our lemon groves. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries financial statements have been converted to United States generally accepted accounting principles ("U.S. GAAP") and U.S. dollars.

      On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA.

      Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of the company and its subsidiaries is the U.S. dollar.

CRITICAL ACCOUNTING POLICIES

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, which results in forming the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with our customers is considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer's inability to meet their financial obligations to us, a specific reserve is provided to reduce the receivable to the amount expected to be collected. Historically, we do not provide a general reserve.

IMPAIRMENT OF LONG-LIVED ASSETS

      Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), which requires our management to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Prior to January 1, 2002, management determined whether any long-lived assets had been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount. In that event, we recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. Changes in our projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on the consolidated financial statements.

INCOME TAXES

      Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through December 31, 2003 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

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

RESULTS OF OPERATIONS

      The following table sets forth certain consolidated financial data expressed as a percentage of net sales for the periods indicated. The financial information and discussion below should be read in conjunction with the accompanying consolidated statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In November 2003, with the divesture of our Victoria juice and oil plant, the company discontinued any further operating activities related to our juice and oil business segment. Accordingly, our consolidated statements of operations include the results of operations of our juice and oil business segment in discontinued operations for all periods presented. In addition, as a result of the sale of our packaged fruit business segment in August 2004, these operations also qualify as discontinued operations as they result in the entire business of our packaged fruit business segment and will be reclassified as discontinued operations in our third quarter 2004 consolidated financial statements and have been presented on a pro forma basis (unaudited) in Note 14 of the consolidated financial statements.

                                                          YEARS ENDED DECEMBER 31,
                                                         -------------------------
                                                         2001      2002       2003
                                                         ----      -----      ----
Net sales ............................................   100.0%    100.0%    100.0%
Cost of products sold ................................    97.6      97.8      95.2
                                                         -----     -----     -----
Gross profit .........................................     2.4       2.2       4.8
Selling, general and administrative expenses .........    14.0      12.3       7.5
Impairment of long-lived assets ......................      --      10.0      18.5
                                                         -----     -----     -----
Loss from operations .................................   (11.6)    (20.1)    (21.2)
Other income (expense):
  Interest expense ...................................    (3.4)     (1.6)     (3.6)
  Other income (expense), net ........................    (0.5)      0.6      (1.2)
  Gain on forgiveness of debt ........................    10.6        --        --
  Foreign currency translation gain (loss) ...........     0.5      (2.3)     (1.0)
                                                         -----     -----     -----
                                                           7.2      (3.3)     (5.8)
                                                         -----     -----     -----
Loss from continuing operations before income taxes ..    (4.4)    (23.4)    (27.0)
Income tax expense ...................................     4.5       2.1       2.3
                                                         -----     -----     -----
Loss from continuing operations ......................    (8.9)    (25.5)    (29.3)
Loss from discontinued operations, net of income tax..   (23.5)     (6.2)     (5.8)
                                                         -----     -----     -----
Net loss .............................................   (32.4)%   (31.7)%   (35.1)%
                                                         =====     =====     =====

YEAR ENDED 2003 COMPARED TO YEAR ENDED 2002

CONTINUING OPERATIONS

NET SALES

      Net sales consist of packaged fruit and lemons. Packaged fruit sales increased $3.0 million from $25.1 million in 2002 to $28.1 million in 2003, or 12.0%. This sales increase was primarily caused by an increase in sales to Del Monte of $6.5 million from $16.0 million in 2002 to $22.5 million in 2003, or 40.6% and was offset by decreases of 47.4 % in our Japanese sales from $5.7 million in 2002 to $3.0 million in 2003 and a decrease of 31.2% in foodservice and industrial sales from $3.2 million in 2002 to $2.2 million in 2003. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was attributable to the timing of our production schedule for our citrus products sold to Del Monte, increased demand and the introduction in early 2003 of their new eight ounce cup of fresh red grapefruit, which is sold under their Fruit Naturals(R) trade name. The decrease in our foodservice sales in 2002 was impacted by our decision in 2000 to reduce product line and product offerings and a decrease in our sales of industrial products. The decrease in our sales to Japan was caused by reduced demand in 2003 from the Japanese trading companies that purchase our citrus products compared to the prior year.

      Lemon sales amounted to $258,000 in 2003 compared to no sales in 2002 and were insignificant.

GROSS PROFIT

      Gross profit on our packaged fruit sales increased from 2.2% in 2002 to 9.5% in 2003. The gross margin increase was impacted on a positive basis through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2002 period. The 2002 period was negatively impacted by a non-cash inventory write-down of $1.1 million associated with our pineapple growing operations, which reduced our 2002 gross margin by 4.4%, as a result of competitive conditions and our decision to discontinue these growing operations.

      Gross loss on our agricultural business segment for 2003 was $1.3 million. Effective April 2003 with the consummation of the Coca-Cola transaction, we started expensing all costs associated with our lemon groves. Accordingly, this loss represents our orchard operating expenses expensed in 2003, offset by minimal sales.

      Overall, gross profit as a percentage of net sales increased from 2.2% in 2002 to 4.8% in 2003 due to improved margins in our packaged fruit business segment, but offset by expensing our orchard operating expenses commencing in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $1.0 million from $3.1 million in 2002 to $2.1 million in 2003, or 32.3%. This reduction consisted primarily in gains of approximately $1.4 million in 2003 as compared to $200,000 in 2002, recognized from the reversal of previously recorded Mexican deferred profit sharing expenses, as required under generally accepted accounting principles.

IMPAIRMENT OF LONG-LIVED ASSETS

      Impairment of long-lived assets charge of $5.2 million in 2003 represented non-cash charges related to our packaged fruit business segment. These charges resulted from the writing down of certain long-lived assets associated with our pineapple growing operations to estimated value and in our company's decision to explore strategic alternatives for our ICMOSA subsidiary that resulted in the write-down in certain of its long-lived assets by approximately $5.0 million in our fourth quarter of 2003. The 2002 impairment charge of $2.5 million resulted from the non-cash write-down of previously recorded goodwill associated with our lemon groves.

INTEREST EXPENSE

      Interest expense increased $635,000 from $393,000 in 2002 to $1.0 million in 2003, or 161.6% due to interest expense on the Bancomext debt recognized at the default rate, which is payable at twice the stated rate associated with the unpaid notes and expensing the accreted interest on the Fondo de Capitalizacion e Inversion del Sector Rural ("FOCIR") debt which had previously been deferred as part of the costs relating to the development of our lemon groves.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net decreased from net income of $146,000 in 2002 to a net expense of $338,000 in 2003. Both years consist primarily of miscellaneous non-operating income and expense items.

FOREIGN CURRENCY TRANSLATION LOSS

      Foreign currency translation loss, which decreased from a net loss of $581,000 in 2002 to a net loss of $269,000 in 2003, results primarily from the re-measurement of our foreign subsidiary's financial statements to U.S. dollars.

INCOME TAX EXPENSE

      Income tax expense increased by $124,000 from $518,000 in 2002 to $650,000 in 2003 and consists entirely of asset tax expense. Under Mexican tax laws, our Mexican subsidiaries are required to pay annually an asset tax, which is an alternative minimum tax if the asset tax calculation is greater than income taxes payable for the year and is calculated at 1.8% of assets, less certain liabilities.

LOSS FROM CONTINUING OPERATIONS

      As a result of the factors noted above, we reported losses from continuing operations of $6.4 million in 2002 and $8.3 million in 2003.

LOSS FROM DISCONTINUED OPERATIONS

      During the fourth quarter of 2003 we discontinued any further operating activities related to our juice and oil business segment, which was no longer considered part of the company's strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of our juice and oil business segment as discontinued operations in our consolidated statements of operations. As a result, we reported losses from discontinued operations of $1.6 million in 2002 and 2003.

NET LOSS

      As a result of the foregoing, we reported net losses of $7.9 million in 2002 and $9.9 million in 2003.

YEAR ENDED 2002 COMPARED TO YEAR ENDED 2001

CONTINUING OPERATIONS

NET SALES

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

GROSS PROFIT

      Gross profit on packaged fruit sales decreased slightly from 2.4% in 2001 to 2.2% in 2002. The gross margin reduction in the current period was impacted on a positive basis through aggressive cost cutting, favorable fruit purchasing and improved plant efficiencies over the 2001 period, but was negatively impacted by a non-cash inventory write-down of $1.1 million, which reduced gross margin by 4.4%, as a result of our decision to discontinue our pineapple growing operations. In addition, a significant amount of our Mexican operating and manufacturing costs associated with our packaged fruit operations are peso-based. These peso-based costs include labor, energy and utilities and raw materials. Generally, these costs increase in relation to the Mexican inflation rate, which for 2002 has been approximately 5.7%. In addition, over the past several years, the Mexican peso has strengthened slightly against the U.S. dollar. Since our sales to Del Monte and our Japanese customers are based in U.S. dollars, the increases in our manufacturing costs resulting from Mexican inflation and the slight strengthening of the Mexican peso relative to the U.S. dollar have negatively impacted our gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased $700,000 from $3.8 million in 2001 to $3.1 million in 2002, or 18.4%. This significant improvement was due to reduced selling, general and administrative expenses at our packaged fruit business segment and those associated with being a publicly held company. We anticipate that compliance with the Sarbanes-Oxley Act of 2002 will increase the associated costs with being a publicly held company.

IMPAIRMENT OF LONG-LIVED ASSETS

      Impairment of long-lived assets charge of $2.5 million in 2002 resulted from the non-cash write-down of previously recorded goodwill associated with our lemon groves.

INTEREST EXPENSE

      Interest expense decreased $529,000 from $922,000 in 2001 to $393,000 in 2002, or 57.4%. This decrease was primarily the result of interest expense reductions resulting from the elimination of interest expense associated with the settlement of debt with a Mexican bank in 2001 and the capitalization of interest costs associated with our Lemon Project. As of December 31, 2002 our total outstanding debt was $13.3 million compared to $14.5 million at December 31, 2001.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net increased from a net expense of $129,000 in 2001 to net income of $146,000 in 2002. Both years consist primarily of miscellaneous non-operating income and expense items.

GAIN ON FORGIVENESS OF DEBT

      Gain on forgiveness of debt of $2.9 million in 2001 represents the agreement reached in June 2001, with a Mexican bank on the settlement of approximately $4.7 million of outstanding principal and accrued interest for $1.8 million.

FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

      Foreign currency translation gain (loss), which decreased from a net gain of $140,000 in 2001 to a net loss of $581,000 in 2002, results from the re-measurement of our foreign subsidiary's financial statements to U.S. dollars.

INCOME TAX EXPENSE

      Income tax expense decreased $715,000 from $1.2 million in 2001 to $518,000 in 2002. This decrease is due primarily to permanent differences between book income, or loss, reported in Mexico (as stated in U.S. dollars and in accordance with U.S. GAAP) on the one hand and Mexican taxable income, or loss, calculated in Mexican pesos according to Mexican income tax laws on the other hand. In addition, in accordance with U.S. GAAP, valuation allowances, which have been provided for net operating losses generated in Mexico and in the U.S., are reviewed periodically by management for reasonableness. As a result of this review, these valuation allowances were increased in each year based on expiration dates of our net operating loss and asset tax credit carryforwards in Mexico.

LOSS FROM CONTINUING OPERATIONS

      As a result of the factors noted above, we reported losses from continuing operations of $2.4 million in 2001 and $6.4 million in 2002.

LOSS FROM DISCONTINUED OPERATIONS

      During the fourth quarter of 2003 we discontinued any further operating activities related to our juice and oil business segment, which was no longer considered part of the company's strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of our juice and oil business segment as discontinued operations in our consolidated statements of operations. As a result, we reported losses from discontinued operations of $6.3 million in 2001 and $1.6 million in 2002, which included impairment of long-lived asset charges of $557,000 and $3.2 million, respectively.

NET LOSS

      As a result of the foregoing, we reported net losses of $8.8 million in 2001 and $7.9 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position:

      At December 31, 2003, our cash and cash equivalents totaled $10.6 million, an increase of $10.2 million from year-end 2002. During 2003, our operating activities used cash of $1.2 million principally from our net loss of $8.3 million, a reduction in our deferred Mexican statutory profit sharing liability of $1.4 million, offset by non-cash charges associated with depreciation expense, impairment of long-lived assets and disposal of property and equipment aggregating $7.1 million. Investing activities provided $12.6 million, primarily from the proceeds generated from the rescission of all contract rights and obligations for the growing and processing of lemons. Net cash used in financing activities was $814,000, which was the result of net reductions in short and long term debt. Working capital at December 31, 2003 amounted to $3.4 million as compared to a deficit of $9.7 million at December 31, 2002.

Recent Transactions:

      In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. On June 30, 2004, we received payment of $541,500 in full satisfaction of this obligation. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes.

      On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.1 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation ("CETES"), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

      On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA. In connection with the transaction, we received at closing cash of approximately $350,000 and an additional $600,000, less recording expenses of approximately $50,000, in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired, $3.1 million of other liabilities were transferred and the 5-year supply contract and trademark license agreements were terminated.

      Off- Balance Sheet Arrangements:

      As of December 31, 2003, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

      Contractual Obligations:

      The following is a summary of our contractual obligations at December 31, 2003 (In thousands):

                                                        PAYMENTS DUE BY PERIOD
                                                        ----------------------
                                                  LESS THAN    BETWEEN    BETWEEN    AFTER
      CONTRACTUAL OBLIGATIONS             TOTAL     1 YEAR    2-3 YEARS  4-5 YEARS  5 YEARS
      -----------------------             -----   ---------   ---------  ---------  -------
FOCIR long-term debt ..................   $4,199   $   --      $  630      $1,365    $2,204
Long-term debt in default .............    2,735    2,735          --          --        --
Capital lease .........................       12       12          --          --        --
Deferred Mexican profit sharing .......       23       --          23          --        --
Other long-term liability .............    1,776       --          --          --     1,776
                                          ------   ------      ------      ------    ------
Total contractual cash obligations ....   $8,745   $2,747      $  653      $1,365    $3,980
                                          ======   ======      ======      ======    ======

      On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (Other long-term liability) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The above maturity dates have been adjusted to reflect the restructuring.

      On August 30, 2004, we sold our packaged fruit business segment to Del Monte. As part of the transaction, the long-term debt in default was transferred and retired.

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this statement has not had any significant impact on our financial accounting and reporting.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through December 31, 2003, we have not issued financial instruments with characteristics of both liabilities and equity.

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

                               AGRICULTURAL RISKS

WE ARE DEPENDENT UPON FRUIT GROWING CONDITIONS, ACCESS AND AVAILABILITY OF
WATER.

      Lemon production is subject to many risks common to agriculture that can materially and adversely affect the quality and quantity of lemons produced. These hazards include, among other things, adverse weather conditions, such as drought, frost, excessive rain, excessive heat or prolonged periods of cold weather, lack of water and natural disasters, such as hurricanes, floods, droughts, frosts, earthquakes or pestilence. The conditions may affect the supply and could significantly impact the yields of our groves. These conditions can materially and adversely affect the quality and quantity of lemons produced by the company and its profitability. Our orchards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill lemon trees. To the extent a lemon producer's properties are geographically concentrated; the effects of local weather can be material. Our two groves spread over a distance of approximately 60 miles in northeast Mexico. Accordingly, adverse weather in the future could affect a substantial portion of the company's groves in any year and have a material adverse effect on the company's business, financial condition and results of operations.

      Substantially all of our lemon grows are irrigated and a lack of water has not had a materially adverse effect on our growing operations. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on the results of our operations and our financial conditions.

WE EXPERIENCE FIXED COSTS AND REVENUE FLUCTUATIONS AND UNCERTAINTY OF PROFITABILITY.

      Our annual farming costs are incurred throughout the year preceding harvest and are relatively fixed. Revenues from lemon sales are not realized until harvest and vary depending upon yields and changing market prices. Grove productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time. Furthermore, lemon prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future. Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower lemon prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

WE HAVE A SEASONAL BUSINESS.

      We have a seasonal business. We anticipate harvesting and selling our lemons during the summer and fall. Our management believes that our quarterly consolidated operating results will continue to be impacted by this pattern of seasonality.

                              GENERAL BUSINESS RISK

WE ARE SUBJECT TO RISKS ASSOCIATED IN IMPLEMENTATION OF OUR NEW BUSINESS
STRATEGY.

      As a company with an unproven business strategy, our limited history of fresh fruit operations makes an evaluation of our business and prospects difficult. We have had a limited operating history for our new fresh fruit business. We may not be able to achieve profitability or revenue growth in the future.

WE FACE STRONG COMPETITION.

      We operate in a highly competitive market. The fresh lemon market, in which we compete, is highly competitive with respect to price and quality. We face direct competition from Sunkist Growers, Inc., ("Sunkist"), a cooperative of United States citrus growers. Sunkist has substantially greater financial, marketing, personnel and other resources than we do. In addition, we face competition from foreign producers particularly from Chile, Spain and other Mexican growers.

WE ARE SUBJECT TO GOVERNMENTAL AND ENVIRONMENTAL REGULATIONS.

      We are subject to numerous domestic and foreign governmental and environmental laws and regulations as a result of our agricultural activities.

      The Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency and other federal and state regulatory agencies in the United States extensively regulate our activities in the United States. The manufacturing, processing, packing, storage, distribution and labeling of food products are subject to extensive regulations enforced by, among others, the FDA and to inspection by the USDA and other federal, state, local agencies. Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements and under "Good Manufacturing Practices" with respect to production processes. We believe that our products satisfy, and any new products will satisfy all applicable regulations and that all of the ingredients used in our products are "Generally Recognized as Safe" by the FDA for the intended purposes for which they will be used. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our consolidated results of operations and financial condition.

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

WE HAD A CHANGE IN CONTROLLING SHAREHOLDERS DURING 2004. SUCH SHAREHOLDER HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR SHAREHOLDERS AND DIRECTORS.

      M&M Nominee LLC ("M&M Nominee") owned 13,149,274 shares of our common stock accounting for 62.48% of all issued and outstanding shares. On July 7, 2004, we announced that Cardinal UniMark Investors, LP, ("Cardinal"), purchased 10,519,419 shares of UniMark common stock in a private transaction from Mexico Strategic Investment Fund Ltd., ("MSIF") for $0.40 per share. MSIF was a member of UniMark's controlling shareholder, M&M Nominee. Madera LLC ("Madera"), the other partner in M&M Nominee, retained its 2,629,855 shares of common stock. Cardinal has the contractual right to vote Madera's shares. As a result, Cardinal has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit initiatives taken by our company that are not acceptable to Cardinal.

WE ARE SUBJECT TO RECENT LEGISLATIVE ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS.

      In order to comply with the provisions of the Sarbanes-Oxley Act of 2002 and proposed accounting changes by the SEC, we may be required to increase or modify our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause our general and administrative costs to increase. Proposed changes in accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could potentially increase the expenses we report under United States Generally Accepted Accounting Practices and could adversely affect our operating results.

                    RISKS RELATING TO OUR MEXICAN OPERATIONS

WE ARE SUBJECT TO THE RISK OF FLUCTUATING FOREIGN CURRENCY EXCHANGE RATES AND INFLATION.

      We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. We have a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan with FOCIR. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of our Mexican subsidiaries financial statements. Since the assets and liabilities therein are peso denominated, a falling peso results in a translation loss to the extent there are net peso assets or a translation gain to the extent there are net peso liabilities.

WE ARE SUBJECT TO GOVERNMENTAL LAWS THAT RELATE TO OWNERSHIP OF RURAL LANDS IN MEXICO.

      We own or lease, on a long-term basis, approximately 7,100 acres of rural land in Mexico, which are used primarily for growing our lemons. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities. Although we have not experienced any legal disputes with respect to our land ownership, we are transitioning, pursuant to the terms of an existing agreement with an "Ejido" system of land ownership, approximately 5,300 acres of land from a 30-year lease to a land purchase. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos).

LABOR SHORTAGES AND UNION ACTIVITY COULD AFFECT OUR ABILITY TO HIRE AND WE ARE DEPENDENT ON THE MEXICAN LABOR MARKET.

      We are heavily dependent upon the availability of a large labor force to harvest and work our lemon groves. If it becomes necessary to pay more to attract labor, our labor costs will increase.

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

WE ARE SUBJECT TO VOLATILE INTEREST RATES IN MEXICO, WHICH COULD INCREASE OUR CAPITAL COSTS.

      We are subject to volatile interest rates in Mexico. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. High interest rates restrict the availability and raise the cost of capital for our Mexican subsidiaries and for growers and other Mexican parties with whom we do business, both for borrowings denominated in pesos and for borrowings denominated in U.S. dollars. As a result, costs of operations in Mexico could be higher.

                    RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATED DEFICITS IN THE FUTURE.

      We have sustained net losses in each of the last seven fiscal years. As of December 31, 2003 our accumulated deficit was $61.2 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to successfully execute our new business strategy to produce and market fresh lemons. Because we were not profitable in each of the last seven years, there can be no assurance that we will achieve a profitable level of operations in fiscal 2004 and beyond, or, if profitability is achieved that it can be sustained.

WE MAY LOSE OUR NET OPERATING LOSS CARRYFORWARDS, WHICH COULD PREVENT US FROM OFFSETTING FUTURE TAXABLE INCOME IN THE UNITED STATES.

      In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, purchased an additional 6,849,315 shares of our common stock increasing their ownership from 45.2% to 62.48%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss carryforwards where changes occur in the stock ownership of a company. As a result, this limitation could allow us to use only a portion of our pre-change net operating loss carryforwards, which amounted to $17.7 million at December 31, 2003, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we were allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire.

      On July 7, 2004, we announced that Cardinal purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF. MSIF was a member of UniMark's controlling shareholder, M&M Nominee, which owned 13,149,274 shares of the company's common stock. Madera, the other partner in M&M Nominee, retained its 2,629,855 shares of common stock. As a result of this transaction, additional Section 382 limitations could further reduce the amount of our net operating losses available each year to reduce taxable income.

WE HAVE BEEN UNABLE TO FILE OUR FORM 10-Q QUARTERLY REPORTS FOR OUR FIRST, SECOND AND THIRD QUARTERS OF 2004 WITH THE SEC AND MATERIAL INFORMATION CONCERNING OUR CURRENT OPERATING RESULTS AND FINANCIAL CONDITION IS THEREFORE UNAVAILABLE.

      We have been unable to file our periodic reports with the SEC for our quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our quarterly reports will become available. When it is, it may reflect changes or trends that are material to our business.

THE INTERNAL CONTROL SYSTEM AT ONE OF OUR MEXICAN SUBSIDIARIES IS INEFFECTIVE AND FAILURE TO COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 IN A TIMELY FASHION MAY HAVE A NEGATIVE IMPACT ON INVESTOR CONFIDENCE.

      Management has concluded that we have a material weakness in internal financial reporting at one of our Mexican subsidiaries which is more fully described in Item 9A of this Form 10-K. Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes"), beginning with our Annual Report on Form10-K for our fiscal year ending December 31, 2005, we will be required to assess the effectiveness of our internal controls over financial reporting and report that our internal control over financial reporting is effective. Although we continue to take action to comply with the internal controls, disclosure controls and other requirements of Sarbanes, we have limited qualified personnel to prepare and file our SEC reports and we are not certain that we can complete the documentation of our internal controls as required by Section 404 of Sarbanes and provide our auditors with the required report without assistance of a third party. Resources available in the marketplace and our company's ability to acquire them will affect our ability to complete the required procedures by the filing deadline of our 2005 Annual Report on Form 10-K.

      If we are unable to satisfy the requirements of Section 404 by the filing deadline, we may be unable to assert that our internal controls over financial reporting are effective, or our auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may negatively impact investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

LEGISLATIVE ACTIONS AND POTENTIAL DE-REGISTRATION

      In order to comply with the provisions of Sarbanes and related SEC rules, the company may be required to increase its internal controls, hire additional personnel, and engage outside legal, accounting and advisory services, all of which could cause the company's general and administrative cost to increase. Because the company has less than 200 record holders of its common stock, should the increased burdens of being a reporting company prove to be too great, the company may elect to de-register its common stock with the SEC and discontinue its periodic reporting obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.

     Our interest expense is most sensitive to changes in the general level of U.S. interest rates and the Certificados de la Testorenia de la Federation ("CETES") rates. In this regard, changes in these interest rates affect the interest paid on our debt.

    The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations, as adjusted to reflect the Del Monte transaction and the FOCIR restructuring discussed below.

                            INTEREST RATE SENSITIVITY
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                      (In thousands, except interest rates)

                                                                                        Estimated
                                                                     There-             Fair Value
                             2004     2005    2006    2007   2008    after     Total     12/31/03
                             -----    ----    ----    ----   ----   -------   -------   ----------
Long-term debt, including
   current portion
     Fixed rate              $  12   $   -   $   -   $   -  $   -  $      -   $    12   $       12
     Average interest rate     6.9%

     Variable rate           $   -   $ 210   $ 420   $ 630  $ 735  $  2,204   $ 4,199   $    4,199
     Average interest rate            10.8%   10.8%   10.8%  10.8%     10.8%

      At December 31, 2003, U.S. dollar denominated long-term debt amounted to $12,000 as compared to Mexican peso denominated long-term debt of $4.2 million.

      In August 2004, our Mexican peso denominated debt was restructured into a secured term loan. The repayment terms were changed to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus CETES, the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date.

      On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, substantially all the U.S. denominated debt was retired and transferred to Del Monte.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Report of Independent Auditors.....................................................     29

Consolidated Balance Sheets as of December 31, 2002 and 2003.......................     30

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2002 and 2003.................................................     31

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2001, 2002 and 2003.................................................     32

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2002 and 2003.................................................     33

Notes to Consolidated Financial Statements.........................................     34

Financial Statement Schedule
  Schedule II - Valuation and Qualifying Accounts..................................     56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The UniMark Group, Inc.

      We have audited the accompanying consolidated balance sheets of The UniMark Group, Inc. (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at
Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The UniMark Group, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                Mancera, S.C.,
                                                Member Practice of
                                                Ernst & Young Global

Mexico City, Mexico
November 15, 2004

                             THE UNIMARK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                                  ------------------
                                                                    2002       2003
                                                                  --------   -------
                                   ASSETS
Current assets:
  Cash and cash equivalents ...................................   $    397   $10,552
  Accounts receivable - trade, net of allowance of $616 in 2002
     and $69 in 2003 ..........................................        515       981
  Accounts receivable - other .................................        245       196
  Notes receivable ............................................        310         -
  Income and value added taxes receivable .....................        482       448
  Inventories .................................................      4,978     4,319
  Prepaid expenses ............................................        148       152
  Current assets of discontinued operations ...................        952       598
                                                                  --------   -------
          Total current assets ................................      8,027    17,246
Property, plant and equipment, net ............................     26,089     8,270
Land lease ....................................................      1,897     1,848
Deposit on plant facility .....................................      2,044         -
Other assets ..................................................        212       117
Long-term assets of discontinued operations ...................      4,506         -
                                                                  --------   -------
          Total assets ........................................   $ 42,775   $27,481
                                                                  ========   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt to related party ............................   $    100   $     -
  Short and long-term debt in default .........................      6,510     6,235
  Current portion of long-term debt ...........................         28        12
  Accounts payable - trade ....................................      3,176     2,676
  Accrued liabilities, including amounts due to related party
   of $350 in 2002 and $363 in 2003............................      3,789     4,910
  Current liabilities of discontinued operations ..............      4,076         -
                                                                  --------   -------
          Total current liabilities ...........................     17,679    13,833
Long-term debt, less current portion ..........................      4,622     4,199
Deferred Mexican statutory profit sharing .....................      1,443        23
Other long-term liability .....................................      1,434     1,776
                                                                  --------   -------
          Total liabilities ...................................     25,178    19,831
                                                                  --------   -------
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.01 par value:
    Authorized shares - 40,000,000 in 2002 and 2003
    Issued and outstanding shares - 21,044,828 in 2002
     and 2003 .................................................        210       210
  Additional paid-in capital .................................      68,671    68,671
  Accumulated deficit .........................................    (51,284)  (61,231)
                                                                  --------   -------
          Total shareholders' equity ..........................     17,597     7,650
                                                                  --------   -------
          Total liabilities and shareholders' equity ..........   $ 42,775   $27,481
                                                                  ========   =======

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                              YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2001        2002        2003
                                                         --------    --------    --------
Net sales ............................................   $ 27,032    $ 25,069    $ 28,316
Cost of products sold ................................     26,396      24,513      26,965
                                                         --------    --------    --------
Gross profit .........................................        636         556       1,351
Selling, general and administrative expenses .........      3,779       3,085       2,126
Impairment of long-lived assets ......................          -       2,516       5,243
                                                         --------    --------    --------
Loss from operations .................................     (3,143)     (5,045)     (6,018)
Other income (expense):
  Interest expense ...................................       (922)       (393)     (1,028)
  Other income (expense), net ........................       (129)        146        (338)
  Gain on forgiveness of debt ........................      2,870           -           -
  Foreign currency translation gain (loss) ...........        140        (581)       (269)
                                                         --------    --------    --------
                                                            1,959        (828)     (1,635)
                                                         --------    --------    --------
Loss from continuing operations before income taxes ..     (1,184)     (5,873)     (7,653)
Income tax expense ...................................      1,233         518         650
                                                         --------    --------    --------
Loss from continuing operations ......................     (2,417)     (6,391)     (8,303)
Loss from discontinued operations, net of income taxes
(benefit) of $(23) in 2001, $22 in 2002 and $14 in
2003 .................................................     (6,348)     (1,551)     (1,644)
                                                         --------    --------    --------
Net loss .............................................   $ (8,765)   $ (7,942)   $ (9,947)
                                                         ========    ========    ========

Basic and diluted net loss per share:
  Continuing operations ..............................   $  (0.14)   $  (0.31)   $  (0.39)
  Discontinued operations ............................      (0.36)      (0.07)      (0.08)
                                                         --------    --------    --------

  Basic and diluted net loss per share ...............   $  (0.50)   $  (0.38)   $  (0.47)
                                                         ========    ========    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                   ADDITIONAL
                                                          COMMON    PAID-IN     ACCUMULATED
                                               SHARES     STOCK     CAPITAL       DEFICIT       TOTAL
                                             ----------   ------   ----------   -----------    --------
Balance as of December 31, 2000 ..........   13,938,326   $  139   $   63,766   $   (34,577)   $ 29,328
   Shares issued for cash in public rights
    offering, net of offering expenses ...    7,106,502       71        4,905             -       4,976
   Net loss ..............................            -        -            -        (8,765)     (8,765)
                                             ----------   ------   ----------   -----------    --------
Balance as of December 31, 2001 ..........   21,044,828      210       68,671       (43,342)     25,539
   Net loss ..............................            -        -            -        (7,942)     (7,942)
                                             ----------   ------   ----------   -----------    --------
Balance as of December 31, 2002 ..........   21,044,828      210       68,671       (51,284)     17,597
   Net loss ..............................            -        -            -        (9,947)     (9,947)
                                             ----------   ------   ----------   -----------    --------
Balance as of December 31, 2003 ..........   21,044,828   $  210   $   68,671   $   (61,231)   $  7,650
                                             ==========   ======   ==========   ===========    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    2001       2002        2003
                                                                                   -------    -------    --------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Loss from continuing operations ................................................   $(2,417)   $(6,391)   $ (8,303)
Adjustments to reconcile loss from continuing operations to net cash provided by
(used in) operating activities from continuing operations:
    Depreciation and amortization ..............................................     1,394      1,053       1,396
    Impairment of long-lived assets ............................................         -      2,516       5,243
    Gain on forgiveness of debt ................................................    (2,870)         -           -
    Deferred Mexican statutory profit sharing and income taxes .................       564       (287)     (1,420)
    Loss on disposal or write-off of plant and equipment .......................       696          -         411
    Cash provided by (used in) operating working capital:
       Receivables .............................................................     2,486        979         (73)
       Inventories .............................................................     1,354      1,631         659
       Prepaid expenses ........................................................       (82)       (72)         (4)
       Accounts payable and accrued liabilities ................................      (868)       332         536
       Other long-term liability ...............................................       465        689         342
                                                                                   -------    -------    --------
Net cash provided by (used in) operating activities from continuing
operations .....................................................................       722        450      (1,213)
Net cash provided by (used in) operating activities of discontinued
operations .....................................................................       611      1,618      (2,559)
                                                                                   -------    -------    --------
Net cash provided by (used in) operating activities ............................     1,333      2,068      (3,772)
                                                                                   -------    -------    --------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment .....................................    (1,245)    (1,580)       (365)
Proceeds from the rescission of all contract rights relating to the growing and
    processing of lemons .......................................................         -          -      12,500
Proceeds from the sale of property and equipment ...............................       146          -         197
Decrease (increase) in deposit on plant facility ...............................      (667)       218         172
Decrease (increase) in other assets ............................................         5        (15)         95
                                                                                   -------    -------    --------
Net cash provided by (used in) investing activities of continuing
operations .....................................................................    (1,761)    (1,377)     12,599
Net cash provided by (used in) investing activities of discontinued
operations......................................................................       771       (168)      4,152
                                                                                   -------    -------    --------
Net cash provided by (used in) investing activities ............................      (990)    (1,545)     16,751
                                                                                   -------    -------    --------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Net proceeds from the issuance of common shares ................................     4,976          -           -
Proceeds from short-term promissory notes ......................................     1,800        100         500
Payment of short-term promissory notes .........................................    (1,800)         -        (600)
Net reductions of short-term debt, short and long-term debt in default and
  current portion of long-term debt ............................................    (1,980)      (440)       (291)
Change in long-term debt .......................................................       (29)      (314)       (423)
                                                                                   -------    -------    --------
Net cash provided by (used in) financing activities of continuing
operations .....................................................................     2,967       (654)       (814)
Net cash used in financing activities of discontinued operations ...............    (3,250)      (598)     (2,019)
                                                                                   -------    -------    --------
Net cash used in financing activities ..........................................      (283)    (1,252)     (2,833)
                                                                                   -------    -------    --------
Net increase (decrease) in cash and cash equivalents ...........................        60       (729)     10,146
Net change in cash and cash equivalents of discontinued operations .............        69         56           9
Cash and cash equivalents at beginning of year .................................       941      1,070         397
                                                                                   -------    -------    --------
Cash and cash equivalents at end of year .......................................   $ 1,070    $   397    $ 10,552
                                                                                   =======    =======    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.................................................................   $ 1,565    $   329    $    146
                                                                                   =======    =======    ========
  Asset tax paid................................................................   $   535    $   518    $    650
                                                                                   =======    =======    ========

                             See accompanying notes.

                             THE UNIMARK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

      Description of Business: Our company, The UniMark Group, Inc., a Texas corporation, ("we," "us," "our," and the "company") is a producer and marketer of high quality branded fruit with substantially all of its operations in Mexico. The company was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, Inc. ("UniMark Foods") a company that marketed and distributed citrus products in the United States. We conduct substantially all of our operations through our wholly owned operating subsidiaries. In Mexico, our operating subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. ("ICMOSA") and Grupo Industrial Santa Engracia, S.A. de C.V. ("GISE"). In the United States our subsidiary is UniMark Foods. On August 30, 2004, the company sold its packaged fruit business segment, which included the sale of all outstanding shares of the company's Mexican subsidiary, ICMOSA ("Del Monte sale").

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

      Foreign Operations: Substantially all of our growing operations are located in Mexico. In addition, substantially all of our Mexican employees at our ICMOSA subsidiary were affiliated with labor unions which typically were covered by two-year contracts.

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

      Our company was vertically integrated for a portion of its raw materials. Such inventory was recorded at the lower of cost or market, which involved significant estimates. Factors such as weather, pestilence, disease or other natural disasters could affect estimated yields causing actual results to differ from those estimated.

      Cash Equivalents: We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

      Concentration of Credit Risk: Prior to the Del Monte sale in August 2004, we processed and sold niche citrus and tropical fruit products and other specialty food ingredients to customers in the foodservice and retail industries in the United States, Mexico, Europe and Japan and performed periodic credit evaluations of our customers' financial condition which generally did not require collateral. Trade receivables were generally due within 30 days. We maintain an allowance for doubtful accounts, which is based on an analysis of past due accounts, which was $616,000 and $69,000 as of December 31, 2002 and 2003, respectively. Historically credit losses have been within management's expectations and have not been significant. Two customers accounted for 85.8%, 86.7% and 90.2% of our net sales in the years ended December 31, 2001, 2002 and 2003, respectively. Commencing in August 2004, we started selling lemons into the fresh produce market and similar customer credit reviews are performed.

      Comprehensive loss: Comprehensive loss, as defined by SFAS No. 130, is equal to the net loss for all years presented.

      Inventories: Inventories, which all relate to our packaged fruit business segment, are valued at the lower of cost or market using average cost and consist primarily of processed finished goods, raw materials, supplies and advances to suppliers.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Buildings..............................................         20 years
Machinery and equipment................................     5-12.5 years

      All costs incurred to plant and maintain our lemon orchards were capitalized and deferred as of December 31, 2002. As a result of the Coca-Cola transaction in April 2003 (see Note 12), which resulted in the rescission of all contract rights and obligation for the growing of lemons, these deferred and capitalized costs were reduced by the sale proceeds. As of April 1, 2003, the remaining asset balances associated with our lemon groves are being depreciated over their estimated useful lives using the straight-line method.

      Impairment of Long-Lived Assets: Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") for the disposal of a segment of a business. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on the continued unfavorable and volatile worldwide market prices for frozen concentrate orange juice ("FCOJ"), we suspended our frozen concentrate orange juice operations in early 2002. In accordance with SFAS No. 121, and based on an appraisal from a third party, we recorded a non-cash charge of $3.2 million in 2001 for impairment of these assets in order to value these assets at their estimated fair value. This charge, which included $300,000 of impaired goodwill, is associated with our discontinued juice and oil business segment and is included under the caption "Loss from discontinued operations, net of income taxes" in our 2001 consolidated statement of operations.

      In early 2003, we received offers to sell our juice processing facilities to two separate parties. As a result of these offers, and in accordance with SFAS No. 144, we recorded in our fourth quarter of 2002, a non-cash charge of $557,000, which is the difference between the offer prices we agreed to sell the plants and the carrying amounts of these assets as of December 31, 2002. This charge is associated with our discontinued juice and oil business segment and is included under the caption "Loss from discontinued operations, net of income taxes" in our 2002 consolidated statement of operations. Subsequently, we entered into sale agreements with these parties and on June 10, 2003 and November 17, 2003, respectively, we finalized the sales of these facilities.

      Based on the continued losses at our Mexican subsidiary ICMOSA, insufficient cash flows to fund current operations during peak processing periods, inability to obtain additional capital to finance the business, inability to sell assets due to existing bank liens, working capital deficits, continued losses and the existence of a lawsuit by one of its banks, our board of directors, decided in the fourth quarter of 2003 to explore strategic alternatives, including the sale of all or part of ICMOSA. As a result of this decision, and in accordance with SFAS No. 144 all the long-lived assets related to ICMOSA's operations were written down to their estimated fair value, which resulted in the recording of a non-cash charge of approximately $5.0 million in the fourth quarter of 2003. Fair market value was estimated based on recent purchase offers for ICMOSA. On August 30, 2004, the company sold its packaged fruit business segment which included the sale of all outstanding shares of the company's Mexican subsidiary, ICMOSA. The selling price for ICMOSA was consistent with the estimated fair value.

      During our first quarter of 2003 we recorded a non-cash charge of $232,000 as a result of writing down certain long-lived assets to estimated fair value, which were associated with our pineapple growing operations.

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

      Goodwill: Prior to January 1, 2002, goodwill had been amortized on a straight-line basis over a period of 40 years. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, we adopted SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As of January 1, 2002, we ceased amortization of goodwill. Transitional impairment tests of our goodwill did not require an adjustment as of January 1, 2002. Outstanding goodwill of $2.5 million at December 31, 2001, was associated with our new agricultural business segment. As a result of the sale of our contract rights for the growing and processing of lemons in April 2003; we again reviewed our remaining goodwill of $2.5 million and determined that it was impaired. As a result, we recorded a non-cash impairment charge of $2.5 million for the year ended December 31, 2002, which is included under the caption "Impairment of long-lived assets" in our 2002 consolidated statement of operations.

      Goodwill amortization in the year ended December 31, 2001 was $81,600.

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

      Stock Options: We account for employee stock options using the intrinsic value method rather than the alternative fair-value accounting method. Under the intrinsic value method, if the exercise price of the employee's stock option equals the market price of the underlying stock at the date of the grant, no compensation expense is recognized. For the year ended December 31, 2001, the last year of stock option grants, no compensation cost associated with stock options was reflected in our results of operations.

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 148. However, the effect of including such information would be anti-dilutive since it would decrease the actual net loss and net loss per share.

      Discontinued Operations: In November 2003, with the divesture of our Victoria juice and oil plant, the company discontinued any further operating activities related to our juice and oil business segment. Accordingly, our consolidated statements of operations include the results of operations of our juice and oil business segment in discontinued operations for all period presented. The prior year consolidated balance sheet, consolidated statements of operations and consolidated statements of cash flows have been restated.

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

The adoption of SFAS No. 143 on January 1, 2003 did not have any impact on our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." This pronouncement, among other things, requires certain gains and losses on the extinguishment of debt previously treated as extraordinary items to be classified as income or loss from continuing operations. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to adopt SFAS No. 145 in 2002 related to a previously reported gain from the settlement of certain debt with a Mexican bank, and reclassified the amount previously reported in 2001 as an extraordinary amount to other income.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement addresses the financial accounting and reporting costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. SFAS No. 146 requires an entity to record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value, and to subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The initial adoption of SFAS No. 146 on January 1, 2003 did not have any impact on our consolidated results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 supersedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance to guarantors on the recognition and disclosure concerning obligations under certain guarantees in interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. The initial adoption of Interpretation No. 45 on January 1, 2003 did not have any impact on our consolidated results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this Statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 during the first quarter of 2003 did not have any impact on our consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 during the third quarter of 2003 did not have impact on our financial accounting and reporting.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Through December 31, 2003 we have not issued financial instruments with characteristics of both liabilities and equity.

NOTE 2 - NON-OPERATING GAIN FROM FORGIVENESS OF DEBT

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

NOTE 3 - LOSS PER SHARE

      The following table sets forth the computation of our basic and diluted net loss per share:

                                                                  YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           2001             2002            2003
                                                         --------         --------        --------
                                                         (IN THOUSANDS,EXCEPT FOR PER SHARE AMOUNTS)
NUMERATOR
Loss from continuing operations ....................     $ (2,417)        $ (6,391)       $  (8,303)
Loss from discontinued operations ..................       (6,348)          (1,551)          (1,644)
                                                         --------         --------        ---------
Net loss ...........................................     $ (8,765)        $ (7,942)       $  (9,947)
                                                         ========         ========        =========

DENOMINATOR
Denominator for basic and diluted net loss per share
- weighted average shares outstanding ..............       17,618           21,045           21,045
                                                         ========         ========        =========

Basic and diluted net loss per share:
   Continuing operations ...........................     $  (0.14)        $  (0.31)       $   (0.39)
   Discontinued operations .........................        (0.36)           (0.07)           (0.08)
                                                         --------         --------        ----------
   Basic and diluted net loss per share ............     $  (0.50)        $  (0.38)       $   (0.47)
                                                         ========         ========        =========

      At December 31, 2001, 2002 and 2003, we had common stock options outstanding of 132,500, 95,000 and 80,000, respectively, which were not included in their respective years per share calculations because their effect would have been anti-dilutive.

NOTE 4 - INVENTORIES

    Inventories consist of the following:

                                                DECEMBER 31,
                                               -------------
                                               2002     2003
                                               -----   -----
                                              (IN THOUSANDS)
Finished goods - Cut fruit ...............    $2,939   $3,063
Raw materials and supplies ...............     1,582    1,181
Advances to suppliers ....................       457       75
                                              ------   ------
          Total ..........................    $4,978   $4,319
                                              ======   ======

      During 2002, we recorded non-cash inventory write-downs of $1.1 million related to our pineapple orchards as a result of our decision to discontinue the pineapple operations of our packaged fruit business segment.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT AND LAND LEASE

      Property, plant and equipment, at cost, consist of the following:

                                                                DECEMBER 31,
                                                            --------------------
                                                              2002        2003
                                                            --------    --------
                                                               (IN THOUSANDS)
Land -
    Lemon .........................                         $    609    $    609
    Other .........................                              436         444
Orchards -
    Lemon .........................                           15,905       2,338
Buildings and improvements ........                            5,954       6,005
Machinery and equipment ...........                           11,640       9,826
                                                            --------    --------
                                                              34,544      19,222
Accumulated depreciation ..........                           (8,455)    (10,952)
                                                            --------    --------
          Total ...................                         $ 26,089    $  8,270
                                                            ========    ========

Due to the continued unfavorable and volatile worldwide market prices of FCOJ that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment. In March 2003, the company received formal offers for its juice and oil processing plants. As a result of these offers, and in accordance with SFAS No. 144, we recorded in our fourth quarter of 2002, a non-cash charge of $557,000, which is the difference between the offer prices we at which we agreed to sell the plants and the carrying amounts of these assets as of December 31, 2002. This charge is associated with our discontinued juice and oil business segment and is included under the caption "Loss from discontinued operations, net of income taxes" in our 2002 consolidated statement of operations. Subsequently, we entered in to sale agreements with these parties and on June 10, 2003 and November 17, 2003, respectively, we finalized the sales of these facilities.

      Based on the continued losses at our Mexican subsidiary ICMOSA, insufficient cash flows to fund current operations during peak processing periods, inability to obtain additional capital to finance the business, inability to sell assets due to existing bank liens, working capital deficits, continued losses and the existence of the lawsuit, our board of directors, decided in the fourth quarter of 2003 to explore strategic alternatives, including the sale of all or part of ICMOSA. As a result of this decision, and in accordance with SFAS No. 144 all the long-lived assets related to ICMOSA's operations were written down to their estimated fair value, which resulted in the recording of a non-cash charge of approximately $5.0 million in the fourth quarter of 2003. Fair market value was estimated based on recent purchase offers for ICMOSA. On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included the sale, of all of its outstanding shares in ICMOSA.

      Our land lease represents a 30-year lease associated with 2,100 hectares (approximately 5,300 acres) of rural land used for the growing of lemons, comprising substantially all the land of our Flor de Maria grove. The land associated with the lease was acquired in 1999 from a group of local Mexican land owners, which acquired the land under the "Ejido" system of land ownership and was prepaid at the then land sales price of $1.9 million. In late 2001, we entered into a formal lease agreement with the landowners. Although we are currently in the process of transitioning the lease into a land purchase, we are amortizing the cost over the remaining life of the lease. This land lease had been previously classified in our lemon land in our consolidated balance sheets.

      Substantially all of the company's long-lived assets are located in Mexico.

NOTE 6 - SHORT-TERM DEBT

      Short-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                                 ------------------
                                                                                  2002       2003
                                                                                 -------    -------
                                                                                   (IN THOUSANDS)
Notes payable to Bancomext for pre-export financing, interest at various rates from 5.11% to 8.47%, secured by certain receivables of a Mexican
 subsidiary ..................................................................   $ 3,500    $ 3,500
Promissory note payable to M&M Nominee, 10%, due June 2003 ...................       100          -
                                                                                 -------    -------
                                                                                   3,600      3,500
Less - Short-term debt in default ............................................    (3,500)    (3,500)
                                                                                 -------    -------
Short-term debt ..............................................................   $   100    $     -
                                                                                 =======    =======

      As of December 31, 2002 and 2003, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export U.S dollar financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. ("Bancomext"). The outstanding balance, which consisted of six separate notes that became due in various amounts and dates during 2002, were not renewed by Bancomext, and were in default. As of December 31, 2003, unpaid interest under these notes, computed at the default interest rate, is approximately $625,000.

      On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, the Bancomext debt was retired.

      The Bancomext outstanding balance has been included under the caption "Short and long-term debt in default" in our December 31, 2002 and 2003 consolidated balance sheets.

      The weighted-average interest rate on our short-term borrowings as of December 31, 2002 and 2003 was 7.7% and 11.02%, respectively. The 2003 rate included the default rate on the Bancomext debt.

NOTE 7 - LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                  2002       2003
                                                                -------    -------
                                                                  (IN THOUSANDS)
Long-term financing with FOCIR, due between February 2005 and
  2011, including interest paid quarterly ...................   $ 4,610    $ 4,199
Note payable to Banorte .....................................     3,010      2,735
Other notes payable .........................................        40         12
                                                                -------    -------
                                                                  7,660      6,946
Less - Current portion and long-term portion in default .....    (3,038)    (2,747)
                                                                -------    -------
Long-term debt, excluding current portion ...................   $ 4,622    $ 4,199
                                                                =======    =======

      During 2002, ICMOSA entered into a restructured U.S dollar loan agreement with Grupo Financiero Banorte ("Banorte") that amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule required quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $300,000 due over the next twelve months. As of December 31, 2002 and 2003, $3.0 million and $2.7 million, respectively, were outstanding under the restructured loan agreement. The restructured loan agreement was secured by certain assets of ICMOSA, corporate guarantees by the company and certain covenants that, amongst others, restricted future borrowings and contained a cross-default provision. As a result of the default of the Bancomext loan, we were in default of the Banorte loan agreement and the entire loan balance was included under the caption "Short and long-term debt in default" in our consolidated balance sheets at December 31, 2002 and 2003.

      On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, the Banorte debt was retired.

      On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional lemon grove costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represents the purchase of an equity interest in GISE of approximately 17.6%. Amounts advanced under the FOCIR Agreement are classified outside equity due to a mandatory redemption provision. As of December 31, 2002 and 2003, advances under the FOCIR Agreement were $4.6 million and $4.2 million ($47.0 million Mexican pesos), respectively.

      The terms of the FOCIR Agreement provided for the calculation and accrual of annual accretion using one of two alternative methods. The first method calculated accretion by multiplying the year's Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determined annual accretion by multiplying GISE's shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.126 for 2002, and 1.168 for 2003, and then multiplying by the FOCIR equity interest percentage. The calculation that resulted in the greater amount would be the annual accretion amount. Accretion would accumulate over the 9-year period of the prior FOCIR Agreement and would be paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2002 and 2003, accreted interest accumulated under the FOCIR Agreement amounted to $1.4 million and $1.8 million, respectively, which is classified as a long-term liability in our consolidated balance sheets as of December 31, 2002 and 2003. As of December 31, 2003, the weighted average accretion rate for all advances under the FOCIR Agreement was approximately 10.6%. The FOCIR Agreement also contained, among other things, certain provisions relating to GISE's future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which included transferring to the trust GISE common shares that represented 33.4% of GISE's outstanding shares and the governance of GISE. As of December 31, 2002 and 2003, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement.

      On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which will be recognized as income in 2004) and changed the repayment terms to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The FOCIR debt is secured by a first lien on our El Cielo lemon grove. Prior to the restructuring of the FOCIR debt, the company was in violation of several of the previous agreement covenants. These defaulted covenants have been eliminated from the new agreement.

      Certain of our Mexico loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance on the assets and timely presentation of financial information. As of December 31, 2003, approximately $7.0 million of net property, plant and equipment and substantially all receivables were pledged as collateral under short and long-term debt agreements. As of August 30, 2004, in conjunction with the debt retirement associated with the Del Monte and the FOCIR debt restructuring, approximately $600,000 is now collateralized under our debt agreements.

      At December 31, 2003, U.S. dollar denominated long-term debt, which has been classified in current liabilities due to defaults, amounted to $2.7 million as compared to Mexican peso denominated long-term debt of $4.2 million.

      During the years ended December 31, 2001, 2002 and 2003, the company incurred interest charges of $2.0 million, $1.4 million and $1.1 million, respectively, of which $1.1 million, $961,000 and $50,000, respectively, was capitalized as a portion of our long-term orchard development costs.

      Scheduled maturities of long-term debt, as adjusted to reflect the Del Monte transaction and the FOCIR restructuring, are as follows:

                                      PAYMENTS
                                      --------
                                   (IN THOUSANDS)
2004.........................         $      --
2005.........................               210
2006.........................               420
2007.........................               630
2008.........................               735
Thereafter...................             2,204
                                      ---------
                                      $   4,199
                                      =========

NOTE 8 - RELATED PARTY TRANSACTIONS

      Effective September 1, 2000, we entered into an agreement with Promecap, S.C. ("Promecap") for the services of Emilio Castillo Olea to become our President and Chief Executive Officer at the annual rate of $150,000. As of December 31, 2003, the company owed Promecap $362,500 in connection with this agreement. Mr. Castillo was also a Director of Promecap, a financial advisory services firm to MSIF, which owned 80% of M&M Nominee. M&M Nominee was our largest shareholder (see discussion below). On January 31, 2003, Mr. Castillo resigned his officer positions with our company, and on May 30, 2003, resigned as a Director.

      On January 10, 2003, January 24, 2003, February 11, 2003 and March 6, 2003, respectively, we received $125,000, $200,000, $110,000 and $125,000 under the terms of short-term promissory notes, interest at 10%, from our then largest shareholder. These notes, including an additional note under which we received $100,000 on December 18, 2002, were repaid in April 2003, including accrued interest of approximately $16,000.

      On May 20, 2004, the company's board of directors appointed its then chairman, Jakes Jordaan, to serve as its President and Chief Executive Officer. Mr. Jordaan is a member of the firm Jordaan & Riley, PLLC, which served as the company's legal counsel. Fees paid to Mr. Jordaan's firm for legal services rendered were $242,000, $98,000 and $106,000, for the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE 9 - LEASES

      As of December 31, 2003 we leased under operating leases our corporate office, certain equipment and several citrus groves. As a result of the settlement and termination of our corporate lease and the sale of our ICMOSA subsidiary in August 2004, the company no longer has any material long-term operating leases.

      Payments made under our operating leases were $275,000, $154,000 and $84,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

NOTE 10 - INCOME TAXES AND MEXICAN STATUTORY PROFIT SHARING

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

                                                            DECEMBER 31,
                                                      ----------------------
                                                        2002          2003
                                                      ---------    ---------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards................    $  19,178     $ 14,186
  Asset tax credit................................        2,680        2,923
  Reserves for impairment of long-lived assets....           --        1,035
  Inventories.....................................          139          112
  Accrued liabilities.............................          655          666
  Reserves........................................          216          371
  Other...........................................          318          161
                                                      ---------     --------
Total deferred tax assets.........................       23,186       19,454
Less valuation allowance..........................      (17,457)     (18,434)
                                                      ---------     --------
Net deferred tax assets...........................        5,729        1,020
                                                      ---------     --------
Deferred tax liabilities:
  Depreciation....................................        1,443           --
  Inventories.....................................        4,286        1,020
                                                      ---------     --------
Deferred tax liabilities..........................        5,729        1,020
                                                      ---------     --------
Net deferred tax..................................    $      --     $     --
                                                      =========     ========


      Loss from continuing operations before income taxes relating to our operations in the United States and Mexico is as follows:

                                   YEARS ENDED DECEMBER 31,
                               --------------------------------
                                 2001        2002        2003
                               --------    --------    --------
                                        (IN THOUSANDS)

United States...............   $ (1,392)   $ (1,096)   $   (329)
Mexico......................        208      (4,777)     (7,324)
                               --------    --------    --------
                               $ (1,184)   $ (5,873)   $ (7,653)
                               ========    ========    ========

      The components of income tax expense from continuing operations include the following:

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            2001       2002       2003
                                          -------    --------   --------
                                                  (IN THOUSANDS)
Foreign - current asset tax..........     $   605    $    518   $    650
Foreign - deferred...................         628          --         --
                                          -------    --------   --------
                                          $ 1,233    $    518   $    650
                                          =======    ========   ========

      The differences between the actual income tax expense and the amount computed by applying the U.S. statutory federal corporate tax rate of 34% to the loss from continuing operations before income taxes are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                           -------------------------------
                                                              2001       2002       2003
                                                           ---------   --------   --------
                                                                    (IN THOUSANDS)
Benefit computed at U.S. federal statutory rate.........   $    (403)  $ (1,997)  $ (2,602)
Increase in valuation reserve...........................       4,329      3,397        977
Permanent differences, foreign taxes and other                (3,926)    (1,400)     1,625
Asset tax...............................................       1,233        518        650
                                                           ---------   --------   --------
                                                           $   1,233   $    518   $    650
                                                           =========   ========   ========

      For the three years ended December 31, 2003, the company paid only asset taxes. Consequently, our income tax expense was not based on the statutory federal income tax rates in Mexico.

      The statutory federal income tax rate in Mexico for 2001, 2002 and 2003 was 35%, 35% and 34%, respectively. Beginning in the year 2003, the statutory federal income tax rate in Mexico will decrease annually by 1% until the rate reaches 32% in the year 2005. Statutory income tax rates at our Mexican subsidiary GISE, are at half of the federal income tax rates since they operate in the agricultural industry in Mexico.

      As of December 31, 2003, we had the following operating loss and asset tax carryforwards available to offset future U.S. and Mexican taxable income and income tax liabilities, respectively:

                  AVAILABLE TAX LOSS CARRYFORWARDS     RECOVERABLE ASSET TAX
   YEAR OF        --------------------------------     ---------------------
  EXPIRATION      U.S.         MEXICO        TOTAL            MEXICO
  ----------      ----         ------        -----            ------
                          (In thousands)
    2004        $      -     $       -     $       -          $   109
    2007               -         1,469         1,469               85
    2008               -         2,683         2,683               98
    2009               -         2,476         2,476              258
    2010               -         9,615         9,615              461
    2011               -         3,143         3,143              608
    2012           2,887         3,558         6,445              641
    2013               -           662           662              663
    2018           2,915             -         2,915                -
    2019           5,773             -         5,773                -
    2020           3,543             -         3,543                -
    2021           5,454             -         5,454                -
    2022           1,104             -         1,104                -
    2023             300             -           300                -
                --------     ---------     ---------          -------
                $ 21,976     $  23,606     $  45,582          $ 2,923
                ========     =========     =========          =======

      In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, at the time purchased an additional 6,849,315 shares of our common stock increasing their ownership from 45.2% to 62.48%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss carryforwards where changes occur in the stock ownership of a company. As a result, this limitation could allow us to use only a portion of our pre-change net operating loss carryforwards, which amounted to $17.7 million at December 31, 2002, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we were allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire.

      On July 7, 2004, we announced that Cardinal purchased certain shares of UniMark common stock in a private transaction from MSIF. MSIF was a member of UniMark's controlling shareholder, M&M Nominee. As a result of this transaction, additional Section 382 limitations could further reduce the amount of our net operating losses available each year to reduce taxable income.

      Our Mexican subsidiaries tax loss and asset tax carryforwards have been adjusted for the effects of inflation and are translated at the value of the Mexican peso as of year-end and can be annually inflation-adjusted until the date of their application against future taxable income for tax reporting purposes.

      Under Mexican tax law, our Mexican subsidiaries are required to pay annually an asset tax, which is an alternative minimum tax, if the asset tax calculation is greater than income taxes payable for the year. Asset taxes are calculated at 1.8% of assets less certain liabilities and can be carriedforward for up to 10 years as credits against future income taxes payable. Before any asset tax carryforwards can be applied, all net operating losses must be first utilized. Income tax expense in 2001 included recoverable asset taxes of $605,000 and in 2002 and 2003 income tax expense related solely to recoverable asset taxes.

      On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As of December 31, 2003, approximately $12.4 million of our available Mexican tax loss carryfowards and $2.5 million of our Mexican recoverable asset taxes were associated with ICMOSA.

      As required by Mexican law, our Mexican subsidiaries are required to pay employee profit sharing to all its employees in addition to their contractual compensation and benefits. Currently the statutory rate for employee profit sharing is 10% and is based on each year's taxable income for tax reporting purposes, adjusted to eliminate most of the effects of Mexican inflation. As a result of our Mexican subsidiaries reporting losses for income tax purposes over the past several years, current payments have not been required. A liability, however, must be recognized for deferred employee profit sharing purposes based on temporary differences between income for financial reporting purposes and income for purposes of computing the current amount of the employee profit sharing payment. As of December 31, 2002 and 2003, the liability for deferred Mexican employee profit sharing was $1.4 million and $23,000, respectively, and is included under the caption "Deferred Mexican statutory profit sharing" in our consolidated balance sheets.

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

      In 1999, we adopted the 1999 Stock Option Plan (the "1999 Plan") under which stock options could be granted to employees, outside directors and consultants to purchase our common stock. The 1999 Plan, which is similar to the 1994 Plan for employees, is for a period of ten years and has reserved 500,000 shares of our common stock for stock option grants. Effective with the adoption of the 1999 Plan, we discontinued granting options under the 1994 Plans. A summary of the status of all of our stock options at December 31, 2001, 2002 and 2003 and the changes during the periods ended are presented in the following tables.

                                                    EMPLOYEE STOCK        OUTSIDE DIRECTORS STOCK
                                                     OPTION PLAN                 OPTION PLAN
                                               -----------------------    -----------------------
                                                             WEIGHTED-                   WEIGHTED-
                                                              AVERAGE                    AVERAGE
                                                             EXERCISE                    EXERCISE
 1994 PLANS                                   OPTIONS          PRICE        OPTIONS       PRICE
 ----------                                   -------        ---------      -------      --------
Options outstanding, January 1, 2001 ...       133,000       $    7.25       25,000      $   3.28
    Granted ............................             -               -            -             -
    Forfeited ..........................      (133,000)           7.25       (2,500)         6.88
                                              --------                      -------
Options outstanding, December 31, 2001..             -            7.25       22,500          2.88
    Granted ............................             -               -            -             -
    Forfeited ..........................             -               -      (22,500)         2.88
                                              --------
Options outstanding, December 31, 2002..             -               -            -             -
    Granted ............................             -                            -             -
    Forfeited ..........................             -               -            -             -
                                              --------                      -------
Options outstanding, December 31, 2003..             -                            -             -
                                              ========                      =======
Exercisable at December 31,

    2001 ...............................             -               -       25,000          3.28
    2002 ...............................             -               -       22,500          2.88
    2003 ...............................             -               -            -             -

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                                    EXERCISE
1999 PLAN                                                OPTIONS     PRICE
---------                                                --------   ---------
Options outstanding, January 1, 2001..............         80,000        2.05
     Granted......................................         30,000        0.57
     Forfeited....................................              -        2.51
                                                          -------
Options Outstanding December 31, 2001.............        110,000        1.65
     Granted......................................              -           -
     Forfeited....................................        (15,000)       1.37
                                                          -------
Options Outstanding December 31, 2002.............         95,000        1.70
     Granted......................................              -           -
     Forfeited....................................        (15,000)       1.98
                                                          -------
Options outstanding December 31, 2003.............         80,000        1.64
                                                          -------
Exercisable at December 31,
      2001........................................         65,000        2.03
      2002........................................         65,000        1.70
      2003........................................         80,000        1.64

      At December 31, 2003 there were no options outstanding under the 1994 Plans for both employees and outside directors.

      Options outstanding at December 31, 2003 under the 1999 Plan had exercisable prices that ranged from $0.5625 to $2.50 and a weighted-average remaining contractual life of 1.25 years. Under the 1999 Plan, all options granted to outside directors become exercisable on the first anniversary of grant while options granted to employees and consultants vest ratably over four years. The weighted average exercise price of all options granted is the same as the weighted average fair market value as all options were granted at the market price of our common stock on the grant dates.

      Effective October 1, 2004, the company granted an officer stock options to purchase 2,104,182 shares of company common stock at an initial option price of $0.40 per share, which was the fair market value of the company's common stock at the date of grant. The options vest in accordance with a vesting formula, as provided for in the option agreement. The initial option price is subject to adjustments based on future events.

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

NOTE 12 - LEMON GROVES

      In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of lemons for aggregate cash payments from Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our capitalized orchard development costs during the second quarter of 2003, which were classified in property, plant and equipment in our consolidated balance sheet at December 31, 2002.

      As of December 31, 2003, our lemon groves consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of recently planted lemon tree seedlings and used some for replanting of damaged trees. In October 2004, we commenced actively cultivating the plantings that were abandoned in 2003. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

      All costs incurred to plant and maintain our lemon orchards were capitalized and deferred through March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of lemons in April 2003, these deferred and capitalized orchard development costs were reduced by the $12.5 million sale proceeds, and all remaining costs are being depreciated over their estimated useful lives commencing in the second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year's yield to total estimated yield over the life of the rescinded supply contract.

      As of December 31, 2003, our lemon groves consisted of the following:

GROVE                                      LOCATION           HECTARES    ACREAGE(A)   INTEREST
-----                              -----------------------    --------    ----------   --------
                                   Gomez Farias,
El Cielo Grove ...............     Tamaulipas, Mexico              725        1,791       Owned
                                   Cd. Valles,
Flor de Maria Grove...........     San Luis Potosi, Mexico       2,146        5,301      Leased

(A) One hectare equals approximately 2.47 acres.

      The Flor de Maria grove lease is a 30-year land lease. The property rights associated with the lease were acquired in 1999 from a group of local Mexican landowners, whom acquired the land under the "Ejido" system of land ownership. The lease and purchase price of approximately $1.9 million were prepaid. In late 2001, we formally entered into the 30-year lease agreement with the landowners. Although we are currently in the process of transitioning the lease into a land purchase, we are amortizing the cost over the remaining life of the lease. In connection with transfer of this land, we have received a request from the "Ejido" for the payment of an additional $1.2 million ($12.6 million Mexican pesos).

NOTE 13 - SEGMENT AND GEOGRAPHIC INFORMATION

      For operating and financial reporting purposes, we have historically classified our business into two distinct business segments: packaged fruit and juice and oil. With the sales of our juice and oil business segments assets and our packaged fruit business segment, our business for operating and financial reporting purposes now consists solely of our fresh lemon business (agricultural business segment). We now conduct substantially all of our operations through our Mexican operating subsidiary, GISE and our newly-formed Delaware subsidiary, Sierra Foods, Inc.

      Within our packaged fruit business segment, we focused on niche citrus and tropical fruit products including chilled, frozen and canned cut fruits and other specialty food ingredients. The packaged fruit business segment processed and packaged our products at three processing plants in Mexico, which were located in major fruit growing regions. We utilized independent food brokers to sell our foodservice and industrial products in the United States. Sales to our Japanese consumers were facilitated through Japanese trading companies.

      We evaluate our segment performance and allocate resources based on profit or loss from operations before income taxes and commenced allocating a portion of our corporate general and administrative expenses in 2003. Inter-segment sales and transfers are insignificant. Our reportable segments are each managed separately because they process and distribute distinct products with different production processes. Information pertaining to the operations of our two business segments is set forth below.

                                                      PACKAGED
                                                       FRUIT     AGRICULTURAL    TOTAL
                                                     ---------   ------------  ----------
YEAR ENDED DECEMBER 31, 2003
Revenues from external customers..................   $  28,058    $     258    $   28,316
Interest expense..................................         738          290         1,028
Interest revenue..................................          36           37            73
Asset tax.........................................         535          115           650
Depreciation and amortization expense.............       1,024          372         1,396
Impairment loss...................................       5,243            -         5,243
Segment loss......................................      (6,888)        (317)       (7,205)
Segment assets....................................      24,915       15,075        39,990
Expenditures for long-lived assets................          87          278           365

YEAR ENDED DECEMBER 31, 2002
Revenues from external customers..................   $  25,069    $       -    $   25,069
Interest expense..................................         393            -           393
Interest revenue..................................          71            -            71
Asset tax.........................................         518            -           518
Depreciation and amortization expense.............       1,053            -         1,053
Impairment loss...................................           -        2,516         2,516
Segment loss......................................      (2,252)      (2,516)       (4,768)
Segment assets....................................      31,285       21,940        53,225
Expenditures for long-lived assets................         127        1,453         1,580

YEAR ENDED DECEMBER 31, 2001
Revenues from external customers..................   $  27,032    $       -    $   27,032
Interest expense..................................         922            -           922
Interest revenue..................................         145            -           145
Asset tax.........................................         535            -           535
Depreciation and amortization expense.............       1,394            -         1,394
Impairment loss...................................           -            -             -
Segment income....................................         213            -           213
Segment assets....................................      37,829       24,359        62,188
Expenditures for long-lived assets................         562          683         1,245

      The following are reconciliations of reportable business segment revenues, profit or loss, and assets to our consolidated totals.

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2001        2002        2003
                                                                --------    --------    --------
REVENUES
Total external and consolidated revenues for reportable
segments..................................................      $ 27,032    $ 25,069    $ 28,316
                                                                ========    ========    ========
PROFIT OR LOSS
Total profit or loss for reportable segments..............         $ 213    $ (4,768)   $ (7,205)
Unallocated corporate general and administrative  expenses

    - General and administrative..........................        (1,397)     (1,105)       (448)
                                                                --------    --------    --------
  Loss before income taxes................................      $ (1,184)   $ (5,873)   $ (7,653)
                                                                ========    ========    ========
ASSETS
Total assets for reportable segments......................      $ 62,188    $ 53,225    $ 39,990
Total assets of discontinued operations...................         7,691       5,458         598
Other assets..............................................        56,996      59,166      59,166
Elimination of intercompany profits in inventory..........           (48)        (48)        (48)
Elimination of intercompany receivables...................       (28,229)    (24,807)    (26,662)
Allocation of acquisition costs of subsidiaries recorded in
  consolidation...........................................       (39,900)    (44,585)    (44,585)
Reclassification of deferred tax assets recorded in
  consolidation...........................................        (8,286)     (5,634)       (978)
                                                                --------    --------    --------
Total consolidated assets.................................      $ 50,412    $ 42,775    $ 27,481
                                                                ========    ========    ========

      The following geographic information attributes our revenues to countries based on the location of our customers.

                                                        YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                     2001         2002        2003
                                                  ---------    ---------    ---------
REVENUES
United States................................     $  18,736    $  18,529    $  24,586
Japan........................................         7,339        5,705        3,019
Mexico.......................................           610          525          614
Europe.......................................           347          310           97
                                                  ---------    ---------    ---------
     Consolidated total......................     $  27,032    $  25,069    $  28,316
                                                  =========    =========    =========

NOTE 14 - PRO FORMA RESULTS OF DISCONTINUED OPERATIONS (UNAUDITED)

      On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA. In connection with the transaction, we received at closing cash, of approximately $350,000 and an additional $600,000, less recording expenses of approximately $50,000, in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt and accrued interest was assumed by Del Monte and retired and the 5-year supply contract and trademark license agreement were terminated.

      Our unaudited pro forma condensed consolidated statements of operations for each of the three years ended December 31, 2003 and the unaudited pro forma condensed consolidated balance sheets as of December 31, 2003 and 2002 have been prepared based on our historical consolidated financial statements and related notes. The pro forma unaudited condensed consolidated statements of operations reflect certain pro forma adjustments to the historical amounts, which reclassify the sale of our packaged fruit business segment as discontinued operations. The pro forma condensed consolidated balance sheets include certain pro forma adjustments that assume the sale transaction occurred as of December 31, 2003 and 2002. All of the pro forma data is explained in the notes that accompany the pro forma financial statements (all amounts in thousands).

CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003 -

                                                                                            PRO FORMA    PRO FORMA
                                                                             HISTORICAL    ADJUSTMENTS  CONSOLIDATED
                                                                             ----------   ------------  ------------
                                                           ASSETS
Current assets:
   Cash and cash equivalents...........................................      $  10,552    $    (296)(1) $     10,256
                                                                                                350 (2)
                                                                                               (350)(2)
   Accounts receivable - trade, net....................................            981         (645)(1)          336
   Accounts receivable - other.........................................            196         (162)(1)           34
   Income and value added taxes receivable.............................            448         (372)(1)           76
   Receivable - Del Monte..............................................             --          600 (3)          600
   Inventories.........................................................          4,319       (4,319)(1)           --
   Prepaid expenses....................................................            152          (36)(1)          116
   Current assets of discontinued operations...........................            598                           598
                                                                             ---------    ---------     ------------
           Total current assets........................................         17,246       (5,230)          12,016
Property, plant and equipment, net.....................................          8,270       (5,511)(1)        2,759
Land lease.............................................................          1,848                         1,848
Other assets...........................................................            117         (105)(1)           12
                                                                             ---------    ---------     ------------
           Total assets................................................       $ 27,481    $ (10,846)    $     16,635
                                                                             =========    =========     ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short and long-term debt in default.................................      $   6,235    $  (6,235)(1) $         --
   Current portion of long-term debt...................................             12                            12
   Accounts payable - trade ...........................................          2,676       (2,485)(1)          191
   Accrued liabilities.................................................          4,910       (2,119)(1)        2,791
                                                                             ---------    ---------     ------------
           Total current liabilities...................................         13,833      (10,839)           2,994
Long-term debt, less current portion...................................          4,199                         4,199
Deferred Mexican statutory profit sharing and income taxes.............             23          (23)(1)           --
Other long-term liability..............................................          1,776                         1,776
                                                                             ---------    ---------     ------------
           Total liabilities...........................................         19,831      (10,862)           8,969
                                                                             ---------    ---------     ------------
Shareholders' equity:
   Common stock........................................................            210                           210
   Additional paid-in capital..........................................         68,671                        68,671
   Accumulated deficit.................................................        (61,231)          16 (4)      (61,215)
                                                                             ---------    ---------     ------------
           Total shareholders' equity..................................          7,650           16            7,666
                                                                             ---------    ---------     ------------
           Total liabilities and shareholders' equity..................      $  27,481    $ (10,846)    $     16,635
                                                                             =========    =========     ============

Notes:

(1) Reflects the elimination of all assets and assumption of liabilities as of December 31, 2003 associated with our packaged fruit business segment included in the sales transaction.

(2) The $350 represents the cash received at closing and the payment of our transaction fees associated with the sale.

(3) Represents the amount due from Del Monte as the final payment on the sale transaction.

(4)   Represents the pro forma gain resulting from the sale.

CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002 -

                                                                                                   PRO FORMA      PRO FORMA
                                                                                     HISTORICAL   ADJUSTMENTS    CONSOLIDATED
                                                                                     ----------   ------------   ------------
                                                       ASSETS
Current assets:
   Cash and cash equivalents..................................................        $    397    $    (186)(5)   $       211
                                                                                                        350 (6)
                                                                                                       (350)(6)
   Accounts receivable - trade, net...........................................             515         (503)(5)            12
   Accounts receivable - other................................................             245         (245)(5)             -
   Notes receivable...........................................................             310                            310
   Income and value added taxes receivable....................................             482         (482)(5)             -
   Receivable - Del Monte.....................................................               -          600 (7)           600
   Inventories................................................................           4,978       (4,978)(5)             -
   Prepaid expenses...........................................................             148          (32)(5)           116
   Current assets of discontinued operations..................................             952                            952
                                                                                      --------    ---------       -----------
           Total current assets...............................................           8,027       (5,826)            2,201
Property, plant and equipment, net............................................          26,089      (10,427)(5)        15,662
Land lease....................................................................           1,897                          1,897
Deposit on plant facility.....................................................           2,044       (2,044)(5)             -
Other assets..................................................................             212         (169)(5)            43
Long-term assets of discontinued operations...................................           4,506                          4,506
                                                                                      --------    ---------       -----------
           Total assets.......................................................        $ 42,775    $ (18,466)      $    24,309
                                                                                      ========    =========       ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt............................................................        $    100    $               $       100
   Short and long-term debt in default........................................           6,510       (6,510)(5)             -
   Current portion of long-term debt..........................................              28                             28
   Accounts payable - trade ..................................................           3,176       (3,114)(5)            62
   Accrued liabilities........................................................           3,789       (1,485)(5)         2,304
   Current liabilities of discontinued operations.............................           4,076                          4,076
                                                                                      --------    ---------       -----------
           Total current liabilities..........................................          17,679      (11,109)            6,570
Long-term debt, less current portion..........................................           4,622                          4,622
Deferred Mexican statutory profit sharing and income taxes....................           1,443         (237)(5)         1,206
Other long-term liability.....................................................           1,434                          1,434
                                                                                      --------    ---------       -----------
               Total liabilities..............................................          25,178      (11,346)           13,832
                                                                                      --------    ---------       -----------
Shareholders' equity:
   Common stock...............................................................             210                            210
   Additional paid-in capital.................................................          68,671                         68,671
   Accumulated deficit........................................................         (51,284)      (7,120)(8)       (58,404)
                                                                                      --------    ---------       -----------
           Total shareholders' equity.........................................          17,597       (7,120)           10,477
                                                                                      --------    ---------       -----------
           Total liabilities and shareholders' equity.........................        $ 42,775    $ (18,466)      $    24,309
                                                                                      ========    =========       ===========

Notes:

(5) Reflects the elimination of all assets and assumption of liabilities as of December 31, 2002 associated with our packaged fruit business segment included in the sales transaction.

(6) The $350 represents the cash received at closing and the payment of our transaction fees associated with the sale.

(7) Represents the amount due from Del Monte as the final payment on the sale transaction.

(8) Reflects the 2003 pro forma loss from discontinued operations of $(7,077) and the additional loss resulting from the sale.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003

                                                                                           PRO FORMA        PRO FORMA
                                                                          HISTORICAL      ADJUSTMENTS     CONSOLIDATED
                                                                          ----------      ------------    ------------
Net sales..........................................................       $   28,316      $  28,058 (9)   $        258
Cost of products sold..............................................           26,965        (25,393)(9)          1,572(11)
                                                                          ----------      ---------       ------------
Gross profit (loss)................................................            1,351          2,665             (1,314)
Selling, general and administrative expenses.......................            2,126         (2,485)(9)           (359)
Impairment of long-lived assets....................................            5,243         (5,243)(9)              -
                                                                          ----------      ---------       ------------
Income (loss) from operations......................................           (6,018)         5,063               (955)
Other income (expense):
  Interest expense.................................................           (1,028)           738 (9)           (290)
  Other income (expense), net......................................             (338)           375 (9)             37
  Foreign currency translation gain (loss).........................             (269)           712 (9)            443
                                                                          ----------      ---------       ------------
                                                                              (1,635)         1,825                190
                                                                          ----------      ---------       ------------
Loss from continuing operations before income taxes................           (7,653)         6,888               (765)
Income tax expense.................................................              650           (535)(9)            115
                                                                          ----------      ---------       ------------
Loss from continuing operations....................................           (8,303)         7,423               (880)
Discontinued operations:                                                  ----------      ---------       ------------
   Loss from discontinued operations before income taxes...........           (1,630)        (6,888)(10)        (8,518)
   Income tax expense..............................................               14            535(10)            549
                                                                          ----------      ---------       ------------
   Loss from discontinued operations...............................           (1,644)        (7,423)            (9,067)
                                                                          ----------      ---------       ------------
Net loss...........................................................       $   (9,947)     $       -       $     (9,947)
                                                                          ==========      =========       ============

Basic and diluted net loss per share:
   Continuing operations...........................................       $    (0.39)                     $      (0.04)
   Discontinued operations.........................................            (0.08)                            (0.43)
                                                                          ----------                      ------------
Basic and diluted net loss per share...............................       $    (0.47)                     $      (0.47)
                                                                          ==========                      ============

Weighted average shares outstanding  - basic
       and diluted.................................................           21,045                            21,045
                                                                          ==========                      ============

Notes:

(9) Represents the elimination of all 2003 sales, cost of sales, selling, general and administrative expenses, impairment of long-lived assets, other income (expense) and income tax expense associated with our packaged fruit business segment.

(10) Represents the reclassification of the income and expense items eliminated in Note (9) as loss from discontinued operations.

(11) Represents orchard operating costs. Effective April 1, 2003, the company started expensing all operating costs associated with its lemon groves.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002

                                                                                  PRO FORMA         PRO FORMA
                                                                 HISTORICAL      ADJUSTMENTS       CONSOLIDATED
                                                                 ----------      ------------      ------------
Net sales.................................................       $   25,069      $(25,069)(12)     $        --
Cost of products sold.....................................           24,513       (24,513)(12)              --
                                                                 ----------      --------          -----------
Gross profit..............................................              556           556                   --
Selling, general and administrative expenses..............            3,085        (1,980)(12)           1,105
Impairment of long-lived assets...........................            2,516                              2,516
                                                                 ----------      --------          -----------
Loss from operations......................................           (5,045)        1,424               (3,621)
Other income (expense):
  Interest expense........................................             (393)          393(12)               --
  Other income, net.......................................              146          (146)(12)              --
  Foreign currency translation loss.......................             (581)          581(12)               --
                                                                 ----------      --------          -----------
                                                                       (828)          828                   --
                                                                 ----------      --------          -----------
Loss from continuing operations before income taxes.......           (5,873)        2,252               (3,621)
Income tax expense........................................              518          (518)(12)              --
                                                                 ----------      --------          -----------
Loss from continuing operations...........................           (6,391)        2,770               (3,621)
                                                                 ----------      --------          -----------
Discontinued operations:
   Loss from discontinued operations before income taxes..           (1,529)       (2,252)(13)          (3,781)
   Income tax expense.....................................               22           518(13)              540
                                                                 ----------      --------          -----------
   Loss from discontinued operations......................           (1,551)       (2,770)              (4,321)
                                                                 ----------      --------          -----------
Net loss..................................................       $   (7,942)     $     --          $    (7,942)
                                                                 ==========      ========          ===========
Basic and diluted net loss per share:
   Continuing operations..................................       $    (0.31)                       $     (0.17)
   Discontinued operations................................            (0.07)                             (0.21)
                                                                 ----------                        -----------
Basic and diluted net loss per share......................       $    (0.38)                       $     (0.38)
                                                                 ==========                        ===========

Weighted average shares outstanding  - basic and diluted..           21,045                             21,045
                                                                 ==========                        ===========

Notes:

(12) Represents the elimination of all 2002 sales, cost of sales, selling, general and administrative expenses, other income (expense) and income tax expense associated with our packaged fruit business segment.

(13) Represents the reclassification of the income and expense items eliminated in Note (12) as loss from discontinued operations.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001

                                                                                  PRO FORMA         PRO FORMA
                                                                 HISTORICAL      ADJUSTMENTS       CONSOLIDATED
                                                                 ----------      ------------      ------------
Net sales.................................................       $   27,032      $(27,032)(14)     $         --
Cost of products sold.....................................           26,396       (26,396)(14)               --
                                                                 ----------      --------          ------------
Gross profit..............................................              636           636                    --
Selling, general and administrative expenses..............            3,779        (2,382)(14)            1,397
                                                                 ----------      --------          ------------
Loss from operations......................................           (3,143)        1,746                (1,397)
Other income (expense):
  Interest expense........................................             (922)          922(14)                --
  Other expense, net......................................             (129)          129(14)                --
  Gain on forgiveness of debt.............................            2,870        (2,870)(14)               --
  Foreign currency translation gain.......................              140          (140)(14)
                                                                 ----------      --------          ------------
                                                                      1,959        (1,959)                   --
                                                                 ----------      --------          ------------
Loss from continuing operations before income taxes.......           (1,184)          213                (1,397)
Income tax expense........................................            1,233        (1,233)(14)               --
                                                                 ----------      --------          ------------
Loss from continuing operations...........................           (2,417)        1,020                (1,397)
                                                                 ----------      --------          ------------
Discontinued operations:
   Loss from discontinued operations before income taxes..           (6,371)         (213)(15)           (6,158)
   Income tax expense (benefit)...........................              (23)        1,233                 1,210
                                                                 ----------      --------          ------------
   Loss from discontinued operations......................           (6,348)       (1,020)               (7,368)
                                                                 ----------      --------          ------------
Net loss..................................................       $   (8,765)     $     --          $     (8,765)
                                                                 ==========      ========          ============
Basic and diluted net loss per share:
   Continuing operations..................................       $    (0.14)                       $      (0.08)
   Discontinued operations................................            (0.36)                              (0.42)
                                                                 ----------                        ------------
Basic and diluted net loss per share......................       $    (0.50)                       $      (0.50)
                                                                 ==========                        ============

Weighted average shares outstanding  - basic and diluted..           17,618                              17,618
                                                                 ==========                        ============

Notes:

(14) Represents the elimination of all 2001 sales, cost of sales, selling, general and administrative expenses, other income (expense) and income tax expense associated with our packaged fruit business segment.

(15) Represents the reclassification of the income and expense items eliminated in Note (14) as loss from discontinued operations.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      For each quarter during the two fiscal years ended December 31, 2003 (in thousands, except per share data):

                     2003 QUARTERS                             FIRST      SECOND       THIRD      FOURTH       TOTAL
-----------------------------------------------------          ------     -------     -------     -------     -------
                                                                 (1)        (2)         (3)         (4)
Net sales                                                      $7,610     $ 6,923     $ 5,475     $ 8,308     $28,316
Gross profit (loss)                                             1,519        (402)       (584)        818       1,351
Operating income (loss)                                           529        (332)     (1,344)     (4,871)     (6,018)
Income (loss) from continuing operations                           38        (502)     (2,900)     (4,939)     (8,303)
Income (loss) from discontinued operations                       (558)       (823)        151        (414)     (1,644)
Net loss                                                         (520)     (1,325)     (2,749)     (5,353)     (9,947)
Basic and diluted net loss per share                            (0.02)      (0.06)      (0.13)      (0.26)      (0.47)
Weighted average basic and diluted shares outstanding          21,045      21,045      21,045      21,045      21,045

                     2002 QUARTERS                             FIRST      SECOND       THIRD      FOURTH       TOTAL
-----------------------------------------------------          ------     -------     -------     -------     -------
                                                                            (5)         (6)
Net sales                                                      $6,782     $ 7,365     $ 5,036     $ 5,886     $25,069
Gross profit (loss)                                               833        (261)       (781)        765         556
Operating income (loss)                                            51      (1,123)     (1,555)     (2,418)     (5,045)
Income (loss) from continuing operations                           72      (1,467)     (2,137)     (2,859)     (6,391)
Loss from discontinued operations                                (439)       (185)       (162)       (765)     (1,551)
Net loss                                                         (367)     (1,652)     (2,299)     (3,624)     (7,942)
Basic and diluted net loss per share                            (0.02)      (0.08)      (0.11)      (0.17)      (0.38)
Weighted average basic and diluted shares outstanding          21,045      21,045      21,045      21,045      21,045

Notes to unaudited quarterly results of operations:

      (1) The first quarter of 2003 was unfavorably impacted by the recording of a non-cash charge of $232,000 resulting from the write-down of long-lived assets associated with our former pineapple growing operations.

      (2) The second quarter of 2003 was favorably impacted by a non-cash gain of $860,000 from the reversal of previously recorded Mexican deferred profit sharing expense.

      (3) The third quarter of 2003 was unfavorably impacted by $262,000 as a result of recognizing interest on the Bancomext debt at the default rate.

      (4) The fourth quarter of 2003 was unfavorably impacted by a non-cash charge of $5.0 million associated with the impairment of long-lived assets associated with our packaged fruit business segment.

      (5) The second and third quarters of 2002 were negatively impacted by non-cash inventory write-downs of $520,000 and $567,000, respectively, as a result of our decision to discontinue the pineapple growing operations of our packaged fruit business segment.

      (6) The fourth quarter of 2002 was unfavorably impacted by a non-cash charge of $3.1 million associated with the impairment of long-lived assets associated with our discontinued juice and oil business segment and is included in loss from discontinued operations.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

      Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

      As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. ("Frutalamo") under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges, which were associated with our discontinued juice and oil business segment.

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

SCHEDULE II

                             THE UNIMARK GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                              BALANCE AT   CHARGED TO  CHARGED TO
                                              BEGINNING     COST AND     OTHER      DEDUCTIONS    BALANCE AT
           DESCRIPTION                        OF PERIOD     EXPENSES    ACCOUNTS       (1)       END OF PERIOD
--------------------------------              ----------   ----------  ----------   ----------   -------------
Allowance for doubtful accounts:
  Year ended December 31, 2003                $      616           --          --          547   $         69
  Year ended December 31, 2002                $      388          228          --           --   $        616
  Year ended December 31, 2001                $      828           --          --          440   $        388

(1) Represents uncollectible accounts charged against the allowance for doubtful accounts.

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Our company maintains a system of disclosure controls and procedures. The term "disclosure controls and procedures", as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that our company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to our company's management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Our company's Chief Executive Officer and our Chief Financial Officer have evaluated our company's disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K and have concluded that our company's disclosure controls and procedures indicate that a material weakness exists at one of its Mexican subsidiaries. The company is currently addressing these issues and implementing procedures to eliminate these weaknesses, including the hiring of a bilingual controller. (See Item 4. (b) below.)

      With the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2003, we will be filing over ten months past our extension request to April 14, 2004. This filing delay has been caused by several factors, which are as follows -

            - The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2002, by our independent public accountants was finalized on July 25, 2003 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2002 on August 12, 2003. Their quarterly review under SAS 100 of our first quarter 2003 did not commence until shortly after the completion of their audit. Filing of our Form 10-Q for our quarterly periods ended June 30, 2003 and September 30, 2003, were made on March 8, 2004 and August 13, 2004, respectively.

            - As a result of the finalization of the Coca-Cola transaction for the rescission of certain contract rights for the growing and processing of lemons in Mexico, which was completed in April 2003, a detailed analysis of the impact of this transaction on our December 31, 2002 deferred orchard costs was required to assess impairment of these long-lived assets under current accounting literature, which included an expert third party appraisal of the assets which we obtained in June 2003.

            - The company has limited qualified personnel to prepare and file its SEC reports.

            - As part of our company's decision to discontinue the juice division of our juice and oil business segment, we entered into contracts to sell our juice processing plants and related equipment located in Mexico. As a result, additional analysis was required in assessing the impairment of these long-lived assets under current accounting literature.

            - As a result of discontinuing our juice and oil business segment, the company's historical financial statements had to be restated to reflect this discontinuance as discontinued operations.

            - The company went through a further change in control in July 2004, which resulted in further management and director changes.

            - On August 30, 2004, the company sold its packaged fruit business segment, which required the allocation of already limited personnel resources.

            - The review of certain internal control deficiencies by our company's Audit Committee and independent accountants.

            - The replacement of several members of our company's Audit Committee with independent directors.

            - The resignation of certain personnel and their impact on financial statement preparation.

      (b) Changes in Internal Controls

      Our company also maintains a system of internal controls. The term "internal controls", as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our company's financial reporting, the effectiveness and efficiency of our company's operations and our company's compliance with applicable laws and regulations. In connection with the preparation of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003, our management identified certain deficiencies in the company's internal control procedures, one of which would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. The nonmaterial internal control deficiencies were investigated by our previous Audit Committee and our independent accountants and did not result in a material misstatement of our condensed consolidated financial statements. The material weakness, which was concurred by our auditors and Audit Committee, was the result of the company's delay in timely filing its SEC Form 10-Q reports for 2004 and its Form 10-K report for December 31, 2003. Our management and its new Audit Committee have adopted corrective measures, and will be adopting others to address and eliminate this material and nonmaterial deficiencies, which should improve our internal and disclosure controls and timely SEC reporting. These corrective measures include:

            1)    Hiring of a bilingual Vice President of finance.

            2) Improved controls relating to the payment of certain expenses at one of our Mexican subsidiaries.

            3) The hiring of an additional external accounting firm to assist in the preparation of its monthly and quarterly financial statements.

            4) Continued emphasis on the timely receipt of monthly and quarterly financial information from one of our Mexican subsidiaries.

            5) Closer monitoring of the preparation of its monthly and quarterly financial information to assure timely receipt in order timely file its SEC reports.

ITEM  9B. OTHER INFORMATION

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated by reference from the section "Directors and Executive Officers" in our 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers" and "Compensation of Directors" in our 2003 Proxy Statement. Information in the section and subsection titled "Report of The UniMark Group, Inc. Board of Directors Compensation Committee" and "Performance Graph" is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is incorporated by reference from the section "Security Ownership of Principal Shareholders, Directors and Management" in our 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference from the sections "Compensation of Executive Officers," "Compensation of Directors" and "Certain Transactions" in our 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is incorporated by reference from the section "Fees Paid to Auditors" in our 2003 Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) FINANCIAL STATEMENTS

            See Index to Financial Statements (Item 8).

      (a)(2) FINANCIAL STATEMENT SCHEDULES

            See Index to Financial Statements (Item 8).

      (a) REPORTS ON FORM 8-K

On September 1, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the sale of Registrant's packaged fruit business segment.

On October 1, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing Director changes.

On November 18, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the appointment of Operating and Financial Officers.

(c) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
---------   --------------------------------------------------------------------
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

10.2        The UniMark Group, Inc. 1994 Stock Option Plan for Directors (1)

10.3 Stock Exchange Agreement between The UniMark Group, Inc. and the stockholders of Industrias Citricolas de Montemorelos, S.A. de
            C.V.(1)

10.4        Citrus Grove Lease Agreement (1)

10.5        Asset Operating Agreement between the Registrant and Industrias
            Horticolas de Montemorelos, S.A. de C.V.(2)

10.6        Lease agreement among Hector Gerardo Castagne Maitret, Carlos
            Courturier Arellano, Mauro Alberto Salazar Rangel, Miguel Angel
            Salazar Rangel, Alejandrina Trevino Garcia, Gerardo Trevino
            Garcia,Jorge Maitret and Industrias Citricolas de Montemorelos, S.A.
            de C.V.(2)

10.7        Contract of Purchase and Sale between Empacadora Tropifrescos,
            Sociedad Anonima de Capital Variable and Industrias Citricolas de
            Montemorelos, S.A. de C.V.(2)

10.8        Lease Agreement between Industrias Citricolas de Montemorelos, S.A.
            de C.V. and Valpak, S.A. deC.V. dated July 1, 1995(3)

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

10.56    Promissory Note for $110,000 by and among The UniMark Group, Inc.
         and M&M Nominee, LLP, 10%, due July 9, 2003 (22)

10.57    Guaranty Agreement dated as of February 11, 2003, executed by Grupo
         Industrial Santa Engracia, S.A. de C.V. in favor of M&M Nominee, LLC
         (22)

10.58    Promissory Note for $125,000 by and among The UniMark Group, Inc.
         and M&M Nominee,LLC, 10%, due July 9, 2003 (22)

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

10.64    Employment Agreement by and among The UniMark Group, Inc. and
         Ricardo Arturo Herrera Barre dated as of August 28, 2003 (23)

10.65    Purchase Agreement between The UniMark Group, Inc., UniMark Foods,
         Inc., Industrias Citricolas de Montemorelos, S.A. de C.V. and Del
         Monte Corporation dated as of August 30, 2004 (24)

10.66    Stock Purchase, Debt Acknowledgement, Mortgage and Termination
         Obligations Agreement between National Financiera, S.N.C. in its
         Capacity as Financial Trust Institution Capitalization and
         Investment Fund for the Rural Sector, Sierra Ranchos, S.A. De C.V.,
         The UniMark Group, Inc. and Grupo Industrial Santa Engracia, S.A. De
         C.V. dated as of August 4, 2004 (25)

10.67    Stock Option Agreement by and among The UniMark Group, Inc. and
         Jakes Jordaan dated as of October 1, 2004 , with Notice of
         Assignment (25)

21       Subsidiaries of the Registrant (11) (16)

23       Consent of Mancera, S.C., Member Practice of Ernst & Young Global
         (25)

31.1     Certification of Chief Executive Officer Pursuant to Section to
         Section 302 of the Sarbanes-Oxley Act of 2002 (25)

31.2     Certification of Chief Financial Officer Pursuant to Section to
         Section 302 of the Sarbanes-Oxley Act of 2002 (25)

31.3     Certification of Chief Executive Officer and Chief Financial Officer
         Pursuant to Section to Section 906 of the Sarbanes-Oxley Act of 2002
         (25)

----------------
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended, SEC Registration No. 33-78352-D.

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

(20) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(21) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(22) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(23) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(24) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 1, 2004.

(25)  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          The UniMark Group, Inc.
                                                (Registrant)

                                          By: /s/ Jakes Jordaan
                                            --------------------------
                                           Jakes Jordaan
                                           President and Chief Executive Officer
Dated:  February 23, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:

      SIGNATURE                              TITLE                                     DATE
--------------------        --------------------------------------------        -----------------
/s/ Jakes Jordaan           President , Chief Executive Officer                 February 23, 2005
--------------------
    Jakes Jordaan           and Director (Principal Executive Officer)

/s/ David E. Ziegler        Chief Financial Officer (Principal                  February 23, 2005
--------------------
    David E. Ziegler        Financial and Accounting Officer)

/s/ Robert Bobb             Chairman                                            February 23, 2005
--------------------
    Robert Bobb

/s/ Joe McInerney           Director                                            February 23, 2005
--------------------
    Joe McInerney

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
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

10.46    Asset Purchase Agreement dated as of August 25, 2000 by and among
         Del Monte Corporation, UniMark Foods, Inc. and The UniMark Group,
         Inc. (17)

10.47    Promissory Note for $1,800,000 by and among The UniMark Group, Inc.
         and M&M Nominee, L.L.C., 12%, due July 31, 2001 (17)

10.48    Fifth Amendment to the Revolving Loan Agreement with Security
         Interest by and Among Industrial Santa Engracia, S.A. de C.V. as
         Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and
         AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as
         Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria
         Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen
         Boerenleenbank B.A. ,as lender,dated as of September 1, 2000 (17)

10.49    Sixth Amendment to the Revolving Loan Agreement with Security
         Interest by and Among Grupo Industrial Santa Engracia, S.A. de C.V.
         as Borrower, Industrias Citricolas de Montemorelos, S.A. de C.V. and
         AgroMark S.A. de C.V., as Guarantors, The UniMark Group, Inc., as
         Guarantor and Pledgor, Mr. Rafael Vaquero Bazan and Mr. Jose Maria
         Brohez, as Pledgors, and Cooperatieve Centrale-Raiffeissen
         Boerenleenbank B.A.,as lender dated as of January 1, 2001 (17)

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

10.64    Employment Agreement by and among The UniMark Group, Inc. and
         Ricardo Arturo Herrera Barre dated as of August 28, 2003 (23)

10.65    Purchase Agreement between The UniMark Group, Inc., UniMark Foods,
         Inc., Industrias Citricolas de Montemorelos, S.A. de C.V. and Del
         Monte Corporation dated as of August 30, 2004 (24)

10.66    Stock Purchase, Debt Acknowledgement, Mortgage and Termination
         Obligations Agreement Between National Financiera, S.N.C. in its
         Capacity as Financial Trust Institution Capitalization and Invest
         Fund for the Rural Sector, Sierra Ranchos, S.A. De C.V., The UniMark
         Group, Inc. and Grupo Industrial Santa Engracia, S.A. De C.V. dated as of August 4, 2004 (25)

10.67    Stock Option Agreement by and among The UniMark Group, Inc. and
         Jakes Jordaan dated as of October 1, 2004, with Notice of Assignment
         (25)

21       Subsidiaries of the Registrant (11) (16)

23       Consent of Mancera, S.C., Member Practice of Ernst & Young Global
         (25)

31.1     Certification of Chief Executive Officer Pursuant to Section to
         Section 302 of the Sarbanes-Oxley Act of 2002 (25)

31.2     Certification of Chief Financial Officer Pursuant to Section to
         Section 302 of the Sarbanes-Oxley Act of 2002 (25)

31.3     Certification of Chief Executive Officer and Chief Financial Officer
         Pursuant to Section to Section 906 of the Sarbanes-Oxley Act of 2002
         (25)

----------------
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended, SEC Registration No. 33-78352-D.

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

(20) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(21) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated April 16, 2003.

(22) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(23) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(24) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K dated September 1, 2004.

(25)  Filed herewith.