Form 10-Q
period 2004-03-31
UNIMARK GROUP INC
filed 2005-03-30
CIK 922712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-26096

The UniMark Group, Inc.

1425 Greenway Drive, Suite 160
Irving, Texas 75038

Registrant’s telephone number: (972) 518-1155

State of Incorporation	IRS Employer Identification No.

Texas	75-2436543

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

On March 29, 2005, 21,044,828 shares of common stock, $0.01 par value were outstanding.

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	December 31,	March 31,
	2003	2004
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,552	$10,372
Accounts receivable – trade, net of allowance of $69 in 2003 and $18 in 2004	981	1,207
Accounts receivable – other	196	216
Income and value added taxes receivable	448	394
Inventories	4,319	3,727
Prepaid expenses	152	153
Current assets of discontinued operations	598	598

Total current assets	17,246	16,667
Property, plant and equipment, net	8,270	7,867
Land lease, net	1,848	1,831
Other assets	117	37

Total assets	$27,481	$26,402

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short and long-term debt in default	$6,235	$6,160
Current portion of long-term debt	12	5
Accounts payable – trade	2,676	2,158
Accrued liabilities	4,910	4,799

Total current liabilities	13,833	13,122
Long-term debt, less current portion	4,199	4,206
Deferred Mexican statutory profit sharing	23	—
Other long-term liability	1,776	2,051

Total liabilities	19,831	19,379

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 21,044,828 in 2003 and 2004	210	210
Additional paid-in capital	68,671	68,671
Accumulated deficit	(61,231)	(61,858)

Total shareholders’ equity	7,650	7,023

Total liabilities and shareholders’ equity	$27,481	$26,402

See accompanying notes.

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
	(In thousands, except for
	per share amounts)
Net sales	$7,610	$8,711
Cost of products sold	6,091	8,009

Gross profit	1,519	702
Selling, general and administrative expenses	758	883
Impairment of long-lived assets	232	—

Income (loss) from operations	529	(181)
Other income (expense):
Interest expense	(106)	(418)
Other expense, net	(50)	(128)
Foreign currency translation gain (loss)	(179)	210

	(335)	(336)

Income (loss) from continuing operations before income taxes	194	(517)
Income tax expense	156	110

Income (loss) from continuing operations	38	(627)
Loss from discontinued operations, net of income taxes of $9 in 2003	(558)	—

Net loss	$(520)	$(627)

Basic and diluted income (loss) per share:
Continuing operations	$—	$(0.03)
Discontinued business segment	(0.02)	—

Basic and diluted net loss per share	$(0.02)	$(0.03)

See accompanying notes.

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2004
	(In thousands)
Operating Activities of Continuing Operations
Income (loss) from continuing operations	$38	$(627)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	243	294
Deferred Mexican statutory profit sharing	(151)	(23)
Impairment of long-lived assets	232	—
Loss on disposal of property and equipment	135	233
Cash provided by (used in) operating working capital:
Receivables	(332)	(192)
Inventories	60	592
Prepaid expenses	(97)	(1)
Accounts payable and accrued liabilities	139	(629)
Other long-term liability	50	275

Net cash provided by (used in) operating activities	317	(78)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(48)	(107)
Decrease in deposit on plant facility	132	—
Decrease in other assets	91	80

Net cash provided by (used in) investing activities	175	(27)

Financing Activities of Continuing Operations
Proceeds from short-term promissory notes	560	—
Net reductions and payment of short-term debt, short-term and long- term debt in default and current portion of long-term debt	(50)	(82)
Change in long-term debt	(241)	7

Net cash provided by (used in) financing activities	269	(75)

Net cash provided by (used in) discontinued operations	(351)	0
Net (decrease) increase in cash and cash equivalents	410	(180)
Cash and cash equivalents at beginning of period	406	10,552

Cash and cash equivalents at end of period	$807	$10,372

See accompanying notes.

THE UNIMARK GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 — Significant Accounting Policies

     Description of Business: The UniMark Group, Inc., a Texas corporation, (“we,” “us,” “our” and the “company”) is a producer and marketer of high quality branded fruit with substantially all of its operations in Mexico. The company was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, Inc. (“UniMark Foods”) a company that marketed and distributed citrus products in the United States. We conduct substantially all of our operations through our wholly-owned operating subsidiaries. In Mexico, our operating subsidiaries include: Industrias Citricolas de Montemorelos, S.A. de C.V. (“ICMOSA”) and Grupo Industrial Santa Engracia, S.A. de C.V. (“GISE”). In the United States, our subsidiary is UniMark Foods. On August 30, 2004, the company sold its packaged fruit business segment, which included the sale of all outstanding shares of the company’s Mexican subsidiary, ICMOSA (“Del Monte Sale”).

     Historically, we have, for operating and financial reporting purposes, classified our business into two distinct business segments: packaged fruit and juice and oil. Upon the divestiture of our juice and oil division’s remaining assets and the sale of our packaged fruit business segment, our business for operating and financial reporting purposes now consists solely of our fresh lemon business (agricultural segment). We now conduct substantially all of our operations through our Mexican operating subsidiary, GISE, and our newly formed Delaware subsidiary, Sierra Foods, Inc. (“Sierra Foods”).

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

     On August 31, 2000, we sold to Del Monte Foods Company (“Del Monte”) all of our interests in our worldwide rights to the Sunfresh®, Fruits of Four Seasons® and Flavor Fresh™ brands, our McAllen, Texas distribution facility, including certain inventory associated with our retail and wholesale club business, and other property and equipment. Separately, we entered into a 5-year supply agreement with Del Monte under which we were contracted to produce chilled and canned citrus products for Del Monte’s retail and wholesale club markets. Under the terms of the agreement, Del Monte agreed to purchase minimum quantities of our citrus products at agreed upon prices for sale in the United States. We also retained the rights to our foodservice, industrial and Japanese business and were granted by Del Monte a 5-year license for the rights to the Sunfresh®, Fruits of Four Seasons® and Flavor Fresh™ brands for specific areas, including Europe, Asia, the Pacific Rim and Mexico.

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

     Due to the continued unfavorable and volatile worldwide market prices of frozen concentrate orange juice (“FCOJ”) that existed over the past several years and negative long-term prospects for the FCOJ market, we explored various strategic alternatives for our juice and oil business segment. In March 2003, we received formal offers from The Coca-Cola Export Corporation, Mexico Branch (“Coca-Cola”) to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of lemons for aggregate cash payments by Coca-Cola of $16.0 million (“the Coca-Cola transaction”). In

April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. Effective November 2003 we closed the sale of our Victoria juice and oil plant, for a cash payment of $3.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million plus value added taxes of $120,000. As a result of the divestiture of all of our juice and oil processing facilities and related equipment, we no longer have a juice and oil business segment. Our new agricultural business segment consists of our lemon groves.

     After exploring strategic alternatives, including the sale of the lemon groves, in May 2004, we adopted a new business strategy that includes the growing and marketing of fresh lemons. As such, our current business consists of the growing and marketing of our high quality branded fresh lemons.

     Interim Financial Statements: The condensed consolidated financial statements at March 31, 2004, and for the three month periods ended March 31, 2003 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated statements of operations and cash flows for the 2003 periods differ from those previously reported due to the classification of our juice and oil business segment as discontinued operations in 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2004 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Pending Adoption of Recent Accounting Pronouncements:

     Recently issued accounting pronouncements that could have an impact on our company are discussed below.

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges....” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact material on our condensed consolidated financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FSAB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109, “Accounting for Income Taxes” that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS No. 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 both became effective upon issuance. The adoption of FAS 109-1 did not have a material impact on our condensed consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. SFAS 123R is effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, not SFAS No. 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but is not required. The adoption of SFAS No. 123R is not expected to have a significant impact on our condensed consolidated financial position or cash flow, but could impact our future condensed consolidated results of operations depending on our stock price, share-based payments granted in future periods or future modifications to existing share-based plans.

     In December 2004, the FASB issued SFAS No. 153, “Accounting for Nonmonetary Transactions,” an amendment to SFAS No. 29, “Accounting for Nonmentary Transactions.” SFAS No. 153 eliminates certain differences in the guidance of SFAS No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to SFAS No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary assets exchanges occurring in periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact, if any, on our condensed consolidated financial position or results of operations.

NOTE 2 — Liquidity and Capital Resources

     Financial Position:

     At March 31, 2004, our cash and cash equivalents totaled $10.4 million, a decrease of $180,000 from year-end 2003. During the first quarter of 2004, our operating activities from continuing operations used cash of $78,000 primarily from our net loss of $627,000, offset by non-cash charges associated with deprecation and amortization expense and disposal of property and equipment aggregating $527,000. Investing activities from continuing operations used cash of $27,000 principally from capital expenditures of $107,000 offset by a reduction in other assets of $80,000. Net cash used in our financing activities from continuing operations of $75,000 was the result of a net decrease in short and long-term debt. Working capital at March 31, 2004 amounted to $3.5 million, a slight increase from our December 31, 2003 amount of $3.4 million.

     Recent Transactions:

     In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of

$120,000. As of December 31, 2003 and March 31, 2004, current assets of discontinued operations of $598,000 represented the remaining balance owed under the sale. On June 30, 2004, we received final payment of $541,500 in full satisfaction from the Poza Rica sale.

     On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which will be recognized as income in our third quarter of 2004) and changed the repayment terms to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (“CETES”), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

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

NOTE 3 – Short and Long-term Debt

Short-term debt:

     As of December 31, 2003 and March 31, 2004, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export U.S dollar financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. (“Bancomext.”) The outstanding balance, which consisted of six separate notes that became due in various amounts and dates during 2002, were not renewed by Bancomext, and were in default. As of March 31, 2004, unpaid interest under these notes, computed at the default interest rate, was approximately $727,000.

     On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, the Bancomext debt was transferred and retired.

     The Bancomext outstanding balance has been included under the caption “Short and long-term debt in default” in our December 31, 2003 and March 31, 2004 condensed consolidated balance sheets.

Long-term debt:

     During 2002, ICMOSA entered into a restructured U.S dollar loan agreement with Grupo Financiero Banorte (“Banorte”), which amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule required quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $400,000 due over the next twelve months. As of December 31, 2003 and March 31, 2004, $2.7 million was outstanding under the restructured loan agreement. The restructured loan agreement was secured by certain assets of ICMOSA, corporate guarantees by the company and certain covenants that, amongst others, restricted future borrowings and contained a cross-default provision. As a result of the default of the Bancomext loan, we were in default of the Banorte loan agreement and the entire loan balance was included under the caption “Short and long-term debt in default” in our condensed consolidated balance sheets at December 31, 2003 and March 31, 2004.

     On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, the Banorte debt was transferred and retired.

     On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the

FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional lemon grove costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represented the purchase of an equity interest in GISE of approximately 17.6%. Under U.S. GAAP, amounts advanced under the FOCIR Agreement were classified outside equity due to a mandatory redemption provision. As of December 31, 2003 and March 31, 2004, advances under the FOCIR Agreement were $4.2 million ($47.0 million Mexican pesos).

     The terms of the FOCIR Agreement provided for the calculation and accrual of annual accretion using one of two alternative methods. The first method calculated accretion by multiplying the year’s Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determined annual accretion by multiplying GISE’s shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.168 for 2003, and 1.210 for 2004, and then multiplying by the FOCIR equity interest percentage. The calculation that resulted in the greater amount would be the annual accretion amount. Accretion would accumulate over the 9-year period of the prior FOCIR Agreement and would be paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2003 and March 31, 2004, accumulated interest accreted under the FOCIR Agreement amounted to $1.8 million and $2.1 million, respectively, and was classified as a long-term liability in our condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004. The FOCIR Agreement also contained, among other things, certain provisions relating to GISE’s future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which included transferring to the trust GISE common shares that represented 33.4% of GISE’s outstanding shares and the governance of GISE. As of December 31, 2003 and March 31, 2004, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement.

     On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which will be recognized as income in our third quarter of 2004) and changed the repayment terms to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The FOCIR debt is secured by a first lien on our El Cielo lemon grove. Prior to the restructuring of the FOCIR debt, the company was in violation of several of the previous agreement covenants. These defaulted covenants have been eliminated from the new agreement.

     Scheduled maturities of long-term debt at March 31, 2004, as adjusted to reflect the Del Monte transaction and the FOCIR restructuring, are as follows:

Payments
(In thousands)
2004	$—
2005	210
2006	420
2007	631
2008	736
Thereafter	2,209

$4,206

     Certain of our Mexico loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance on the assets and timely presentation of financial information. As of December 31, 2003 and March 31, 2004, approximately $7.0 million of net property, plant and equipment and certain receivables were pledged as collateral under our short and long-term debt agreements. As of August 30, 2004, in conjunction with the debt retirement associated with the Del Monte transaction and the FOCIR debt restructuring, approximately $600,000 is now collateralized under our debt agreements.

NOTE 4 — Related Party Transactions

     Effective September 1, 2000, we entered into an agreement with Promecap, S.C. (“Promecap”) for the services of Emilio Castillo Olea to become our President and Chief Executive Officer at the annual rate of $150,000. As of March 31, 2004, the company owed Promecap $362,500 in connection with this agreement. Mr. Castillo was also a Director of Promecap, a financial advisory services firm to Mexico Strategic Investment Fund Ltd., (“MSIF”), which owned 80% of M&M Nominee, LLC (“M&M Nominee”). M&M Nominee was our largest shareholder (see discussion below). On January 31, 2003, Mr. Castillo resigned his officer positions with our company, and on May 30, 2003, resigned as a Director. In January 2005, the company paid Promecap the amounts owed in connection with Mr. Castillo’s salary.

     On May 20, 2004, the company’s board of directors appointed its then chairman, Jakes Jordaan, to serve as our President and Chief Executive Officer. Mr. Jordaan is a member of the firm Jordaan & Riley, PLLC, which served as the company’s legal counsel.

     On July 7, 2004, we announced that Cardinal UniMark Investors, LP (“Cardinal”) purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF for $0.40 per share. MSIF was a member of UniMark’s controlling shareholder, M&M Nominee, which owned 13,149,274 shares of the company’s common stock. Madera LLC, the other partner in M&M Nominee, retained its 2,629,855 shares of common stock.

     Effective October 1, 2004, the company agreed to pay an affiliate of Cardinal a monthly management fee of $10,000.

     On October 1, 2004, Robert Bobb, an affiliate of Cardinal, was named as chairman of our company’s board and is being compensated at the rate of $10,000 per month. Mr. Jordaan continued as a director.

     Effective December 1, 2004, the company agreed to pay Promecap a monthly fee of $20,000 for financial services.

NOTE 5 — Lemon Groves

     In March 2003, we received formal offers from Coca-Cola to purchase our Victoria juice and oil plant and rescind certain contract rights for the growing and processing of lemons for aggregate cash payments from Coca-Cola of $16.0 million. In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. In this regard, we retained the approximately 7,100 acres of lemon groves, which included all the land, irrigation systems and related agricultural equipment. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007. The proceeds from the rescission of the contract rights were offset against our capitalized orchard development costs during the second quarter of 2003.

     As of March 31, 2004, our lemon groves consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of certain previously planted lemon tree seedlings and used some for replanting of damaged trees. In October 2004, we commenced actively cultivating the plantings that were abandoned in 2003. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

     All costs incurred to plant and maintain our lemon orchards were capitalized and deferred through March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of lemons in April 2003, these deferred and capitalized orchard development costs were reduced by the $12.5 million sale proceeds, and all remaining costs are now being depreciated over their estimated useful lives commencing in the second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year’s yield to total estimated yield over the life of the rescinded supply contract.

     As of March 31, 2004, our lemon groves consisted of the following:

Grove	Location	Hectares	Acreage (A)	Interest
	Gomez Farias,
El Cielo Grove	Tamaulipas, Mexico	725	1,791	Owned
	Cd. Valles,
Flor de Maria Grove	San Luis Potosi, Mexico	2,146	5,301	Leased

(A) One hectare equals approximately 2.47 acres.

     The Flor de Maria grove lease is a 30-year land lease. The property rights associated with the lease were acquired in 1999 from a group of local Mexican landowners, whom acquired the land under the “Ejido” system of land ownership. The lease and purchase price of approximately $1.9 million were prepaid. In late 2001, we formally entered into the 30-year lease agreement with the landowners. Although we are currently in the process of transitioning the lease into a land purchase, we are amortizing the cost over the remaining life of the lease. In connection with transfer of this land, we have received a request from the “Ejido” for the payment of an additional $1.2 million ($12.6 million Mexican pesos).

NOTE 6 — Net Income (Loss) Per Share

     The following table sets forth the computation of our basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2003	2004
	(In thousands, except
	for per share amounts)
Numerator
Income (loss) from continuing operations	$38	$(627)
Loss from discontinued operations	(558)	—

Net loss	$(520)	$(627)

Denominator
Denominator for basic and diluted net loss per share – weighted average shares outstanding	21,045	21,045

Basic and diluted net loss per share:
Continuing operations	$—	$(0.03)
Discontinued operations	(0.02)	—

Basic and diluted net loss per share	$(0.02)	$(0.03)

     We had stock options outstanding of 95,000 and 80,000 at March 31, 2003 and 2004, respectively, which were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 – Inventories

     Inventories consist of the following:

	December 31,	March 31,
	2003	2004
	(In thousands)
Finished Goods — Cut fruit	$3,063	$2,421
Raw materials and supplies	1,181	1,236
Advances to suppliers	75	70

Total	$4,319	$3,727

NOTE 8 — Segment Information

     For operating and financial reporting purposes, we have historically classified our business into two distinct business segments: packaged fruit and juice and oil. With the sales of our juice and oil business segments assets and our packaged fruit segment, our business for operating and financial reporting purposes now consists solely of our fresh lemon business (agricultural segment). We now conduct substantially all of our operations through our Mexican operating subsidiary, GISE and our United States subsidiary, Sierra Foods.

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

	Packaged
	Fruit	Agricultural	Total
	(In thousands)
Three Months Ended March 31, 2004
Revenues from external customers	$8,542	$169	$8,711
Segment profit (loss)	702	(1,103)	(401)

Three Months Ended March 31, 2003
Revenues from external customers	$7,610	$—	$7,610
Segment profit	293	209	502

     The following are reconciliations of reportable segment profit or loss to our consolidated totals.

	Three Months Ended
	March 31,
	2003	2004
	(In thousands)
Total profit (loss) for reportable segments	$502	$(401)
Unallocated corporate general and administrative expenses	(308)	(116)

Income (loss) from continuing operations before income taxes	$194	$(517)

NOTE 9 — Commitments and Contingencies

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. (“Frutalamo”) under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges, which were associated with our discontinued juice and oil business segment.

     Subsequent to December 31, 2000, Frutalamo and certain of its shareholders (collectively, the “Frutalamo Plaintiffs”) initiated legal proceedings in Mexico naming as defendants certain of our Mexican subsidiaries, certain current and former employees, officers and directors of our company and a former contractor. In September 2002, we settled these claims for $125,000 in cash. We have learned that, notwithstanding such settlement, certain claims asserted against us by the Frutalamo Plaintiffs, prior to September 2002, continue to be under review before the Mexican courts. Management denies any wrongdoing in this matter and intends to vigorously contest these claims. The resolution of this matter is not expected to have a material adverse effect on our condensed consolidated financial condition or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

     Our business has changed dramatically. We have sold our juice and oil assets and our packaged fruit business segments. See Item 1, Note 1 – Significant Accounting Policies.

     All costs incurred to plant and maintain our lemon orchards were capitalized and deferred through March 31, 2003. As a result of the rescission of all contract rights and obligation for the growing of lemons in April 2003, these deferred and capitalized orchard development costs were reduced by the $12.5 million sale proceeds from the Coca-Cola transaction, and all remaining costs are being depreciated over their estimated useful lives commencing in the second quarter of 2003. In prior periods, it was determined that these deferred costs would be amortized based on the projected year’s yield to total estimated yield over the life of the rescinded supply contract.

Introduction

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto, and the “Risk Factors” included elsewhere in this Item 2.

Conversion to U.S. GAAP

     We conduct substantially all of our operations through our operating Mexican subsidiaries. ICMOSA was a Mexican corporation whose principal activities consisted of operating citrus processing plants and various citrus groves throughout Mexico. GISE is a Mexican corporation whose principal activities were the operation of two citrus juice and oil processing plants, as well as currently managing our lemon groves. ICMOSA and GISE maintain their accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiaries financial statements have been converted to United States generally accepted accounting principles (“U.S. GAAP”) and U.S. dollars.

     On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA.

     Unless otherwise indicated, all dollar amounts included herein are set forth in U.S. dollars. The functional currency of the company and its subsidiaries is the U.S. dollar.

Critical Accounting Policies

     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, which results in forming the basis for making judgments about the carrying values of our assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

     The critical accounting policies described herein are those that are most important to the depiction of our condensed consolidated financial condition and results of operations and their application requires management’s most subjective judgment in making estimates about the effect of matters that are inherently uncertain. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Allowance for doubtful accounts

     In the normal course of business, we extend credit to our customers on a short-term basis. Although credit risks associated with our customers is considered minimal, we routinely review our accounts receivable balances and make provisions for probable doubtful accounts. In circumstances where management is aware of a specific customer’s inability to meet their financial obligations to us, a specific reserve is provided to reduce the receivable to the amount expected to be collected. Historically, we do not provide a general reserve.

Impairment of Long-Lived Assets

     Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which requires our management to review for impairment its long- lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Prior to January 1, 2002, management determined whether any long-lived assets had been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of.” The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount. In that event, we recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. Changes in our projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on our condensed consolidated financial statements.

Income Taxes

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through March 31, 2004 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

Legal Proceedings and Loss Contingencies

     Our company is involved in routine legal and administrative matters that arise from the normal conduct of business. Some of these matters are not within our control and are difficult to predict and often are resolved over long periods of time. We maintain insurance, including directors’ and officers’ and corporate liability insurance, with third parties to mitigate any loss that is related to certain claims. Loss contingencies are recorded as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS No. 5, “Accounting for Contingencies.”

Cautionary Statement Regarding Forward-Looking Statements

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. For a discussion of these factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under “Risk Factors” starting on page 20 of this Form 10-Q.

Results of Operations

     The following table sets forth certain condensed consolidated financial data expressed as a percentage of net sales for the periods indicated. The financial information and discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In November 2003, with the divesture of our Victoria juice and oil plant, the company discontinued any further operating activities related to its juice and oil business segment. Accordingly, our condensed consolidated statements of operations include the results of operations of our juice and oil business segment in discontinued operations for our 2003 period. In addition, as a result of the sale of our packaged fruit business segment in August 2004, these operations also qualify as discontinued operations and will be reclassified as discontinued operations in our third quarter 2004 condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2003	2004
Net sales	100.0%	100.0%
Cost of products sold	80.0	91.9

Gross profit	20.0	8.1
Selling, general and administrative expenses	10.0	10.1
Impairment of long-lived assets	3.0	—

Income (loss) from operations	7.0	(2.0)
Other income (expense):
Interest expense	(1.4)	(4.8)
Other expense, net	(0.6)	(1.5)
Foreign currency translation gain (loss)	(2.4)	2.4

	(4.4)	(3.9)

Income (loss) from continuing operations before income taxes	2.6	(5.9)
Income tax expense	2.1	1.3

Income (loss) from continuing operations	0.5	(7.2)
Loss from discontinued operations, net of tax	(7.3)	—

Net loss	(6.8)%	(7.2)%

Three Months Ended March 31, 2004 and 2003

Continuing Operations

Net Sales

     Net sales in the 2003 period consist entirely of packaged fruit sales. The 2004 period consists of both packaged fruit and lemon sales. Packaged fruit sales increased in the first quarter of 2004 by $900,000 from $7.6 million in 2003 to $8.5 million in 2004, or 11.8%. This sales increase was primarily caused by increases of $600,000 in our retail sales from $5.7 million in the 2003 period to $6.3 million in the 2004 period, or 10.50% and an increase in our Japan sales of $600,000 from $1.2 million in the 2003 period to $1.8 million in the 2004 period, or 50.0%, but was offset by a $300,000 decrease in our foodservice and Mexico retail sales. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The increase in retail sales was primarily due to the timing of our production schedule for our citrus products and the recent introduction by Del Monte of its new 8oz. cup of fresh red grapefruit, which is sold under their Fruit Naturals® trade name. Typically, given the availability of fresh citrus products. The increase in our Japan sales during the 2004 period was caused by timing differences in shipments compared to the prior year period and to increased demand from the Japanese trading companies that purchase our citrus products.

     Lemon sales amounted to $169,000 in the 2004 period compared to no sales in the comparable 2003 period and were insignificant.

     As a result of the foregoing, net sales increased 14.5% from $7.6 million in the 2003 period to $8.7 million in the 2004 period, or $1.1 million, primarily due to increased sales in our packaged fruit business segment.

Gross profit

     Gross profit, as a percentage of net sales, for packaged fruit sales decreased from 20.0% in the 2003 period to 15.8% in the 2004 period. This gross margin reduction was primarily the result of unfavorable manufacturing and fruit costs as compared to the prior year quarter.

     Gross loss on our agricultural segment for the 2004 period was $651,000 as compared to zero loss in the 2003 period. Effective April 2003, with the consummation of the Coca-Cola transaction, we started expensing all costs associated with our lemon groves. Accordingly, this loss represents our orchard operating costs expensed in the 2004 period, reduced by miscellaneous lemon revenues of $169,000.

     Overall, gross profit as a percentage of net sales, decreased from 20.0% in the 2003 period to 8.1% in the 2004 period due to the decrease in our packaged fruit gross profit and from the expensing of our orchard operating expenses as discussed above.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased from $758,000 in the 2003 period to $883,000 in the 2004 period, or $125,000. This increase was primarily due to the expensing of the administrative expenses associated with our lemon groves in the 2004 period as compared to a deferral of these expenses in the 2003 period.

Impairment of long-lived assets

     Impairment of long-lived assets of $232,000 in the 2003 period represents a non-cash charge that resulted from our decision to discontinue our pineapple growing operations and write-down all long-lived assets associated with these operations to estimated fair value.

Interest expense

     Interest expense increased $312,000 from $106,000 in the 2003 period to $418,000 in the 2004 period, due to interest expense on the Bancomext debt recognized at the default rate, which is payable at twice the stated rate associated with the unpaid notes and expensing the accreted interest on the FOCIR debt which had previously been deferred as part of the costs relating to the development of our lemon groves.

Other expense, net

     Other expense, net increased from $50,000 in the 2003 period to $128,000 in the 2004 period. Both years consist primarily of miscellaneous non-operating income and expense items.

Foreign currency translation gain (loss)

     Foreign currency translation gain (loss), which is primarily a non-cash charge, increased from a net loss of $179,000 in the 2003 period to a net gain of $212,000 in the 2004 period and results primarily from the re-measurement of our foreign subsidiaries financial statements to U.S dollars.

Income tax expense

     Income tax expense decreased from $156,000 in the 2003 period to $110,000 in the 2004 period and consists entirely of asset tax expense. Under Mexican tax laws, our Mexican subsidiaries are required to pay annually an asset tax, which is an alternative minimum tax if the asset tax calculation is greater than income taxes payable for the year and is calculated at 1.8% of assets, less certain liabilities.

Income (loss) from continuing operations

     As a result of the factors noted above, we reported income from continuing operations of $38,000 in the 2003 period and a loss of $627,000 in the 2004 period.

Loss from discontinued operations

     During the fourth quarter of 2003, we discontinued any further operating activities related to our juice and oil business segment, which was no longer considered part of the company’s strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of our juice and oil business segment as discontinued operations in our condensed consolidated statements of operations. As a result, we reported a loss from discontinued operations of $558,000 in the 2003 period.

Net loss

     As a result of the foregoing, we reported net losses of $520,000 in the 2003 period and $627,000 in the 2004 period.

Liquidity and Capital Resources

     Financial Position:

     At March 31, 2004, our cash and cash equivalents totaled $10.4 million, a decrease of $180,000 from year-end 2003. During the first quarter of 2004, our operating activities from continuing operations used cash of $78,000 primarily from our net loss of $627,000, offset by non-cash charges associated with deprecation and amortization expense and disposal of property and equipment aggregating $527,000. Investing activities from continuing operations used cash of $27,000 principally from capital expenditures of $107,000 offset by a reduction in other assets of $80,000. Net cash used in our financing activities from continuing operations of $75,000 was the result of a net decrease in short and long-term debt. Working capital at March 31, 2004 amounted to $3.5 million, a slight increase from our December 31, 2003 amount of $3.4 million.

     Recent Transactions:

     In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of $120,000. On June 30, 2004, we received final payment of $541,500 in full satisfaction from the Poza Rica sale.

     On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which will be recognized as income in our third quarter of 2004) and changed the repayment terms to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005, with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (“CETES”), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

     On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA. In connection with the transaction, we received at closing cash of approximately $350,000 and an additional $600,000 in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired, $3.0 million of other liabilities were transferred and the 5-year supply contract and trademark license agreements were terminated.

Pending Adoption of Recent Accounting Pronouncements:

     Recently issued accounting pronouncements that could have an impact on our company are discussed below.

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges....” SFAS No. 151 requires that those items be recognized as current-

period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact material on our condensed consolidated financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FSAB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109, “Accounting for Income Taxes” that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS No. 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 both became effective upon issuance. The adoption of FAS 109-1 did not have a material impact on our condensed consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. SFAS 123R is effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” not SFAS No. 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but is not required. The adoption of SFAS No. 123R is not expected to have a significant impact on our condensed consolidated financial position or cash flow, but could impact our future condensed consolidated results of operations depending on our stock price, share-based payments granted in future periods or future modifications to existing share-based plans.

     In December 2004, the FASB issued SFAS No. 153, “Accounting for Nonmonetary Transactions,” an amendment to SFAS No. 29, “Accounting for Nonmentary Transactions.” SFAS No. 153 eliminates certain differences in the guidance of SFAS No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to SFAS No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary assets exchanges occurring in periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact, if any, on our condensed consolidated financial position or results of operations.

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

     Lemon production is subject to many risks common to agriculture that can materially and adversely affect the quality and quantity of lemons produced. These hazards include, among other things, adverse weather conditions, such as drought, frost, excessive rain, excessive heat or prolonged periods of cold weather, lack of water and natural disasters, such as hurricanes, floods, droughts, frosts, earthquakes or pestilence. The conditions may affect the supply and could significantly impact the yields of our groves. These conditions can materially and adversely affect the quality and quantity of lemons produced by the company and its profitability. Our orchards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill lemon trees. To the extent a lemon producer’s properties are geographically concentrated; the effects of local weather can be material. Our two groves spread over a distance of approximately 60 miles in northeast Mexico. Accordingly, adverse weather in the future could affect a substantial portion of the company’s groves in any year and have a material adverse effect on the company’s business, financial condition and results of operations.

     Substantially all of our lemon groves are irrigated and a lack of water has not had a materially adverse effect on our growing operations. There can be no assurances that future weather conditions and lack of irrigation water will not have a material adverse effect on the results of our operations and our financial conditions.

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

We face strong competition.

     We operate in a highly competitive market. The fresh lemon market, in which we compete, is highly competitive with respect to price and quality. We face direct competition from Sunkist Growers, Inc., (“Sunkist”), a cooperative of United States citrus growers. Sunkist has substantially greater financial, marketing, personnel and other resources than we do. In addition, we face competition from foreign producers particularly from Chile, Spain and other Mexican growers.

We are subject to governmental and environmental regulations.

     We are subject to numerous domestic and foreign governmental and environmental laws and regulations as a result of our agricultural activities.

     The Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the Environmental Protection Agency and other federal and state regulatory agencies in the United States extensively regulate our activities in the United States. The manufacturing, processing, packing, storage, distribution and labeling of food products are subject to extensive regulations enforced by, among others, the FDA and to inspection by the USDA and other federal, state, local agencies. Applicable statutes and regulations governing food products include “standards of identity” for the content of specific types of foods, nutritional labeling and serving size requirements and under “Good Manufacturing Practices” with respect to production processes. We believe that our products satisfy, and any new products will satisfy all applicable regulations and that all of the ingredients used in our products are “Generally Recognized as Safe” by the FDA for the intended purposes for which they will be used. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our consolidated results of operations and financial condition.

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

     M&M Nominee LLC (“M&M Nominee”) owned 13,149,274 shares of our common stock accounting for 62.48% of all issued and outstanding shares. On July 7, 2004, we announced that Cardinal UniMark Investors, LP, (“Cardinal”), purchased 10,519,419 shares of UniMark common stock in a private transaction from Mexico Strategic Investment Fund Ltd., (“MSIF”) for $0.40 per share. MSIF was a member of UniMark’s controlling shareholder, M&M Nominee. Madera LLC (“Madera”), the other partner in M&M Nominee, retained its 2,629,855 shares of common stock. Cardinal has the contractual right to vote Madera’s shares. As a result, Cardinal has the requisite voting power to significantly affect virtually all decisions made by our company and its shareholders, including the power to elect all directors and to block corporate actions such as amendments to most provisions of our articles of incorporation. This ownership and management structure could inhibit initiatives taken by our company that are not acceptable to Cardinal.

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

     We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. We have a $47.0 million Mexican peso denominated (approximately U.S. $4.2 million) secured term loan with FOCIR. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of our Mexican subsidiaries financial statements. Since the assets and liabilities therein are peso denominated, a falling peso results in a translation loss to the extent there are net peso assets or a translation gain to the extent there are net peso liabilities.

We are subject to governmental laws that relate to ownership of rural lands in Mexico.

     We own or lease, on a long-term basis, approximately 7,100 acres of rural land in Mexico, which are used primarily for growing our lemons. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities. Although we have not experienced any legal disputes with respect to our land ownership, we are transitioning, pursuant to the terms of an existing agreement with an “Ejido” system of land ownership, approximately 5,300 acres of land from a 30-year lease to a land purchase. In connection with transfer of this land, we have received a request from the “Ejido” for the payment of an additional $1.2 million ($12.6 million Mexican pesos).

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

     We have sustained net losses in each of the last seven fiscal years and in the first three months of 2004. As of March 31, 2004 our accumulated deficit was $61.9 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to successfully execute our new business strategy to produce and market fresh lemons. Because we were not profitable in each of the last seven years and during the first three months of 2004, there can be no assurance that we will achieve a profitable level of operations in the remainder of fiscal 2004 and beyond, or, if profitability is achieved that it can be sustained.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income in the United States.

     In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, purchased an additional 6,849,315 shares of our common stock increasing their ownership from 45.2% to 62.48%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss carryforwards where changes occur in the stock ownership of a company. As a result, this limitation allowed us to use only a portion of our pre-change net operating loss carryforwards, which amounted to approximately $17.7 million at December 31, 2003, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we were allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire.

     On July 7, 2004, we announced that Cardinal purchased 10,519,419 shares of UniMark common stock in a private transaction from MSIF. MSIF was a member of UniMark’s controlling shareholder, M&M Nominee, which owned 13,149,274 shares of the company’s common stock. Madera, the other partner in M&M Nominee, retained its 2,629,855 shares of common stock. As a result of this transaction, additional Section 382 limitations could further reduce the amount of our net operating losses available each year to reduce taxable income.

We have been unable to file our Form 10-Q quarterly reports for our second and third quarters of 2004 with the SEC, and material information concerning our current operating results and financial condition is therefore unavailable.

     We have been unable to file our periodic reports with the SEC for our quarters ended June 30, 2004 and September 30, 2004 and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our quarterly reports will become available. When it is, it may reflect changes or trends that are material to our business.

The internal control system at one of our Mexican subsidiaries is ineffective and failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely fashion may have a negative impact on investor confidence.

     Management has concluded that we have a material weakness in internal financial reporting at one of our Mexican subsidiaries which is more fully described in Item 4 of this Form 10-Q. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), beginning with our Annual Report on Form 10-K for our fiscal year ending December 31, 2006, we will be required to assess the effectiveness of our internal controls over financial reporting and report that our internal control over financial reporting is effective. Although we continue to take action to comply with the internal controls, disclosure controls and other requirements of Sarbanes, we have limited qualified personnel to prepare and file our SEC reports and we are not certain that we can complete the documentation of our internal controls as required by Section 404 of Sarbanes and provide our auditors with the required report without assistance of a third party. Resources available in the marketplace and our company’s ability to acquire them will affect our ability to complete the required procedures by the filing deadline of our 2006 Annual Report on Form 10-K.

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

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are set forth above, describe the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting policies are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions, and estimates in our critical accounting policies or different assumptions are used in the future, such events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Risks Relating to Our Common Stock

The delisting from the Over-the-Counter Bulletin Board has further reduced the liquidity and marketability of our common stock and may further depress the market price of our common stock.

     On March 15, 2001, Nasdaq delisted our common stock from The Nasdaq National Market and moved our common stock to the Over-the-Counter Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “UNMG.OB.” On May 29, 2003, our common stock ceased to be quoted for trading on the OTC Bulletin Board, and is presently listed on the “Pink Sheets.” Prices for securities traded solely on the Pink Sheets may be difficult to obtain. As such, our stock has very limited liquidity and marketability. This very limited liquidity, marketability, the reduced public access to quotations for our common stock and lack of a regular trading market for our stock have depressed the market price of our stock. Although we intend to take actions necessary to have our stock included in the OTC Bulletin Board, there can be no assurance that we will be successful. Further, the OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market with significantly less liquidity than other recognized markets such as The Nasdaq Stock Market.

“Penny Stock” regulations may impose restrictions on marketability of our common stock.

     The SEC has adopted regulations which generally define “penny stock” to be any equity security that is not traded on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our securities that are currently included on the OTC Bulletin Board are trading at less than $5.00 per share at any time, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally include investors that have assets in excess of $1.0 million or an individual annual income exceeding $200,000, or, together with the investor’s spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

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

Legislative Actions and Potential De-registration

     In order to comply with the provisions of Sarbanes and related SEC rules, the company may be required to increase its internal controls, hire additional personnel, and engage outside legal, accounting and advisory services, all of which could cause the company’s general and administrative cost to increase. Because the company has less than 200 record holders of its common stock, should the increased burdens of being a reporting company prove to be too great, the company may elect to de-register its common stock with the SEC and discontinue its periodic reporting obligations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

     Our interest expense is most sensitive to changes in the general level of U.S. interest rates and the Certificados de la Testorenia de la Federation (“CETES”) rates. In this regard, changes in these interest rates affect the interest paid on our debt.

     The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligations, as adjusted to reflect the Del Monte transaction and the FOCIR restructuring previously discussed in this Form 10-Q.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(In thousands, except interest rates)

								Estimated
						There-		Fair Value
	2004	2005	2006	2007	2008	after	Total	3/31/04
Long-term debt, including current portion
Fixed rate	$5	$—	$—	$—	$—	$—	$5	$5
Average interest rate	6.9%

Variable rate	$—	$210	$420	$631	$736	$2,209	$4,206	$4,206
Average interest rate		10.8%	10.8%	10.8%	10.8%	10.8%

     At March 31, 2004, U.S. dollar denominated long-term debt amounted to $5,000 as compared to Mexican peso denominated long-term debt of $4.2 million.

     In August 2004, our Mexican peso denominated debt was restructured into a secured term loan. The repayment terms were changed to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus CETES, the Mexican Treasury Bill rate, which was approximately 8.3% at the restructuring date.

     On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, substantially all the U.S. denominated debt was transferred to Del Monte and retired.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     Our company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures”, as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that our company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to our company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. Our company’s Chief Executive Officer and our Chief Financial Officer have evaluated our company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report on Form 10-Q and have concluded that our company’s disclosure controls and procedures indicate that a material weakness exists at one of its Mexican subsidiaries. The company is currently addressing these issues and implementing procedures to eliminate these weaknesses, including the hiring of a bilingual Vice President of finance. (See Item 4. (b) below.)

     With the filing of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2004, we will be filing over ten months past our extension request to May 15, 2004. This filing delay has been caused by several factors, which are as follows –

•	The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2003, by our independent public accountants was finalized on November 15, 2004 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2003 on February 23, 2005.

•	The company has limited qualified personnel to prepare and file its SEC reports.

•	As part of our company’s decision to discontinue the juice division of our juice and oil business segment in 2003, we entered into contracts to sell our juice processing plants and related equipment located in Mexico. As a result, additional analysis was required in assessing the impairment of these long-lived assets under current accounting literature.

•	As a result of discontinuing our juice and oil business segment, the company’s historical financial statements had to be restated to reflect this discontinuance as discontinued operations.

•	The company went through a further change in control in July 2004, which resulted in further management and director changes.

•	On August 30, 2004, the company sold its packaged fruit business segment, which required the allocation of already limited personnel resources.

•	The review of certain internal control deficiencies by our company’s Audit Committee and independent accountants.

•	The replacement of several members of our company’s Audit Committee with independent directors.

•	The resignation of certain personnel and their impact on financial statement preparation.

•	The company changed its independent auditors on March 4, 2005, from Mancera S.C., Member Practice of Ernst & Young Global to KBA Group LLP.

(b)	Changes in Internal Controls

     Our company also maintains a system of internal controls. The term “internal controls”, as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our company’s financial reporting, the effectiveness and efficiency of our company’s operations and our company’s compliance with applicable laws and regulations. In connection with the preparation of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003, our management identified certain deficiencies in the company’s internal control procedures, one of which would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. The nonmaterial internal control deficiencies were investigated by our previous Audit Committee and our independent accountants and did not result in a material misstatement of our condensed consolidated financial statements. The material weakness, which was concurred by our auditors and Audit Committee, was the result of the company’s delay in timely filing its SEC Form 10-Q reports for 2004 and its Form 10-K report for December 31, 2003. Our management and its new Audit Committee have adopted corrective measures, and will be adopting others to address and eliminate this material and nonmaterial deficiencies, which should improve our internal and disclosure controls and timely SEC reporting. These corrective measures include:

1)	Hiring of a bilingual Vice President of finance.

2)	Improved controls relating to the payment of certain expenses at one of our Mexican subsidiaries.

3)	The hiring of an additional external accounting firm hired to assist in the preparation of its monthly and quarterly financial statements.

4)	Continued emphasis on the timely receipt of monthly and quarterly financial information from one of our Mexican subsidiaries.

5)	Closer monitoring of the preparation of its monthly and quarterly financial information to assure timely receipt in order to timely file its SEC reports.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     See Note 3 to our condensed consolidated financial statements for a discussion of our noncompliance with our loan agreements with Bancomext, Banorte and FOCIR. As part of the Del Monte sale on August 30, 2004, the Bancomext and Banorte debt was transferred and retired. The FOCIR debt was restructured on August 4, 2004, and the defaulted covenants were eliminated from the new agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits

See “Exhibit Index” immediately following the signature page.

(b)	Report on Form 8-K

On March 9, 2005, we filed a current report on Form 8-K with the Securities and Exchange Commission announcing a change in our independent registered public accounting firm.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE UNIMARK GROUP, INC.
Registrant

Date: March 30, 2005	/s/ Jakes Jordaan

Jakes Jordaan, President
(Principal Executive Officer)

Date: March 30, 2005	/s/ David E. Ziegler

David E. Ziegler, Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
31.1	Certification of Chief Executive Officer Pursuant to Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002