Form 10-Q
period 2004-06-30
UNIMARK GROUP INC
filed 2005-03-30
CIK 922712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes ☐    No ☑

On March 29, 2005, 21,044,828 shares of common stock, par value $0.01 per share were outstanding.

Part I            Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	December 31,	June 30,
	2003	2004
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,552	$8,685
Accounts receivable – trade, net of allowance of $69 in 2003 and $19 in 2004	981	887
Accounts receivable – other	196	173
Income and value added taxes receivable	448	324
Inventories	4,319	3,396
Prepaid expenses	152	85
Current assets of discontinued operations	598	—

Total current assets	17,246	13,550
Property, plant and equipment, net	8,270	7,862
Land lease, net	1,848	1,814
Other assets	117	21

Total assets	$27,481	$23,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term and long-term debt in default	$6,235	$6,085
Current portion of long-term debt	12	—
Accounts payable — trade	2,676	1,640
Accrued liabilities	4,910	4,414

Total current liabilities	13,833	12,139
Long-term debt, less current portion	4,199	4,093
Deferred Mexican statutory profit sharing	23	—
Other long-term liability	1,776	1,997

Total liabilities	19,831	18,229

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 21,044,828 in 2003 and 2004	210	210
Additional paid-in capital	68,671	68,671
Accumulated deficit	(61,231)	(63,863)

Total shareholders’ equity	7,650	5,018

Total liabilities and shareholders’ equity	$27,481	$23,247

See accompanying notes.

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(In thousands, except for per share amounts)
Net sales	$6,923	$5,088	$14,533	$13,799
Cost of products sold	7,325	5,341	13,416	13,350

Gross profit (loss)	(402)	(253)	1,117	449
Selling, general and administrative expenses	(70)	1,275	688	2,158
Impairment of long-lived assets	—	—	232	—

Income (loss) from operations	(332)	(1,528)	197	(1,709)
Other income (expense):
Interest expense	(104)	(131)	(210)	(549)
Other income (expense), net	1	(78)	(49)	(206)
Foreign currency translation gain (loss)	94	(162)	(85)	48

	(9)	(371)	(344)	(707)

Loss from continuing operations before income taxes	(341)	(1,899)	(147)	(2,416)
Income tax expense	161	106	317	216

Loss from continuing operations	(502)	(2,005)	(464)	(2,632)

Loss from discontinued operations before income taxes	(823)	—	(1,372)	—
Income tax expense	—	—	9	—

Loss from discontinued operations	(823)	—	(1,381)	—

Net loss	$(1,325)	$(2,005)	$(1,845)	$(2,632)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.10)	$(0.02)	$(0.13)
Discontinued operations	(0.04)	—	(0.07)	—

Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.09)	$(0.13)

See accompanying notes.

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2003	2004
	(In thousands)
Operating Activities of Continuing Operations
Loss from continuing operations	$(464)	$(2,632)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,059	602
Deferred Mexican statutory profit sharing	(1,062)	(23)
Impairment of long-lived assets	232	—
Loss on disposal of property and equipment	168	227
Cash provided by (used in) operating working capital:
Receivables	(516)	241
Inventories	891	923
Prepaid expenses	(290)	67
Accounts payable and accrued liabilities	137	(1,532)
Other long-term liability	143	221

Net cash provided by (used in) operating activities	298	(1,906)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(233)	(387)
Proceeds from the rescission of all contract rights relating to the growing and processing of Italian lemons	12,500	—
Decrease in deposit on plant facility	115	—
Decrease in other assets	91	96

Net cash provided by (used in) investing activities	12,473	(291)

Financing Activities of Continuing Operations
Proceeds from short-term promissory notes	560	—
Payment of short-term promissory notes	(660)	—
Net reductions of short-term debt, short and long-term debt in default and current portion of long-term debt	(127)	(162)
Change in long-term debt	131	(106)

Net cash used in financing activities	(96)	(268)

Net cash provided by (used in) discontinued operations	(3,395)	598

Net increase (decrease) in cash and cash equivalents	9,280	(1,867)
Cash and cash equivalents at beginning of period	406	10,552

Cash and cash equivalents at end of period	$9,686	$8,685

See accompanying notes.

THE UNIMARK GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

     Interim Financial Statements: The condensed consolidated financial statements at June 30, 2004, and for the three month and six month periods ended June 30, 2003 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated statements of operations and cash flows for the 2003 periods differ from those previously reported due to the classification of our juice and oil business segment as discontinued operations in 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2 — Liquidity and Capital Resources

     Financial Position:

     At June 30, 2004, our cash and cash equivalents totaled $8.7 million, a decrease of $1.9 million from year-end 2003. During the first six months of 2004, our operating activities from continuing operations used cash of $1.9 million primarily from our net loss of $2.6 million, offset by non-cash charges associated with depreciation expense and disposal of property and equipment aggregating $829,000. Investing activities from continuing operations used cash of $291,000, primarily for the purchase of property and equipment. Net cash used in financing activities from continuing operations of $268,000 was the result of a net decrease in our short and long-term debt. Working capital at June 30, 2004 amounted to $1.4 million, a decrease of $2.0 million from our December 31, 2003 amount of $3.4 million and was due primarily from our loss from continuing operations.

     Recent Transactions:

     In April 2003, we consummated the portion of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, plus value added taxes. Effective November 17, 2003, we closed the sale of our Victoria juice and oil plant to Coca-Cola, for a cash payment of $3.5 million, plus value added taxes. In June 2003, we sold our Poza Rica juice plant to an unaffiliated third party for $1.0 million, plus value added taxes of

$120,000. As of December 31, 2003, current assets of discontinued operations of $598,000 represented the remaining balance owed under the sale. On June 30, 2004, we received final payment of $541,500 in full satisfaction from the Poza Rica sale.

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

NOTE 3 — Short and Long-term Debt

Short-term debt:

     As of December 31, 2003 and June 30, 2004, our Mexican subsidiary, ICMOSA, owed $3.5 million under a secured pre-export U.S dollar financing loan agreement with Banco Nacional de Comercio Exterior, S.N.C. (“Bancomext.”) The outstanding balance, which consisted of six separate notes that became due in various amounts and dates during 2002, were not renewed by Bancomext, and were in default. As of June 30, 2004, unpaid interest under these notes, computed at the default interest rate, was approximately $824,000.

     On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, the Bancomext debt was transferred and retired.

     The Bancomext outstanding balance has been included under the caption “Short and long-term debt in default” in our December 31, 2003 and June 30, 2004 condensed consolidated balance sheets.

Long-term debt:

     During 2002, ICMOSA entered into a restructured U.S dollar loan agreement with Grupo Financiero Banorte (“Banorte”), which amortized the outstanding principal balance over a period of five and one-half years. The loan repayment schedule required quarterly payments of principal and interest (Libor plus 3.50%) through December 31, 2007, with $425,000 due over the next twelve months. As of December 31, 2003 and June 30, 2004, $2.7 million and $2.6 million respectively, were outstanding under the restructured loan agreement. The restructured loan agreement was secured by certain assets of ICMOSA, corporate guarantees by the company and certain covenants that, amongst others, restricted future borrowings and contained a cross-default provision. As a result of the default of the Bancomext loan, we were in default of the Banorte loan agreement and the entire loan balance was included under the caption “Short and long-term debt in default” in our condensed consolidated balance sheets at December 31, 2003 and June 30, 2004.

     On August 30, 2004, the company sold its packaged fruit business segment to Del Monte, which included all of the outstanding shares of ICMOSA. As part of the transaction, the Banorte debt was transferred and retired.

     On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional lemon grove costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represented the purchase of an equity interest in GISE of approximately 17.6%. Under U.S. GAAP, amounts advanced under the FOCIR Agreement were classified outside equity due to a mandatory redemption provision. As of December 31, 2003 and June 30, 2004, advances under the FOCIR Agreement were $4.2 million and $4.1 million ($47.0 million Mexican pesos), respectively.

     The terms of the FOCIR Agreement provided for the calculation and accrual of annual accretion using one of two alternative methods. The first method calculated accretion by multiplying the year’s Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determined annual accretion by multiplying GISE’s shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.168 for 2003, and 1.210 for 2004, and then multiplying by the FOCIR equity interest percentage. The calculation that resulted in the greater amount would be the annual accretion amount. Accretion would accumulate over the 9-year period of the prior FOCIR Agreement and would be paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2003 and June 30, 2004, accumulated interest accreted under the FOCIR Agreement amounted to $1.8 million and $2.0 million, respectively, and was classified as a long-term liability in our condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004. The FOCIR Agreement also contained, among other things, certain provisions relating to GISE’s future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which included transferring to the trust GISE common shares that represented 33.4% of GISE’s outstanding shares and the governance of GISE. As of December 31, 2003 and June 30, 2004, we were not in compliance with certain of the FOCIR Agreement covenants, and accordingly, we were in default of the agreement.

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

     Scheduled maturities of long-term debt at June 30, 2004, as adjusted to reflect the Del Monte transaction and the FOCIR restructuring, are as follows:

Payments
(In thousands)
2004	$—
2005	205
2006	409
2007	614
2008	716
Thereafter	2,149

$4,093

     Certain of our Mexico loan contracts establish restrictions and obligations with respect to the application of funds and require maintenance of insurance on the assets and timely presentation of financial information. As of December 31, 2003 and June 30, 2004, approximately $7.0 million of net property, plant and equipment and certain receivables were pledged as collateral under our short and long-term debt agreements. As of August 30, 2004, in conjunction with the debt retirement associated with the Del Monte transaction and the FOCIR debt restructuring, approximately $600,000 is now collateralized under our debt agreements.

NOTE 4 — Related Party Transactions

     Effective September 1, 2000, we entered into an agreement with Promecap, S.C. (“Promecap”) for the services of Emilio Castillo Olea to become our President and Chief Executive Officer at the annual rate of $150,000. As of June 30, 2004, the company owed Promecap $362,500 in connection with this agreement. Mr. Castillo was also a Director of Promecap, a financial advisory services firm to Mexico Strategic Investment Fund Ltd., (“MSIF”), which owned 80% of M&M Nominee, LLC (“M&M Nominee”). M&M Nominee was our largest shareholder (see discussion below). On January 31, 2003, Mr. Castillo resigned his officer positions with our company, and on May 30, 2003, resigned as a Director. In January 2005, the company paid Promecap the amounts owed in connection with Mr. Castillo’s salary

     On May 20, 2004, the company’s board of directors appointed its then chairman, Jakes Jordaan, to serve as our President and Chief Executive Officer. Mr. Jordaan is a member of the firm Jordaan & Riley, PLLC, which served as the company’s legal counsel.

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

     Effective December 1, 2004, the company agreed to pay Promecap a monthly fee of $20,000 for financial services

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

     As of June 30, 2004, our lemon groves consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of certain planted lemon tree seedlings and used some for replanting of damaged trees. In October 2004, we commenced actively cultivating the plantings that were abandoned in 2003. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited in marketing our lemons solely as fresh fruit until July 30, 2007.

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

     As of June 30, 2004, our lemon groves consisted of the following:

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

NOTE 6 — Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2003	2004		2003	2004
	(In thousands, except for per share amounts)
Numerator
Loss from continuing operations	$(502)		$(2,005)	$(464)	$(2,632)
Loss from discontinued operations	(823)		—	(1,381)	—

Net loss	$(1,325)		$(2,005)	$(1,845)	$(2,632)

Denominator
Denominator for basic net loss per share – weighted average shares outstanding	21,045		21,045	21,045	21,045

Basic and diluted net loss per share:
Continuing operations	$(0.02)	$	$(0.10)	$(0.02)	$(0.13)
Discontinued operations	(0.04)		—	(0.07)	—

Basic and diluted net loss per share	$(0.06)		$(0.10)	$(0.09)	$(0.13)

     We had stock options outstanding of 95,000 and 80,000 at June 30, 2003 and June 30, 2004, respectively, which were not included in their respective periods per share calculations because their effect would have been anti-dilutive.

NOTE 7 – Inventories

     Inventories consist of the following:

	December 31,	June 30,
	2003	2004
	(In thousands)
Finished Goods — Cut fruit	$3,063	$2,033
Raw materials and supplies	1,181	1,210
Advances to suppliers	75	154

Total	$4,319	$3,397

NOTE 8 — Segment Information

     For operating and financial reporting purposes, we have historically classified our business into two distinct business segments: packaged fruit and juice and oil. With the sales of our juice and oil business segments assets and our packaged fruit segment, our business for operating and financial reporting purposes now consists solely of our fresh lemon business (agricultural segment). We now conduct substantially all of our operations through our Mexican operating subsidiary, GISE and our newly-formed subsidiary, Sierra Foods.

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

	Packaged
	Fruit	Agricultural	Total
	(In thousands)
Three Months Ended June 30, 2003
Net sales to external customers	$6,923	$—	$6,923
Segment profit (loss)	(355)	398	43

Three Months Ended June 30, 2004
Net sales to external customers	$5,084	$4	$5,088
Segment loss	(750)	(1,147)	(1,897)

Six Months Ended June 30, 2003
Net sales to external customers	$14,533	$—	$14,533
Segment profit (loss)	(62)	607	545

Six Months Ended June 30, 2004
Net sales to external customers	$13,626	$173	$13,799
Segment loss	(48)	(2,250)	(2,298)

     The following are reconciliations of reportable segment profit or loss to our consolidated totals.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
	(In thousands)
Total profit (loss) for reportable segments	$43	$(1,897)	$545	$(2,298)
Unallocated corporate expenses - General and administrative	(384)	(2)	(692)	(118)

Loss from continuing operations before income taxes	$(341)	$(1,899)	$(147)	$(2,416)

NOTE 9 — Commitments and Contingencies

     Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. (“Frutalamo”) under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges which were associated with our discontinued juice and oil business segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

     Our business has changed dramatically. We have sold our juice and oil business segments assets and our packaged fruit business segment. See Item 1, Note 1 – Significant Accounting Policies.

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

Impairment of Long-Lived Assets

     Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which requires our management to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Prior to January

1, 2002, management determined whether any long-lived assets had been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of.” The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount. In that event, we recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. Changes in our projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on our condensed consolidated financial statements.

Income Taxes

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through June 30, 2004 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

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

Cautionary Statement Regarding Forward-Looking Statements

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. For a discussion of these factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under “Risk Factors” starting on page 22 of this Form 10-Q.

Results of Operations

     The following table sets forth certain condensed consolidated financial data expressed as a percentage of net sales for the periods indicated. The financial information and discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The discussion following the table is provided separately for continuing and discontinued operations. In November 2003, with the divesture of our Victoria juice and oil plant, the company discontinued any further operating activities related to its juice and oil business segment. Accordingly, our condensed consolidated statements of operations include the results of operations of our juice and oil business segment in discontinued operations for our 2003 periods. In addition, as a result of the sale of our packaged fruit business segment in August 2004, these operations also qualify as discontinued operations and will be reclassified as discontinued operations in our third quarter 2004 condensed consolidated financial statements.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	105.8	105.0	92.3	96.8

Gross profit (loss)	(5.8)	(5.0)	7.7	3.2
Selling, general and administrative expenses	(1.0)	25.0	4.7	15.6
Impairment of long-lived assets	—	—	1.6	—

Income (loss) from operations	(4.8)	(30.0)	1.4	(12.4)
Other income (expense):
Interest expense	(1.5)	(2.6)	(1.4)	(3.9)
Other income (expense), net	—	(1.5)	(0.4)	(1.5)
Foreign currency translation gain (loss)	1.4	(3.2)	(0.6)	0.3

	(0.1)	(7.3)	(2.4)	(5.1)

Loss from continuing operations before income taxes	(4.9)	(37.3)	(1.0)	(17.5)
Income taxes	2.3	2.1	2.2	1.6

Loss from continuing operations	(7.2)	(39.4)	(3.2)	(19.1)
Loss from discontinued operations, net of tax	(11.9)	—	(9.5)	—

Net loss	(19.1)%	(39.4)%	(12.7)%	(19.1)%

Three Months Ended June 30, 2004 and 2003

Continuing Operations

Net sales

     Net sales in the 2003 period consist entirely of packaged fruit sales. The 2004 period consists of both packaged fruit and lemon sales. Packaged fruit net sales decreased $1.8 million from $6.9 million in 2003 to $5.1 million in 2004, or 26.1%. This sales decrease was primarily caused by a decrease in our retail sales of $1.9 million from $5.7 million in 2003 to $3.8 million in 2004, or 33.3%. Our foodservice and Japanese sales in the 2004 period were comparable to the prior year quarter. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. The decrease in retail sales was primarily due to the timing of our production schedule for our citrus products sold to Del Monte.

     Lemon net sales were only $4,000 in the 2004 period as compared to no sales in the comparable period in the previous year and were insignificant.

     As a result of the foregoing, net sales decreased from $6.9 million in the 2003 period to $5.1 million in the 2004 period, or 26.1% due primarily to decreases in our retail sales in our packaged fruit business segment.

Gross profit (loss)

     Gross profit, as a percentage of net sales, in our packaged fruit segment, improved from less than one percent in the 2003 period to 4.5% in the 2004 period. This increase was primarily the result of an improvement of approximately $240,000 in ICMOSA’s unfavorable manufacturing variance in the current period as compared to the prior year period.

     Gross loss on our agricultural segment for the 2004 period was $483,000 as compared to a gross loss of $422,000 in the 2003 period. Effective April 2003 with the consummation of the Coca-Cola transaction, we started expensing all costs associated with our lemon groves. Accordingly, these losses represent our orchard operating expenses expensed in each quarter.

     Gross profit overall improved slightly as a percent of net sales from a loss of 5.8% in the 2003 period to a loss of 5.0% in the 2004 period due to the factors discussed above.

Selling, general and administrative expenses

     Selling, general and administrative expenses (“SG&A”) increased from a gain of $70,000 in the 2003 period to an expense of $1.3 million in the 2004 period. This increase was primarily caused by a non-recurring gain in the 2003 period of $896,000 resulting from the reversal of previously recorded Mexican deferred profit sharing expenses (“PTU”), as required under generally accepted accounting principles and the expensing of our orchard SG&A costs. This non-recurring gain in the 2003 period was caused by the calculation method of determining the PTU liability, which allowed the $12.5 million proceeds from the Coca-Cola transaction to be offset against prior net operating losses at GISE.

Interest expense

     Interest expense increased slightly from $104,000 in the 2003 period to $131,000 in the 2004 period.

Other income (expense), net

     Other income (expense), net increased from net income of $1,000 in the 2003 period to net expense of $78,000 in the 2004 period. Both periods consist primarily of miscellaneous non operating income and expense items.

Foreign currency translation gain (loss)

     Foreign currency translation gain (loss) decreased from a net gain of $94,000 in the 2003 period to a net loss of $162,000 in the 2004 period and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars.

Income tax expense

     Income tax expense decreased from $161,000 in the 2003 period to $106,000 in the 2004 period and consists entirely of asset tax expense. Under Mexican tax laws, our Mexican subsidiaries are required to pay annually an asset tax, which is an alternative minimum tax if the asset tax calculation is greater than income taxes payable for the year and is calculated at 1.8% of assets less certain liabilities.

Loss from continuing operations

     As a result of the factors noted above, we reported losses from continuing operations of $502,000 in the 2003 period and $2.0 million in the 2004 period.

Loss from discontinued operations

     During the fourth quarter of 2003 we discontinued any further operating activities related to our juice and oil business segment, which was no longer considered part of the company’s strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of our juice and oil business segment as discontinued operations in our condensed consolidated statements of operations. As a result, we reported a loss from discontinued operations of $823,000 in the 2003 period.

Net loss

     As a result of the foregoing, we reported net losses of $1.3 million in the 2003 period and $2.0 million in the 2004 period.

Six Months Ended June 30, 2004 and 2003

Continuing Operations

Net sales

     Net sales in the 2003 period consist entirely of packaged fruit sales. The 2004 period consists of both packaged fruit and lemon sales. Packaged fruit sales decreased by $900,000 from $14.5 million in 2003 to $13.6 million in 2004, or 6.2%. This sales decrease was caused by decreases in our retail sales of $1.2 million from $11.3 million in 2003 to $10.1 million in the 2004 period, or 10.6%, but was offset by an increase in our Japan sales of $600,000 from $1.8 million in 2003 to $2.4 million in 2004, or 33.3%. Retail sales consist primarily of sales to Del Monte, which includes both retail and wholesale club products. This retail sales decrease was attributable to the timing of our production schedule for our citrus products sold to Del Monte. The increase in our Japan sales during the 2004 period was caused by timing differences in shipments compared to the prior year period and increased demand in Japan for our citrus products.

     Lemon net sales amounted to $173,000 in the first six months of 2004 compared to no net sales in the comparable period in the previous year and were insignificant.

     As a result of the foregoing, net sales decreased from $14.5 million in the 2003 period to $13.8 million in the 2004 period, or 4.8% due to decreases in our retail sales in our packaged fruit business segment.

Gross profit

     Gross profit, as a percentage of net sales, in our packaged fruit segment improved slightly from 10.6% in the 2003 period to 11.6% in the 2004 period.

     Gross loss on our agricultural segment for the 2004 period was $1.1 million as compared to a gross loss of $422,000 in the 2003 period. Effective April 2003 with the consummation of the Coca-Cola transaction, we started expensing all costs associated with our lemon groves. Accordingly, these losses represent our orchard operating costs expensed in each period.

     Gross profit overall decreased as a percent of net sales from 7.7% in the 2003 period to 3.2% in the 2004 period due to the factors discussed above.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased $1.5 million from $688,000 in the 2003 period to $2.2 million in the 2004 period. This increase was primarily caused by a non-recurring gain in the 2003 period of $896,000 resulting from the reversal of previously recorded Mexican deferred profit sharing expenses (“PTU”), as required under generally accepted accounting principles. This non-recurring gain in the 2003 period was caused primarily by the calculation method of determining the PTU liability, which allowed the $12.5 million proceeds from the Coca-Cola transaction to be offset against prior net operating losses at GISE.

Impairment of long-lived assets

     Impairment of long-lived assets of $232,000 in the 2003 period represents a non-cash charge that resulted from our decision to discontinue our pineapple growing operations and write-down all long-lived assets associated with these operations to estimated fair value.

Interest expense

     Interest expense increased from $210,000 in the 2003 period to $549,000 in the 2004 period, or $339,000. This resulted primarily from the change in the capitalization of interest costs associated with our

Lemon groves, to expensing these costs in the current period and in recording interest expense on the Bancomext debt at the default rate which is twice the stated rate.

Other income (expense), net

     Other income (expense), net increased from a net expense of $49,000 in the 2003 period to a net expense of $206,000 in the 2004 period. Both periods consist primarily of miscellaneous non-operating income and expense items.

Foreign currency translation gain (loss)

     Foreign currency translation gain (loss) increased from a net loss of $85,000 in the 2003 period to a net gain of $48,000 in the 2004 period and result primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars.

Income tax expense

     Income tax expense decreased from $317,000 in the 2003 period to $216,000 in the 2004 period and consists entirely of asset tax expense. Under Mexican tax laws, our Mexican subsidiaries are required to pay annually an asset tax, which is an alternative minimum tax if the asset tax calculation is greater than income taxes payable for the year and is calculated at 1.8% of assets less certain liabilities.

Loss from continuing operations

     As a result of the factors noted above, we reported losses from continuing operations of $464,000 in the 2003 period and $2.6 million in 2004 period.

Loss from discontinued operations

     During the fourth quarter of 2003 we discontinued any further operating activities related to our juice and oil business segment, which was no longer considered part of the company’s strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of our juice and oil business segment as discontinued operations in our condensed consolidated statements of operations. As a result, we reported a loss from discontinued operations of $1.4 million in the 2003 period.

Net loss

     As a result of the foregoing, we reported net losses of $1.8 million in the 2003 period and $2.6 million in 2004 period.

Liquidity and Capital Resources

     Financial Position:

     At June 30, 2004, our cash and cash equivalents totaled $8.7 million, a decrease of $1.9 million from year-end 2003. During the first six months of 2004, our operating activities from continuing operations used cash of $1.9 million primarily from our net loss of $2.6 million, offset by non-cash charges associated with depreciation expense and disposal of property and equipment aggregating $829,000. Investing activities from continuing operations used cash of $291,000, primarily for the purchase of property and equipment. Net cash used in financing activities from continuing operations of $268,000 was the result of a net decrease in our short and long-term debt. Working capital at June 30, 2004 amounted to $1.4 million, a decrease of $2.0 million from our December 31, 2003 amount of $3.4 million and was due primarily from our loss from continuing operations.

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

     On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, ICMOSA. In connection with the transaction, we received at closing cash of approximately $350,000 and an additional $600,000, less recording expenses of approximately $50,000 in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired, $3.0 million of other liabilities were transferred and the 5-year supply contract and trademark license agreements were terminated.

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

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FSAB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in SFAS No. 109, “Accounting for Income Taxes” that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for SFAS No. 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 both became effective upon issuance. The adoption of FAS 109-1 did not have a material impact on our condensed consolidated financial position or results of operations

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. SFAS 123R is effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” not SFAS No. 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but is not required. The adoption of SFAS No. 123R is not expected to have a significant impact on our condensed consolidated financial position or cash flow, but could impact our future condensed consolidated results of operations depending on our stock price, share-based payments granted in future periods or future modifications to existing share-based plans.

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

     We have sustained net losses in each of the last seven fiscal years and in the first six months of 2004. As of June 30, 2004 our accumulated deficit was $63.9 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to successfully execute our new business strategy to produce and market fresh lemons. Because we were not profitable in each of the last seven years and during the first six months of 2004, there can be no assurance that we will achieve a profitable level of operations in the remainder of fiscal 2004 and beyond, or, if profitability is achieved that it can be sustained.

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

We have been unable to file our Form 10-Q quarterly report for our third quarter of 2004 with the SEC, and material information concerning our current operating results and financial condition is therefore unavailable.

     We have been unable to file our periodic reports with the SEC for our quarter ended September 30, 2004 and the information to be contained therein is unavailable at this time. We cannot predict how soon complete financial and operational information relating to our third quarter 2004 report will become available. When it is, it may reflect changes or trends that are material to our business.

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

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(In thousands, except interest rates)

								Estimated
						There-		Fair Value
	2004	2005	2006	2007	2008	after	Total	6/30/04
Long-term debt, including current portion
Variable rate	$ —	$204	$409	$614	$716	$2,150	$4,093	$4,093
Average interest rate		10.8%	10.8%	10.8%	10.8%	10.8%

     At June 30, 2004, the above debt consisted entirely of Mexican peso denominated debt.

     In August 2004, our Mexican peso denominated debt was restructured into a secured term loan. The repayment terms were changed to a seven year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus CETES, the Mexican Treasury Bill rate, which was approximately 8.3% at the restructuring date.

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

     With the filing of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, we will be filing over seven months past our extension request to August 14, 2004. This filing delay has been caused by several factors, which are as follows –

•	The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2003, by our independent public accountants was finalized on November 15, 2003 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2003 on February 23, 2005.

•	The company has limited qualified personnel to prepare and file its SEC reports.

•	As part of our company’s decision to discontinue the juice division of our juice and oil business segment, we entered into contracts to sell our juice processing plants and related equipment located in Mexico. As a result, additional analysis was required in assessing the impairment of these long-lived assets under current accounting literature.

•	As a result of discontinuing our juice and oil business segment, the company’s historical financial statements had to be restated to reflect this discontinuance as discontinued operations.

•	The company went through a further change in control in July 2004 which resulted in further management and director changes.

•	On August 30, 2004, the company sold its packaged fruit business segment which required the allocation of already limited personnel resources.

•	The review of certain internal control deficiencies by our company’s Audit Committee and independent accountants.

•	The replacement of several members of our company’s Audit Committee with independent directors.

•	The resignation of certain personnel and their impact on financial statement preparation.

•	The company changed its independent auditors on March 4, 2005, from Mancera S.C., Member Practice of Ernst & Young Global to KBA Group LLP.

     (b) Changes in Internal Controls

     Our company also maintains a system of internal controls. The term “internal controls”, as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our company’s financial reporting, the effectiveness and efficiency of our company’s operations and our company’s compliance with applicable laws and regulations. In connection with the preparation of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003, our management identified certain deficiencies in the company’s internal control procedures, one of which would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. The nonmaterial internal control deficiencies were investigated by our previous Audit Committee and our independent accountants and did not result in a material misstatement of our condensed consolidated financial statements. The material weakness, which was concurred by our auditors and Audit Committee, was the result of the company’s delay in timely filing its SEC Form 10-Q reports for 2004 and its Form 10-K report for December 31, 2003. Our management and its new Audit Committee have adopted corrective measures, and will be adopting others to address and eliminate this material and nonmaterial deficiencies, which should improve our internal and disclosure controls and timely SEC reporting. These corrective measures include:

1)	Hiring of a bilingual controller.

2)	Improved controls relating to the payment of certain expenses at one of our Mexican subsidiaries.

3)	The hiring of an additional external accounting firm hired to assist in the preparation of its monthly and quarterly financial statements.

4)	Continued emphasis on the timely receipt of monthly and quarterly financial information from one of our Mexican subsidiaries.

5)	Closer monitoring of the preparation of its monthly and quarterly financial information to assure timely receipt in order to timely file its SEC reports.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

     As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges which were associated with our discontinued juice and oil business segment.

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