Form 10-Q
period 2004-09-30
UNIMARK GROUP INC
filed 2005-03-31
CIK 922712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On March 30, 2005, 21,044,828 shares of common stock, par value $0.01 per share were outstanding.

Part I            Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	December 31,	September 30,
	2003	2004
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,256	$7,163
Accounts receivable – trade, net of allowance of $63 in 2003 and $62 in 2004	336	2,068
Accounts receivable – other	34	576
Income and value added taxes receivable	76	269
Inventories	—	522
Prepaid expenses	69	76
Current assets of discontinued operations	6,475	—

Total current assets	17,246	10,674
Property, plant and equipment, net	2,759	2,875
Land lease, net	1,848	1,798
Other assets	12	13
Long-term assets of discontinued operations	5,616	—

Total assets	$27,481	$15,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12	$—
Accounts payable - trade	190	124
Accrued liabilities	2,792	2,930
Current liabilities of discontinued operations	10,839	—

Total current liabilities	13,833	3,054
Long-term debt, less current portion	4,199	4,130
Other long-term liability	1,776	—
Long-term liabilities of discontinued operations	23	—

Total liabilities	19,831	7,184

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 21,044,828 in 2003 and 2004	210	210
Additional paid-in capital	68,671	68,671
Accumulated deficit	(61,231)	(60,705)

Total shareholders’ equity	7,650	8,176

Total liabilities and shareholders’ equity	$27,481	$15,360

See accompanying notes.

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(In thousands, except for per share amounts)
Net sales	$—	$3,045	$—	$3,218
Cost of products sold	423	1,546	845	2,853

Gross profit (loss)	(423)	1,499	(845)	365
Selling, general and administrative expenses	338	1,109	186	1,986

Income (loss) from operations	(761)	390	(1,031)	(1,621)
Other income (expense):
Interest expense	(220)	(82)	(220)	(359)
Gain on forgiveness of debt	—	2,034	—	2,034
Other income (expense), net	20	21	25	(3)
Foreign currency translation loss	(414)	(13)	(234)	(69)

	(614)	1,960	(429)	1,603

Income (loss) from continuing operations before income taxes	(1,375)	2,350	(1,460)	(18)
Income tax expense	—	—	5	—

Income (loss) from continuing operations	(1,375)	2,350	(1,465)	(18)

Loss from discontinued operations before gain from sale of packaged fruit business segment and income taxes	(1,211)	(999)	(2,645)	(1,263)
Gain from sale of packaged fruit business segment	—	1,807	—	1,807

Income (loss) of discontinued operations before income taxes	(1,211)	808	(2,645)	544
Income tax expense of discontinued operations	163	—	484	—

Income (loss) from discontinued operations	(1,374)	808	(3,129)	544

Net income (loss)	$(2,749)	$3,158	$(4,594)	$526

Basic and diluted income (loss) per share:
Continuing operations	$(0.07)	$0.11	$(0.07)	$—
Discontinued operations	(0.06)	0.04	(0.15)	0.02

Basic and diluted net loss per share	$(0.13)	$0.15	$(0.22)	$0.02

See accompanying notes.

THE UNIMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2004
	(In thousands)
Operating Activities of Continuing Operations
Loss from continuing operations	$(1,465)	$(18)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Gain on forgiveness of debt	—	(2,034)
Depreciation and amortization	549	286
Deferred Mexican statutory profit sharing	(1,078)	—
Loss on disposal of property and equipment	—	22
Cash provided by (used in) operating working capital:
Receivables	234	(2,467)
Inventories	—	(522)
Prepaid expenses	63	(7)
Accounts payable and accrued liabilities	187	72
Other long-term liability	507	258

Net cash used in operating activities	(1,003)	(4,410)

Investing Activities of Continuing Operations
Purchases of property, plant and equipment	(261)	(374)
Proceeds from the rescission of all contract rights relating to the growing and processing of Italian lemons	12,500	—
Decrease in other assets	—	(1)

Net cash (used in) provided by investing activities	12,239	(375)

Financing Activities of Continuing Operations
Payment of short-term promissory notes	(100)	—
Net reduction of current portion of long-term debt	(9)	(12)
Change in long-term debt	(267)	(69)

Net cash used in financing activities	(376)	(81)

Net cash provided by (used in) discontinued operations	(3,493)	1,773

Net increase (decrease) in cash and cash equivalents	7,367	(3,093)
Cash and cash equivalents at beginning of period	211	10,256

Cash and cash equivalents at end of period	$7,578	$7,163

See accompanying notes.

THE UNIMARK GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

NOTE 1 — Significant Accounting Policies

     Description of Business: The UniMark Group, Inc., a Texas corporation, (“we,” “us,” “our” and the “company”) is a grower and marketer of fresh lemons, with all of its growing operation in Mexico. The company was organized in 1992 to combine the packaged fruit operations of a Mexican citrus and tropical fruit processor, which commenced operations in 1974, with UniMark Foods, Inc., a company that marketed and distributed citrus products in the United States. We now conduct substantially all of our operations through our wholly-owned operating subsidiaries and operate in one business segment, our agricultural business segment. In Mexico, our operating subsidiary is Grupo Industrial Santa Engracia, S.A. de C.V. (“GISE”). In the United States, our subsidiary is Sierra Foods, Inc (“Sierra Foods”).

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

     On August 30, 2004, we sold our packaged fruit business segment to Del Monte in a transaction valued at approximately $11.0 million. The transaction included the sale of all outstanding shares of our Mexican subsidiary, Industrias Citricolas de Montemorelosa, S.A. de C.V. (“ICMOSA”). In connection with the transaction, we received at closing, cash of approximately $350,000 and an additional $600,000, less recording expenses of approximately $50,000, in November 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired, $3.0 million of other liabilities were transferred and the 5-year supply contract and trademark license agreements were terminated.

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

     After exploring strategic alternatives, including the sale of the lemon groves, in May 2004, we adopted a new business strategy that includes the growing and marketing of fresh lemons. As such, our current business consists of the growing and marketing of fresh lemons.

     Interim Financial Statements: The condensed consolidated financial statements at September 30, 2004, and for the three month and nine month periods ended September 30, 2003 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated statements of operations and cash flows for the 2003 periods differ from those previously reported due to the classification of our juice and oil and packaged fruit business segments as discontinued operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of future financial results.

     Year End Balance Sheet: The condensed consolidated balance sheet at December 31, 2003, which was derived from the audited consolidated financial statements at that date, has been reclassified to reflect the discontinuance of our packaged fruit business during the third quarter of 2004, and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Pending or Adoption of Recent Accounting Pronouncements:

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

NOTE 2 — Discontinued Operations

      For the three and nine month periods ended September 30, 2003 and 2004, the components of our income (loss) from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
		(In thousands)
Income (loss) from discontinued operations
Juice and oil business segment	$151	$—	$(1,230)	$—
Packaged fruit business segment	(1,525)	(999)	(1,899)	(1,263)
Gain from sale of packaged fruit business segment	—	1,807	—	1,807

Income (loss) from discontinued operations	$(1,374)	$808	$(3,129)	$544

      In the fourth quarter of 2003, the company recorded a non-cash charge of approximately $5.0 million which represented the write-down of all the long-lived assets of its Mexican subsidiary ICMOSA to the estimated fair market value of $350,000 (See Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 for a further discussion of this write-down.) Additionally, the company’s carrying value of its investment in ICMOSA at December 31, 2003, was also reduced to $350,000. On August 30, 2004, the company sold its packaged fruit business segment, which included the sale of all outstanding shares of ICMOSA. The sale of the ICMOSA shares was consistent with the estimated fair value.

      As of December 31, 2003, assets and liabilities of discontinued operations consisted of the following (in thousands):

Cash	$296
Receivables	1,813
Inventory	4,366

Total current assets	6,475

Property, plant and equipment	5,511
Other long-term assets	105

Total long-term assets	5,616

Bank Debt	6,235
Accounts payable	2,485
Accrued liabilities	2,119

Total current liabilities	10,839

Other long-term liability	23

NOTE 3 — Liquidity and Capital Resources

     Financial Position:

     At September 30, 2004, our cash and cash equivalents totaled $7.2 million, a decrease of $3.1 million from year-end 2003. During the first nine months of 2004, our operating activities from continuing operations used cash of $4.0 million primarily from an increase in our trade receivables of $2.5 million and the non-cash reduction of our accreted interest expense accrual of $1.8 million. Investing activities from continuing operations used cash of $375,000, primarily for the purchase of property and equipment. Net cash used in financing activities from continuing operations of $81,000 was the result of a net change in our other long-term liability. Working capital at September 30, 2004 amounted to $7.6 million, an increase of $4.2 million from our December 31, 2003 amount of $3.4 million and was due primarily from the sale of all outstanding shares of our Mexican subsidiary, ICMOSA, to Del Monte in August 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired and approximately $3.0 million of other liabilities were also transferred.

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

     On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexico peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which was recognized as income in the third quarter of 2004) and changed the repayment terms to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (“CETES”), the Mexican Treasury Bill rate, which was approximately 8.6% at September 30, 2004. The FOCIR debt is secured by a first lien on our El Cielo lemon grove.

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

NOTE 4 – Long-term Debt

     On February 21, 2000, we entered into a $48.0 million Mexican pesos (U.S. $5.1 million at the exchange rate in effect at that time), 9-year term financing agreement with FOCIR. Under the terms of the FOCIR Agreement, FOCIR agreed to provide up to $48.0 million Mexican pesos to fund additional lemon grove costs, which included land preparation, planting, equipment, irrigation systems and grove maintenance. This financing represented the purchase of an equity interest in GISE of approximately 17.6%. Under U.S. GAAP, amounts advanced under the FOCIR Agreement were classified outside equity due to a mandatory redemption provision. As of December 31, 2003, advances under the FOCIR Agreement were $4.2 million based on the exchange rates in effect on that date ($47.0 million Mexican pesos).

     The terms of the FOCIR Agreement provided for the calculation and accrual of annual accretion using one of two alternative methods. The first method calculated accretion by multiplying the year’s Mexican inflation index rate plus 4.2% by the FOCIR balance. The second method determined annual accretion by multiplying GISE’s shareholders equity; using Mexican generally accepted accounting principles, by factors of 1.168 for 2003, and 1.210 for 2004, and then multiplying by the FOCIR equity interest percentage. The calculation that resulted in the greater amount would be the annual accretion amount. Accretion would accumulate over the 9-year period of the prior FOCIR Agreement and would be paid only upon expiration or early termination of the FOCIR Agreement. As of December 31, 2003, the accumulated interest accreted under the FOCIR Agreement amounted to $1.8 million, and was classified as a long-term liability in our condensed consolidated balance sheets as of December 31, 2003. The FOCIR Agreement also contained, among other things, certain provisions relating to GISE’s future financial performance, the establishment of an irrevocable trust guaranteeing the FOCIR debt, which included transferring to the trust GISE common shares that represented 33.4% of GISE’s outstanding shares and the governance of GISE.

     On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which was recognized as income in the third quarter of 2004) and changed the repayment terms to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005 with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (CETES), the Mexican Treasury Bill rate, which was approximately 8.6% at September 30, 2004. The FOCIR debt is secured by a first lien on our El Cielo lemon grove (book value of approximately $600,000).

     Scheduled maturities of long-term debt at September 30, 2004, are as follows:

Payments
(In thousands)
2004	$—
2005	206
2006	413
2007	620
2008	723
Thereafter	2,168

$4,130

NOTE 5 — Related Party Transactions

     Effective September 1, 2000, we entered into an agreement with Promecap, S.C. (“Promecap”) for the services of Emilio Castillo Olea to become our President and Chief Executive Officer at the annual rate of $150,000. As of September 30, 2004, the company owed Promecap $362,500 in connection with this agreement. Mr. Castillo was also a Director of Promecap, a financial advisory services firm to Mexico Strategic Investment Fund Ltd., (“MSIF”), which owned 80% of M&M Nominee, LLC (“M&M Nominee”). M&M Nominee was our largest shareholder (see discussion below). On January 31, 2003, Mr. Castillo resigned his officer positions with our company, and on May 30, 2003, resigned as a Director. In January 2005, the company paid Promecap the amounts owed in connection with Mr. Castillo’s salary

     On May 20, 2004, the company’s board of directors appointed its then chairman, Jakes Jordaan, to serve as our President and Chief Executive Officer. Mr. Jordaan is a member of the firm Jordaan & Riley, PLLC, which served as the company’s legal counsel.

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

NOTE 6 — Lemon Groves

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

      As of September 30, 2004, our lemon groves consisted of 2,871 hectares (approximately 7,100 acres). This land, which is situated in the northern states of Tamaulipas and San Luis Potosi, consists of two separate groves with different maturity profiles. These groves were initially planted with approximately 800,000 lemon trees. Pursuant to the terms of the now cancelled long-term supply contract, Coca-Cola provided us, free of charge, 765,000 lemon tree seedlings that were used for planting approximately 6,023 acres. We also operate our own nursery where young seedlings are prepared for planting, which provided us with the remaining 35,000 trees, as well as acting as a source of replanting for damaged trees. In connection with the transaction with Coca-Cola pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons for an aggregate cash payment of $12.5 million, we elected to cease active cultivation of certain planted lemon tree seedlings and used some for replanting of damaged trees. In October 2004, we commenced actively cultivating the plantings that were abandoned in 2003. As part of the sale agreement we are contractually restricted from industrially processing our lemons and are limited to marketing our lemons solely as fresh fruit until July 30, 2007.

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

      As of September 30, 2004, our lemon groves consisted of the following:

Grove	Location	Hectares	Acreage (A)	Interest
	Gomez Farias,
El Cielo Grove	Tamaulipas, Mexico	725	1,791	Owned
	Cd. Valles,
	San Luis Potosi,
Flor de Maria Grove	Mexico	2,146	5,301	Leased

(A)	One hectare equals approximately 2.47 acres.

      The Flor de Maria grove lease is a 30-year land lease. The property rights associated with the lease were acquired in 1999 from a group of local Mexican landowners, whom acquired the land under the “Ejido” system of land ownership. The lease and purchase price of approximately $1.9 million were prepaid. In late 2001, we formally entered into the 30-year lease agreement with the landowners. Although we are currently in the process of transitioning the lease into a land purchase, we are amortizing the cost over the remaining life of the lease. In connection with transfer of this land, we have received a request from the “Ejido” for the payment of an additional $1.1 million, based on the exchange rate at September 30, 2004 ($12.6 million Mexican pesos), the outcome of which is uncertain at this time.

NOTE 7 — Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
	(In thousands, except for per share amounts)
Numerator
Income (loss) from continuing operations	$(1,375)	$2,350	$(1,465)	$(18)
Income (loss) from discontinued operations	(1,374)	808	(3,129)	544

Net income (loss)	$(2,749)	$3,158	$(4,594)	$526

Denominator
Denominator for basic net income (loss) per share — weighted average shares outstanding	21,045	21,045	21,045	21,045

Basic and diluted net income (loss) per share:
Continuing operations	$(0.07)	$0.11	$(0.07)	$—
Discontinued operations	(0.06)	0.04	(0.15)	0.02

Basic and diluted net income (loss) per share	$(0.13)	$0.15	$(0.22)	$0.02

      We had stock options outstanding of 95,000 and 80,000 at September 30, 2003 and September 30, 2004, respectively. Stock options outstanding at September 30, 2003 were not included in the per share calculation because their effect would have been anti-dilutive. Stock options outstanding at September 30, 2004 were not included in the per share calculation as their effect is immaterial.

NOTE 8 — Inventories

      Inventories from continuing operations consist of the following:

	December 31,	September 30,
	2003	2004
	(In thousands)
Finished Goods	$—	$210
Raw materials	—	200
Supplies	—	112

Total	$—	$522

      Inventories are valued at the lower of cost or market. Cost for finished goods and raw materials are computed based on a raw material transfer price from the company’s Mexican subsidiary GISE, which includes costs associated with growing, harvesting and shipping of the lemons to a processor in the United States. Finished goods also include the cost of processing and packaging supplies. Orchard costs associated with the growing of the lemons are expensed in the periods in which the costs are incurred.

NOTE 9 — Commitments and Contingencies

      Several legal proceedings arising in the normal course of business are pending against us, including certain of our Mexican subsidiaries.

      As a result of the decline in the worldwide market prices of FCOJ, during 2000 we decided to discontinue operating a juice processing facility in Mexico that had been leased from Frutalamo S.A. de C.V. (“Frutalamo”) under the terms of deposit, operating and stock purchase agreements entered into in December 1996. As we were unsuccessful in negotiating a settlement with Frutalamo to terminate such agreements, we wrote off a previously recorded non-refundable deposit of $1.5 million and recorded a cancellation fee of $1.0 million, both of which were non-cash charges that were associated with our discontinued juice and oil business segment.

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

     In addition to the actions described above, from time to time our company is engaged in various other legal proceedings in the normal course of business. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, our company, based on the consultation with legal counsel, is of the opinion that there are no matters pending or threatening which could have a material adverse effect on our condensed consolidated financial position or results of operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

     Our business has changed dramatically.We have sold our juice and oil business segments assets and our packaged fruit business segment.See Item 1, Note 1 – Significant Accounting Policies.

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

Conversion to U.S. GAAP

     We conduct all of our growing operations through our operating Mexican subsidiary GISE. GISE is a Mexican corporation whose principal activities were the operation of two citrus juice and oil processing plants, as well as currently managing our lemon groves. GISE maintains its accounting records in Mexican pesos and in accordance with Mexican generally accepted accounting principles and are subject to Mexican income tax laws. Our Mexican subsidiary’s financial statements have been converted to United States generally accepted accounting principles (“U.S. GAAP”) and U.S. dollars.

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

Income Taxes

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our historical operating results, management is unable to conclude on a more likely than not basis that all deferred income tax assets generated through operating losses through September 30, 2004 will be realized. Accordingly, we have recognized a valuation allowance equal to the difference between deferred income tax assets and the deferred income tax liabilities.

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

Cautionary Statement Regarding Forward-Looking Statements

     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report. Statements contained in this report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. These factors include risks relating to our financial condition, our Mexican operations, general business risks and risks relating to our common stock. For a discussion of these factors that may affect actual results, investors should refer to our filings with the Securities and Exchange Commission and those factors listed under “Risk Factors” starting on page 21 of this Form 10-Q.

Results of Operations

     The following tables set forth a comparison of the three and nine month periods ended September 30, 2003 to the three and nine month periods ended September 30, 2004. The amounts are derived from our unaudited condensed consolidated statements of operations included elsewhere in this Form 10-Q. The financial information and discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto. The three and nine month financial results are not necessarily indicative of future results.

     The discussion following the tables is provided separately for continuing and discontinued operations. In November 2003, with the divesture of our Victoria juice and oil plant, the company discontinued any further operating activities related to its juice and oil business segment. In addition, as a result of the sale of our packaged fruit business segment in August 2004, these operations also qualified as discontinued operations in the third quarter 2004 condensed consolidated financial statements. Accordingly, in our condensed consolidated financial statements for the 2003 and 2004 periods, we have classified these operations as discontinued operations. As such, our continuing operations consist of the growing and marketing of fresh lemons (our agricultural business segment).

Third Quarter 2003 vs. Third Quarter 2004 from Continuing Operations

	Three Months Ended
	September 30,
	2003	2004
	(In thousands)
Net sales	$—	$3,045
Cost of products sold	423	1,546

Gross profit (loss)	(423)	1,499
Selling, general and administrative expenses	338	1,109

Income (loss) from operations	(761)	390
Other income (expense):
Interest expense	(220)	(82)
Gain on forgiveness of debt	—	2,034
Other income, net	20	21
Foreign currency translation loss	(414)	(13)

	(614)	1,960

Income (loss) from continuing operations	(1,375)	2,350

Loss from discontinued operations before gain from sale of packaged fruit business segment and income taxes	(1,211)	(999)
Gain from sale of packaged fruit business segment	—	1,807

Income (loss) of discontinued operations before income taxes	(1,211)	808
Income tax expense of discontinued operations	163	—

Income (loss) from discontinued operations	(1,374)	808

Net income (loss)	$(2,749)	$3,158

Net sales

      Net sales in the 2004 period consist entirely of lemon sales compared to no lemon sales in the 2003 period. In early August 2004, the company commenced selling its lemons into the fresh markets in the United States.

Gross profit (loss)

      Gross profit (loss) increased from a gross loss of $423,000 in the 2003 period to a gross profit of $1.5 million in the 2004 period. Effective April 2003, with the consummation of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons, we started expensing all cost associated with operating our lemon groves. Accordingly, the 2003 period gross loss represents our orchard operating expenses that were expensed in the period. In early August 2004, the company commenced selling its lemons into the fresh markets in the United States. Gross margin in the 2004 period is net of cost of sales which includes costs associated with operating our lemon groves, those costs associated with the current period harvest and processing costs of the harvested lemons. Gross margin as a percent of net sales in the 2004 period was 49.2%.

Selling, general and administrative expenses

      Selling, general and administrative expenses (“SG&A”) increased from $338,000 in the 2003 period to $1.1 million in the 2004 period. The increase in the 2004 period was primarily caused by increased SG&A associated with the selling of fresh lemons. In addition, a substantial amount of the previously reported SG&A was associated with our juice and oil business segment as opposed to our lemon groves and has been reclassified to discontinued operations in the 2003 period.

Interest expense

      Interest expense decreased from $220,000 in the 2003 period to $82,000 in the 2004 period. Both periods interest expense is associated with the FOCIR debt. The FOCIR debt is a peso based loan and translated amounts will vary based on the Mexican peso exchange rate at the end of each period.

Gain on forgiveness of debt

      The gain on the forgiveness of debt of $2.0 million in the 2004 period represents the forgiveness of accreted interest associated with the FOCIR debt that was forgiven as part of the restructuring discussed in Note 2 to these condensed consolidated financial statements.

Other income, net

      Other income, net increased from net income of $20,000 in the 2003 period to net income of $21,000 in the 2004 period. Both periods consist primarily of miscellaneous non-operating income and expense items.

Foreign currency translation loss

      Foreign currency translation loss, which decreased from a net loss of $414,000 in the 2003 period to a net loss of $13,000 in the 2004 period, results primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars.

Income (loss) from continuing operations

      As a result of the factors noted above, we reported a loss from continuing operations of $1.4 million in the 2003 period and income of $2.4 million in the 2004 period.

Income (loss) from discontinued operations

      During the fourth quarter of 2003 we discontinued any further operating activities related to our juice and oil business segment and on August 30, 2004, we sold our packaged fruit business segment to Del Monte, both of which were no longer considered part of the company’s strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of these business segments as discontinued operations in our condensed consolidated statements of operations in the 2003 and 2004 periods. The gain from sale of packaged fruit business segment of $1.8 million in the 2004 period represents the gain realized from the August 30, 2004 sale of our packaged fruit business to Del Monte. See Notes 2 and 3 to these condensed consolidated financial statements for a further discussion of this transaction.

      As a result, we reported a loss from discontinued operations of $1.4 million in the 2003 period and income of $808,000 in the 2004 period.

Net income (loss)

      As a result of the foregoing, we reported a net loss of $2.7 million in the 2003 period and net income of $3.2 million in the 2004 period.

First Nine Months 2003 vs. First Nine Months 2004 from Continuing Operations

	Nine Months Ended
	September 30,
	2003	2004
	(In thousands)
Net sales	$—	$3,218
Cost of products sold	845	2,853

Gross profit (loss)	(845)	365
Selling, general and administrative expenses	186	1,986

Loss from operations	(1,031)	(1,621)
Other income (expense):
Interest expense	(220)	(359)
Gain on forgiveness of debt	—	2,034
Other income (expense), net	25	(3)
Foreign currency translation loss	(234)	(69)

	(429)	1,603

Loss from continuing operations, net of income taxes of $5 in 2003	(1,465)	(18)

Loss from discontinued operations before gain from sale of packaged fruit business segment and income taxes	(2,645)	(1,263)
Gain from sale of packaged fruit business segment	—	1,807

Loss of discontinued operations before income taxes	(2,645)	544
Income tax expense of discontinued operations	484	—

Income (loss) from discontinued operations	(3,129)	544

Net income (loss)	$(4,594)	$526

Net sales

      Net sales in the 2004 period consist entirely of lemon sales compared to no lemon sales in the 2003 period. In early August 2004, the company commenced selling its lemons into the fresh markets in the United States. During the first six months of 2004 the company realized miscellaneous lemon sales of $173,000, which related primarily to the prior years harvest.

Gross profit (loss)

      Gross profit (loss) increased from a gross loss of $845,000 in the 2003 period to a gross profit of $365,000 in the 2004 period. Effective April 2003, with the consummation of the Coca-Cola transaction pertaining to the rescission of all contract rights and obligations for the growing and processing of lemons, we started expensing all cost associated with operating our lemon groves. Accordingly, the 2003 period gross loss represents our orchard operating expenses that were expensed in the 2003 period. In early August 2004, the company commenced selling its lemons into the fresh markets in the United States. Gross margin in the 2004 period is net of cost of sales which includes costs associated with operating our lemon groves, those costs associated with the current period harvest and processing costs of the harvested lemons. Cumulative gross margin as a percent of net sales in the 2004 period was 11.3%.

Selling, general and administrative expenses

      Selling, general and administrative expenses (“SG&A”) increased from $186,000 in the 2003 period to $2.0 million in the 2004 period. The increase in the 2004 period was primarily caused by increased SG&A associated with the selling of fresh lemons and the expensing of SG&A associated with the lemon groves. The 2003 period benefited from a $691,000 gain from the reversal of previously recorded Mexican deferred profit sharing expense, as required under U.S. GAAP. In addition, a substantial amount of the previously reported SG&A was associated with our juice and oil business segment as opposed to our lemon groves and has been reclassified to discontinued operations in the 2003 period.

Interest expense

      Interest expense increased from $220,000 in the 2003 period to $359,000 in 2004 period. Both periods interest expense is associated with the FOCIR debt. The FOCIR debt is peso based loan and translated amounts will vary based on the Mexican peso exchange rate at the end of each period.

Gain on forgiveness of debt

      The gain on the forgiveness of debt of $2.0 million in the 2004 period represents the forgiveness of accreted interest associated with the FOCIR debt that was forgiven as part of the restructuring discussed in Notes 2 and 3 to these condensed consolidated financial statements.

Other income (expense), net

      Other income (expenses), net decreased from net income of $25,000 in the 2003 period to net expense of $3,000 in the 2004 period. Both periods consist primarily of miscellaneous non-operating income and expense items.

Foreign currency translation loss

      Foreign currency translation loss, which decreased from a net loss of $234,000 in the 2003 period to a net loss of $69,000 in the 2004 period, results primarily from the re-measurement of our foreign subsidiaries financial statements to U.S. dollars.

Loss from continuing operations

      As a result of the factors noted above, we reported a loss from continuing operations of $1.5 million in the 2003 period and loss of $18,000 in the 2004 period.

Income (loss) from discontinued operations

      During the fourth quarter of 2003 we discontinued any further operating activities related to our juice and oil business segment and on August 30, 2004, we sold our packaged fruit business segment to Del Monte, both of which were no longer considered part of the company’s strategic plan for the future. In accordance with SFAS No. 144, we have reported the results of operations of these business segments as discontinued operations in our condensed consolidated statements of operations in our nine month 2003 and 2004 periods. The gain from sale of packaged fruit business segment of $1.8 million in the 2004 period represents the gain realized from the August 30, 2004 sale of our packaged fruit business to Del Monte. See Note 2 to these condensed consolidated financial statements for a further discussion of this transaction.

      As a result, we reported a loss from discontinued operations of $3.1 million in the 2003 period and income of $544,000 in the 2004 period.

Net income (loss)

      As a result of the foregoing, we reported a net loss of $4.6 million in the 2003 period and net income of $526,000 in the 2004 period.

Liquidity and Capital Resources

     Financial Position:

     At September 30, 2004, our cash and cash equivalents totaled $7.2 million, a decrease of $3.1 million from year-end 2003. During the first nine months of 2004, our operating activities from continuing operations used cash of $4.0 million primarily from an increase in our trade receivables of $2.5 million and the non-cash reduction of our accreted interest expense accrual of $1.8 million. Investing activities from continuing operations used cash of $375,000, primarily for the purchase of property and equipment. Net cash used in financing activities from continuing operations of $81,000 was the result of a net change in our other long-term liability. Working capital at September 30, 2004 amounted to $7.6 million, an increase of $4.2 million from our December 31, 2003 amount of $3.4 million and was due primarily from the sale of all outstanding shares of our Mexican subsidiary, ICMOSA, to Del Monte in August 2004. As part of the transaction, approximately $7.0 million of defaulted ICMOSA bank debt was transferred and retired and approximately $3.0 million of other liabilities were also transferred.

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

     On August 4, 2004, the company and FOCIR entered into a new agreement that restructured its debt into a $47.0 million Mexican peso (approximately U.S. $4.2 million) secured term loan. Under the terms of the restructured agreement, FOCIR agreed to forgive all accreted interest (approximately $2.0 million which was recognized as income in the third quarter of 2004) and changed the repayment terms to a seven-year note payable in increasing amounts with the first annual principal payment due in October 2005, with interest payable quarterly at the rate of 2.5% plus Certificados de la Testorenia de la Federation (“CETES”), the Mexican Treasury Bill rate which was approximately 8.3% at the restructuring date. The FOCIR debt is secured by a first lien on our El Cielo lemon grove (book value of approximately $600,000).

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

Pending or Adoption of Recent Accounting Pronouncements:

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

     We are subject to market risk associated with adverse changes in foreign currency exchange rates and inflation in our operations in Mexico. We have a $47.0 million Mexican peso denominated (approximately U.S. $4.1 million at September 30, 2004) secured term loan with FOCIR. Our consolidated results of operations are affected by changes in the valuation of the Mexican peso to the extent that our Mexican subsidiaries have peso denominated net monetary assets or net monetary liabilities. In periods where the peso has been devalued in relation to the U.S. dollar, a gain will be recognized to the extent there are peso denominated net monetary liabilities while a loss will be recognized to the extent there are peso denominated net monetary assets. In periods where the peso has gained value, the converse would be recognized. Our consolidated results of operations are also subject to fluctuations in the value of the peso as they affect the translation to U.S. dollars of our Mexican subsidiaries financial statements. Since the assets and liabilities therein are peso denominated, a falling peso results in a translation loss to the extent there are net peso assets or a translation gain to the extent there are net peso liabilities.

We are subject to governmental laws that relate to ownership of rural lands in Mexico.

      We own or lease, on a long-term basis, approximately 7,100 acres of rural land in Mexico, which are used primarily for growing our lemons. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities. Although we have not experienced any legal disputes with respect to our land ownership, we are transitioning, pursuant to the terms of an existing agreement with an “Ejido” system of land ownership, approximately 5,300 acres of land from a 30-year lease to a land purchase. In connection with transfer of this land, we have received a request from the “Ejido” for the payment of an additional $1.1 million, based on the exchange rate at September 30, 2004 ($12.6 million Mexican pesos), the outcome of which is uncertain at this time.

Labor shortages and union activity could affect our ability to hire and we are dependent on the Mexican labor market.

      We are heavily dependent upon the availability of a large labor force to harvest and work our lemon groves. If it becomes necessary to pay more to attract labor, our labor costs will increase.

We are subject to statutory employee profit sharing in Mexico.

      All Mexican companies, including ours, are required to pay their employees, in addition to their agreed compensation benefits, profit sharing in an aggregate amount equal to 10% of taxable income, as adjusted to eliminate most of the effects of Mexican inflation, calculated for employee profit sharing purposes, of the individual corporation employing such employees. As a result of losses for income tax purposes at our Mexican subsidiaries over the past several years, we have not been required to pay any profit sharing. Statutory employee profit sharing expense, when paid, is reflected in our cost of goods sold and selling, general and administrative expenses, depending upon the function of the employees to whom profit sharing payments are made. Our net losses are not always a meaningful indication of taxable income of our subsidiaries for profit sharing purposes or of the amount of employee profit sharing.

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

      We have sustained net losses in each of the last seven fiscal years and realized a small profit in the first nine months of 2004; the result of non-operating gains from the forgiveness of debt and gain from the sale of our packaged fruit business segment. As of September 30, 2004 our accumulated deficit was $60.7 million. Our ability to achieve profitability in the future will depend on many factors, including our ability to successfully execute our new business strategy to produce and market fresh lemons. Because we were not profitable in each of the last seven years and only marginally profitable during the first nine months of 2004, there can be no assurance that we will achieve a profitable level of operations in the remainder of fiscal 2004 and beyond, or, if profitability is achieved that it can be sustained.

We may lose our net operating loss carryforwards, which could prevent us from offsetting future taxable income in the United States.

      In June 2001, we completed a rights offering wherein M&M Nominee, our largest shareholder, purchased an additional 6,849,315 shares of our common stock increasing their ownership from 45.2% to 62.48%. Accordingly, we experienced an ownership change as defined by Section 382 of the Internal Revenue Code of 1986, as amended, which limits the use of net operating loss of carryforwards where changes occur in the stock ownership of a company. As a result, this limitation allowed us to use only a portion of our pre-change net operating loss carryforwards, which amounted to approximately $17.7 million at December 31, 2003, to reduce subsequent taxable income in the United States, if any for federal income tax purposes. Based upon the limitations of Section 382, we were allowed to use approximately $425,000 of such losses each year to reduce taxable income, if any, until such unused losses expire.

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

     Management has concluded that we have a material weakness in internal financial reporting at one of our Mexican subsidiaries, which is more fully described in Item 4 of this Form 10-Q. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes”), beginning with our Annual Report on Form10-K for our fiscal year ending December 31, 2006, we will be required to assess the effectiveness of our internal controls over financial reporting and report that our internal control over financial reporting is effective. Although we continue to take action to comply with the internal controls, disclosure controls and other requirements of Sarbanes, we have limited qualified personnel to prepare and file our SEC reports and we are not certain that we can complete the documentation of our internal controls as required by Section 404 of Sarbanes and provide our auditors with the required report without assistance of a third party. Resources available in the marketplace and our company’s ability to acquire them will affect our ability to complete the required procedures by the filing deadline of our 2006 Annual Report on Form 10-K.

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

     The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for our debt obligation.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate
(In thousands, except interest rates)

								Estimated
						There-		Fair Value
	2004	2005	2006	2007	2008	after	Total	9/30/04
Long-term debt, including current portion

Variable rate	$—	$206	$413	$620	$723	$2,168	$4,130	$4,130
Average interest rate		11.1%	11.1%	11.1%	11.1%	11.1%

     At September 30, 2004, the above consisted entirely of our Mexican peso denominated debt.

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

     With the filing of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, we will be filing over five months past our extension request to November 14, 2004. This filing delay has been caused by several factors, which are as follows –

•	The annual audit of our consolidated financial statements for our fiscal year ending December 31, 2003, by our independent public accountants was finalized on November 15, 2003 and we filed our annual report on Form 10-K for our fiscal year ended December 31, 2003 on February 23, 2005.

•	The company has limited qualified personnel to prepared and file its SEC reports.

•	As part of our company’s decision to discontinue the juice division of our juice and oil business segment, we entered into contracts to sell our juice processing plants and related equipment located in Mexico. As a result, additional analysis was required in assessing the impairment of these long-lived assets under current accounting literature.

•	As a result of discontinuing our juice and oil business segment, the company’s historical financial statements had to be restated to reflect this discontinuance as discontinued operations.

•	The company went through a further change in control in July 2004 which resulted in further management and director changes.

•	On August 30, 2004, the company sold its packaged fruit business segment which required the allocation of already limited personnel resources.

•	The review of certain internal control deficiencies by our company’s Audit Committee and independent accountants.

•	The replacement of several members of our company’s Audit Committee with independent directors.

•	The resignation of certain personnel and their impact on financial statement preparation.

•	The company changed its independent auditors on March 4, 2005, from Mancera S.C., Member Practice of Ernst & Young Global to KBA Group LLP.

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

     None

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

THE UNIMARK GROUP, INC.

Registrant

Date: March 31, 2005	/s/ Jakes Jordaan

Jakes Jordaan, President
(Principal Executive Officer)

Date: March 31, 2005	/s/ David E. Ziegler

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